Form 10-Q
period 2007-12-31
Home Federal Bancorp, Inc.
filed 2008-02-08
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2007

                                                                                                 or

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to _____

Commission File Number: 000-52995

HOME FEDERAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland                                                                                                                                                                                            26-0886727
(State or other jurisdiction of incorporation                                                                                                                              (I.R.S. Employer
or organization)                                                                                                                                                                                  I.D. Number)

500 12th Avenue South, Nampa, Idaho                                                                                                                                              83651
(Address of principal executive offices)                                                                                                                                         (Zip Code)

Registrant's telephone number, including area code:                                                                                                             (208) 466-4634

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes [X] No [  ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
        Large accelerated filer [   ]                     Accelerated filer [X]                     Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
        Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 17,326,565 shares outstanding as of January 30, 2008.


HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
                                                                                                                                                                                                        Page
                    Consolidated Balance Sheets as of
                            December 31, 2007 and September 30, 2007                                                                                                     1
                    Consolidated Statements of Income for the Three Months
                            ended December 31, 2007 and 2006                                                                                                                   2
                    Consolidated Statements of Stockholders' Equity                                                                                                 3
                    Consolidated Statements of Cash Flows for the Three Months
                            ended December 31, 2007 and 2006                                                                                                                   5
                    Selected Notes to Unaudited Interim Consolidated Financial Statements                                                          7

Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                                                                                        12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                                                 22

Item 4 - Controls and Procedures                                                                                                                                                23

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                                                                                                            23

Item 1A - Risk Factors                                                                                                                                                                   24

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                                                                  24

Item 3 - Defaults upon Senior Securities                                                                                                                                    24

Item 4 - Submission of Matters to a Vote of Security Holders                                                                                               24

Item 5 - Other Information                                                                                                                                                            24

Item 6 - Exhibits                                                                                                                                                                              25

SIGNATURES                                                                                                                                                                               26


Item 1. Financial Statements
HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	December 31, 2007	September 30, 2007
ASSETS
Cash and amounts due from depository institutions	$102,453	$ 20,588
Mortgage-backed securities available for sale, at fair value	159,028	162,258
Federal Home Loan Bank of Seattle ("FHLB") stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $3,015
and $2,988	477,446	480,118
Loans held for sale	3,043	4,904
Accrued interest receivable	3,016	2,804
Property and equipment, net	12,572	12,364
Mortgage servicing rights, net	1,979	2,047
Bank owned life insurance	11,273	11,168
Real estate and property owned	672	549
Deferred income tax asset	230	1,245
Other assets	1,266	2,318
TOTAL ASSETS	$782,569	$709,954

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand deposits	$ 36,474	$ 38,643
Interest-bearing demand deposits	136,586	127,659
Savings deposits	22,195	23,116
Certificates of deposit	209,717	215,191
Total deposit accounts	404,972	404,609
Advances by borrowers for taxes and insurance	772	1,605
Interest payable	675	731
Deferred compensation	4,694	4,515
FHLB advances	163,638	180,730
Other liabilities	3,973	5,127
Total liabilities	578,724	597,317
STOCKHOLDERS' EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized,
issued and outstanding, none	-	--
Common stock, $.01 par value; 90,000,000 authorized,
issued and outstanding:	173	152
Dec. 31, 2007 - 17,369,853 issued, 17,326,565 outstanding
Sept. 30, 2007 - 15,278,803 issued, 15,232,243 outstanding
Additional paid-in capital	156,427	59,613
Retained earnings	59,418	58,795
Unearned shares issued to employee stock ownership plan ("ESOP")	(11,470)	(3,698)
Accumulated other comprehensive loss	(703)	(2,225)
Total stockholders' equity	203,845	112,637
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$782,569	$709,954

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)	Three Months Ended December 31,
	2007	2006

Interest and dividend income:
Loan interest	$ 8,076	$ 8,527
Investment interest	264	29
Mortgage-backed security interest	1,943	2,306
FHLB dividends	19	10
Total interest and dividend income	10,302	10,872
Interest expense:
Deposits	3,214	3,010
FHLB advances	2,032	2,363
Total interest expense	5,246	5,373
Net interest income	5,056	5,499
Provision for loan losses	287	71
Net interest income after provision for loan losses	4,769	5,428
Noninterest income:
Service charges and fees	2,211	2,414
Gain on sale of loans	185	298
Increase in cash surrender value of bank owned life insurance	104	100
Loan servicing fees	127	144
Mortgage servicing rights, net	(68)	(83)
Other	45	10
Total noninterest income	2,604	2,883
Noninterest expense:
Compensation and benefits	3,699	4,014
Occupancy and equipment	711	702
Data processing	522	508
Advertising	300	296
Postage and supplies	150	146
Professional services	212	196
Insurance and taxes	85	103
Other	183	281
Total noninterest expense	5,862	6,246
Income before income taxes	1,511	2,065
Income tax expense	564	796
NET INCOME	$ 947	$ 1,269

Earnings per common share:
Basic	$ 0.06	$ 0.08(1)
Diluted	0.06	0.08(1)
Weighted average number of shares outstanding:
Basic	16,738,289	16,548,408(1)
Diluted	16,762,906	16,726,404(1)
		33
Dividends declared per share:	$0.048(1)	$0.048(1)

(1) Earnings per share, average common shares outstanding, and dividends per share have been adjusted to reflect the impact of the second-step conversion and reorganization of Home Federal Bancorp, Inc. ("Company"), which occurred on December 19, 2007.

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at Sept. 30, 2006	15,169,114	$152	$ 57,222	$54,805	$ (4,134)	$ (176)	$107,869

Restricted stock issued, net of forfeitures	(6,924)						--
ESOP shares committed to be released			357		436		793
Exercise of stock options	70,053		854				854
Share-based compensation			1,036				1,036
Excess tax benefits from equity compensation plans			144				144
Dividends paid ($0.190 per share) (1) (2)				(1,281)			(1,281)
Comprehensive income:
Net income				5,271			5,271
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						(100)	(100)
Change in unrealized holding loss resulting from transfer of securities from held to maturity to available for sale, net of taxes						(1,949)	(1,949)
Comprehensive income:							3,222
Balance at Sept. 30, 2007	15,232,243	152	59,613	58,795	(3,698)	(2,225)	112,637

Second Step Conversion	2,073,887	21	96,543		(8,160)		88,404
Dissolution of Mutual Holding Company			50				50
Restricted stock issued, net of forfeitures	8,502						-
ESOP shares committed to be released			(181)		388		207
Exercise of stock options	11,933		147				147
Share-based compensation			255				255
Dividends paid ($0.048) per share) (1) (2)				(324)			(324)
Comprehensive income:
Net income				947			947
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						1,522	1,522
Comprehensive income:							2,469
Balance at Dec. 31, 2007	17,326,565	$173	$156,427	$59,418	$(11,470)	$ (703)	$203,845

3


(1) Home Federal MHC waived its receipt of dividends on the 8,979,246 shares that it owned.
(2) Dividends per share for the have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 19, 2007.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 947	$ 1,269
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	397	434
Net accretion of premiums and discounts on investments	(10)	(18)
ESOP shares committed to be released	207	213
Equity compensation expense	255	265
Provision for loan losses	287	71
Accrued deferred compensation expense, net	179	162
Net deferred loan fees	(18)	87
Net gain on sale of loans	(185)	(298)
Proceeds from sale of loans held for sale	13,895	18,334
Originations of loans held for sale	(11,864)	(17,620)
Net decrease in value of mortgage servicing rights	68	83
Net increase in value of bank owned life insurance	(104)	(100)
Change in assets and liabilities:
Interest receivable	(212)	(102)
Other assets	1,110	(312)
Interest payable	(56)	(21)
Other liabilities	(1,153)	380
Net cash provided by operating activities	3,743	2,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	-	5,961
Proceeds from maturity of mortgage-backed securities available for sale	5,778	652
Purchase of mortgage-backed securities available for sale	-	(2,102)
Purchases of property and equipment	(598)	(284)
Net decrease/(increase) in loans	2,099	(8,635)
Proceeds from sale of repossessed assets	128	-
Net cash provided (used) by investing activities	7,407	(4,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	363	(5,158)
Net decrease in advances by borrowers for taxes and insurance	(833)	(1,183)
Proceeds from FHLB advances	5,300	87,065
Repayment of FHLB advances	(22,392)	(76,668)
Net proceeds from stock issuance and exchange pursuant to second step conversion	88,454	-
Proceeds from exercise of stock options	147	181
Dividends paid	(324)	(318)
Net cash provided by financing activities	70,715	3,919

NET INCREASE IN CASH AND CASH EQUIVALENTS	81,865	2,338
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,588	18,385
CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,453	$ 20,723

(continues on next page)

5

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Three Months Ended December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,302	$5,394

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	312	-
Fair value adjustment to securities available for sale, net of taxes	1,522	63

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the "Company"), and its wholly-owned subsidiary, Home Federal Bank (the "Bank"). The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

The Company was formed as the new stock holding company for the Bank in connection with the Bank's second-step conversion from the mutual holding company structure to the stock holding company structure ("Conversion"), which was completed on December 19, 2007. Prior to the completion of the Conversion, the Bank was the subsidiary of Home Federal Bancorp, Inc., a federally-chartered stock mid-tier holding company ("Mid-Tier"), and the Mid-Tier was a subsidiary of Home Federal MHC, a federally-chartered mutual holding company. The Bank formed the mutual holding company structure in December 2004. As a result of the Conversion, Home Federal MHC and the Mid-Tier ceased to exist and were replaced by the Company as the successor to the Mid-Tier. See Note 3 below for additional information regarding the Conversion.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the Mid-Tier's audited financial statements and notes included in the Annual Report on Form 10-K for the year ended September 30, 2007 ("2007 Form 10-K") filed with the Securities and Exchange Commission ("SEC") on December 14, 2007.

Note 2 - Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements, and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan losses, mortgage servicing rights, and deferred income taxes to be critical accounting estimates.

The accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future losses on loans. The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumptions. The Company performs a quarterly review of mortgage servicing rights for potential changes in value. This review may include an independent appraisal by an outside party of the fair value of the mortgage servicing rights.

Deferred income taxes are computed using the asset and liability approach as prescribed in Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of the existing assets and liabilities are expected to be reported in the Company's income tax returns.


Note 3 - Second-step Conversion and Reorganization

The Company is a Maryland corporation that was formed as the new stock holding company for Home Federal Bank in connection with the Conversion, which was completed on December 19, 2007.

As part of the Conversion, a total of 9,384,000 new shares of the Company were sold at $10 per share in subscription, community and syndicated community offerings through which the Company received proceeds of approximately $88.4 million, net of offering costs of approximately $5.4 million. The Company contributed $48.3 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $8.2 million to the Bank's Employee Stock Ownership Plan (the "ESOP") and the ESOP used those funds to acquire 816,000 shares of the Company's common stock at $10 per share. As part of the Conversion, shares of outstanding common stock of the Mid-Tier were exchanged for 1.136 shares of the Company's common stock. No fractional shares were issued. Instead, cash was paid to stockholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 853,133 outstanding shares of the Company for a total of 17,326,169 outstanding shares as of the closing of the second-step conversion on December 19, 2007.

The Conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company's assets, liabilities and equity. All references to the number of shares outstanding, including references for purposes of calculating per share amounts, are restated to give retroactive recognition to the exchange ratio applied in the Conversion.

Note 4 - Income Taxes

At October 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company's approach to adopting FIN 48 consisted of an examination of its financial statements, its income tax provision, and its federal and state income tax returns. The Company analyzed its tax positions including the permanent and temporary differences as well as the major components of income and expense.

As of October 1, 2007, and December 31, 2007, the Company did not believe that it had any uncertain tax positions that would rise to the level of having a material effect on its financial statements. In addition, the Company had no accrued interest or penalties as of October 1, 2007 or December 31, 2007. It is the Company's policy to record interest and penalties as a component of income tax expense. The adoption of this accounting standard did not have a material impact on the Company's financial position or results of operations.

Note 5 - Earnings Per Share

Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents arise from assumed conversion of outstanding stock options awarded under the Company's Stock Option and Incentive Plan ("SOP") and from assumed vesting of shares awarded but not released under the Company's Recognition and Retention Plan ("RRP") plan. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.


The following table presents the computation of basic and diluted EPS for the periods indicated:
	Three Months Ended December 31,
	2007	2006
	(in thousands, except share and per share data)
Basic EPS:
Income available to common stockholders	$ 947	$1,269
Weighted-average common shares outstanding	16,738,289	16,548,408
Basic EPS	$ 0.06	$ 0.08

Diluted EPS:
Income available to common stockholders	$ 947	$1,269
Weighted-average common shares outstanding	16,738,289	16,548,408
Net effect of dilutive SOP awards	-	84,216
Net effect of dilutive RRP awards	24,617	93,780
Weighted-average common shares outstanding and common stock equivalents	16,762,906	16,726,404
Diluted EPS	$ 0.06	$ 0.08

Note 6 - Mortgage-Backed Securities

Mortgage-backed securities available for sale consisted of the following:
	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$156,744	$492	$(1,582)	$155,654
Non-agency mortgage-backed securities	3,455	-	(81)	3,374
Total	$160,199	$492	$(1,663)	$159,028

	September 30, 2007
Agency mortgage-backed securities	$162,503	$191	$(3,823)	$158,871
Non-agency mortgage-backed securities	3,464	-	(77)	3,387
Total	$165,967	$191	$(3,900)	$162,258

The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.
	December 31, 2007
	Amortized Cost	Fair Value
	(in thousands)

Due within one year	$ 90	$ 90
Due after one year through five years	155	159
Due after five years through ten years	6,247	6,243
Due after ten years	153,707	152,536
Total	$160,199	$159,028


The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2007 were as follows:
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Mortgage-backed
securities, available
for sale	$9,675	$(24)	$98,102	$(1,639)	$107,777	$(1,663)

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to the underlying credit quality of the issuers or an industry specific event. The declines in value are on securities that have contractual maturity dates and future principal payments will be sufficient to recover the current amortized cost of the securities. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost.

As of December 31, 2007, the Bank had pledged mortgage-backed securities with an amortized cost of $89.3 million and a fair value of $87.7 million as collateral for FHLB advances. Mortgage-backed securities with an amortized cost of $6.6 million and a fair value of $6.5 million at December 31, 2007, were pledged to the Federal Reserve Bank as collateral for treasury tax and loan funds held by the Bank and for borrowings from the discount window. The Company has also pledged a mortgage-backed security with an amortized cost of $2.3 million and a fair value of $2.2 million as collateral for a $1.5 million revolving line of credit from the Bank. As of December 31, 2007, there was no balance owed on the line of credit.


Note 7 - Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2007		September 30, 2007
	Balance	Percent of Total	Balance	Percent of Total

	(dollars in thousands)
Real Estate:
One- to four-family residential	$241,508	50.15%	$249,545	51.55%
Multi-family residential	6,817	1.42	6,864	1.42
Commercial	134,606	27.96	133,823	27.64
Total real estate	382,931	79.53	390,232	80.60

Real Estate Construction:
One- to four-family residential	21,785	4.52	20,545	4.24
Multi-family residential	1,769	0.37	1,770	0.36
Commercial and land development	21,615	4.49	21,899	4.52
Total real estate construction	45,169	9.38	44,214	9.12

Consumer:
Home equity	46,071	9.57	42,990	8.88
Automobile	2,102	0.44	2,173	0.45
Other consumer	1,395	0.29	1,405	0.29
Total consumer	49,568	10.30	46,568	9.62

Commercial business	3,791	0.79	3,122	0.65
	481,459	100.00%	484,136	100.00%
Less:
Deferred loan fees	998		1,030
Allowance for loan losses	3,015		2,988
Loans receivable, net	$477,446		$480,118

Note 8 - Mortgage Servicing Rights

Mortgage servicing rights represent the fair value of the future loan servicing fees from the right to service loans for others. The unpaid principal balances of loans serviced at December 31, 2007 and September 30, 2007 were $185.5 million and $191.6 million, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets. In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of the mortgage servicing asset declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases as a result of slower rates of prepayments. The Company does not use derivatives to hedge fluctuations in the fair value of the servicing rights.

As of October 1, 2006, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, to measure mortgage servicing rights using the fair value method. As a result, the Company will measure each class of mortgage servicing rights at fair value at each reporting date, and report changes in fair value in earnings in the period in which the change occurs. Prior to the adoption of SFAS No. 156, the Company elected to account for its mortgage servicing rights using the amortization method previously required by SFAS No. 140.

The Company has identified two classes of mortgage servicing assets based upon the nature of the collateral, interest rate mechanism and nature of the loan. The Company uses an independent third party to periodically value the residential mortgage servicing rights using information such as anticipated prepayment speeds, discount rates and servicing fees associated with the type of loans sold.

Upon the change from the amortization method to fair value accounting under SFAS No. 156, the calculation of amortization and the assessment of impairment were discontinued. Those measurements have been replaced by


adjustments to fair value that encompass market-driven valuation changes. Under the fair value method, the changes in fair value are reported in "Mortgage servicing rights, net" on the Consolidated Statements of Income.

The following table lists the classes of servicing rights and the activities in the balance of each class for the periods indicated:

	Three Months Ended December 31,
Servicing Right Classes	2007	2006
	(in thousands)
One- to four-family residential loans:
Beginning Balance	$2,033	$2,468
Additions for new mortgage servicing rights capitalized	-	3
Adjustments to fair value	(66)	(84)
Ending Balance	$1,967	$2,387

Commercial real estate loans:
Beginning Balance	$ 14	$ 24
Adjustments to fair value	(2)	(2)
Ending Balance	$ 12	$ 22

The amount of contractually specified servicing fees for one- to four-family residential loans for the three months ended December 31, 2007 was $127,000. The servicing fees for one- to four-family residential loans are recorded in "Loan Servicing Fees" on the Consolidated Statements of Income. The amount of contractually specified servicing fees for commercial real estate loans, as well as late fees and other ancillary fees earned for the periods indicated, were immaterial in amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as "believes," "intends," "expects," "anticipates," "estimates" or similar expressions. Forward-looking statements include, but are not limited to:

  statements of our goals, intentions and expectations;
  statements regarding our business plan, prospects, growth and operating strategies;
  statements regarding the quality of our loan and investment portfolios; and
  estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements as a result of, among others, the following factors:

  general economic conditions, either nationally or in our market area, that are worse than expected;
  changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
  increased competitive pressures among financial services companies;
  changes in consumer spending, borrowing and savings habits;
  legislative or regulatory changes that adversely affect our business;
  adverse changes in the securities markets; and
  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board.


These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Overview

The Company is the successor to Home Federal MHC and the Mid-Tier in connection with the Conversion, which was completed on December 19, 2007.

On May 11, 2007, the Boards of Directors of the Company, Home Federal MHC and the Bank adopted a Plan of Conversion and Reorganization (the "Plan") pursuant to which the Bank reorganized from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, shares of outstanding common stock of the Mid-Tier were exchanged for 1.136 shares of the Company's common stock. No fractional shares were issued. The exchange ratio was designed to preserve the aggregate percentage ownership interest of the existing public shareholders of Mid-Tier following the sale of 10,200,000 shares of the Company's common stock to the Bank's eligible account holders, to the Bank's tax-qualified employee benefit plans and to members of the general public. The Conversion was approved by the Bank's depositors, the Company's stockholders (including the approval of a majority of the shares held by persons other than Home Federal MHC) and regulatory agencies. The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "HOME" and is included in the America's Community Bankers NASDAQ Index.

The Bank was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. On December 6, 2004, the Bank reorganized into the two-tiered mutual holding company form of organization. In connection with that transaction, the Mid-Tier sold 40.00% of its outstanding shares of common stock (6,083,500 shares) to the public and issued 59.04% of its outstanding shares of common stock (8,979,246 shares) to Home Federal MHC, the mutual holding company parent of the Mid-Tier. In connection with that transaction, the Mid-Tier also established and capitalized the Foundation with a $1.8 million one-time contribution, which consisted of 146,004 shares of its common stock and $365,010 in cash. As part of that transaction the Bank converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank and became the wholly owned subsidiary of the Mid-Tier.

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area. The Bank's primary business is attracting deposits from the general public and using these funds to originate loans. We emphasize the origination of loans secured by first mortgages on owner-occupied, residential real estate, residential development and construction, and commercial real estate. The Bank also originates other types of real estate loans, commercial business loans and consumer loans. As a result of a comprehensive and continuing review of its strategic business plan, the Company is expanding its commercial and small business banking programs, including a variety of loan and deposit products. The Bank has recently hired an experienced commercial banking team to expand its existing commercial real estate lending program and will also emphasize other commercial banking activities, including business banking, cash management and other products associated with a full-service commercial bank.

The Bank serves the Treasure Valley region of southwestern Idaho, that includes Ada, Canyon, Elmore and Gem counties, through its 15 full-service banking offices and one loan center. Nearly 40% of the state's population lives and works in the four counties served by Home Federal Bank. Ada County has the largest population and includes the city of Boise, the state capitol. Home Federal Bank maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with five branches, including the Company's corporate headquarters in Nampa. The two remaining branches are located in Elmore and Gem Counties.

The local economy is primarily urban with the city of Boise being the most populous of the markets that the Bank serves, followed by Nampa, the state's second largest city. The regional economy is well diversified with government, healthcare, manufacturing, high technology, call centers and construction providing sources of employment. In addition, agriculture and related industries continue to be key components of the economy in southwestern Idaho. Generally, sources of employment are concentrated in Ada and Canyon counties and include the headquarters of Micron Technology, J.R. Simplot Company and Boise Cascade, LLC. Other major employers include Hewlett-Packard, Supervalu, two regional medical centers and Idaho state government agencies. The city of Boise is also home to Boise State University, the state's largest and fastest growing university.


Critical Accounting Policies

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our Asset Liability Management Committee assesses the allowance for loan losses on a quarterly basis. The Committee analyzes several different factors including delinquency rates, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about future losses on loans. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Our methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectibility of a specific large loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been realized. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Due to the imprecision in calculating inherent and potential losses, a range is added to the general allowance to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other qualitative factors that may alter our historical loss experience.

The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

The Company also estimates a reserve related to unfunded loan commitments. In assessing the adequacy of the reserve, the Company uses a similar approach used in the development of the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities on the Consolidated Balance Sheets. The provision for unfunded commitments is charged to noninterest expense.

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future loan servicing fees from the right to service loans for others. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The mortgage loan prepayment speeds assumption is significantly impacted by interest rates. In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of our mortgage servicing asset declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. We perform a quarterly review of mortgage servicing rights for potential changes in value. This review may include an independent appraisal by an outside party of the fair value of the mortgage servicing rights.

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in SFAS No. 109, Accounting for Income Taxes. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from depreciation expense, mortgage servicing rights, loan loss reserves and dividends received from the Federal Home Loan Bank of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.


Comparison of Financial Condition at December 31, 2007 and September 30, 2007

General. Total assets increased $72.6 million, or 10.2%, to $782.6 million at December 31, 2007 from $710.0 million at September 30, 2007. The increase in total assets was attributable primarily to $88.4 million in net proceeds raised from the Company's second-step conversion and stock offering completed on December 19, 2007. Cash and due from other banks increased $81.9 million, or 397.6%, to $102.5 million. Loans receivable, net, decreased $2.7 million, or 0.6%, to $477.4 million. Mortgage-backed securities decreased $3.2 million, or 2.0%, to $159.0 million. Total deposits increased $363,000, or 0.1%, to $405.0 million. FHLB advances decreased $17.1 million, or 9.5%, to $163.6 million.

Assets. For the three months ended December 31, 2007, total assets increased $72.6 million. The increases and decreases were primarily concentrated in the following asset categories:
			Increase (decrease)

	Balance at December 31, 2007	Balance at September 30, 2007	Amount	Percent

	(dollars in thousands)
Cash and due from banks	$102,453	$ 20,588	$81,865	397.6%
Mortgage-backed securities, available for sale	159,028	162,258	(3,230)	(2.0)
Loans receivable, net of allowance for loan losses	477,446	480,118	(2,672)	(0.6)

Cash and due from banks increased $81.9 million to $102.4 million at December 31, 2007, from $20.6 million at September 30, 2007. The increase was primarily attributable to $88.4 million in net proceeds raised from the Company's second-step conversion and stock offering completed on December 19, 2007.

Mortgage-backed securities decreased $3.2 million to $159.0 million at December 31, 2007, from $162.2 million at September 30, 2007. No purchases of mortgage-backed securities occurred during the three months ended December 31, 2007. The reduction was a result of normal repayments of principal.

Loans receivable, net, decreased $2.7 million to $477.4 million at December 31, 2007, from $480.1 million at September 30, 2007. One- to four-family residential mortgage loans decreased $8.4 million as we sold a majority of the one-to four-family loans that we originated. Commercial loans increased $1.4 million to $145.2 million at December 31, 2007 from $143.8 million at September 30, 2007. Construction loans increased $1.3 million to $45.2 million at December 31, 2007 from $43.9 million at September 30, 2007.  We have made significant progress in building our commercial and small business banking programs, including the addition of an experienced commercial banking team to expand our existing commercial real estate lending program. We will also emphasize other commercial banking activities, including business banking, cash management and other products associated with a full-service commercial bank.

Deposits. Deposits increased $363,000, or 0.1%, to $405.0 million at December 31, 2007, from $404.6 million at September 30, 2007. The increase in interest-bearing demand deposits was primarily attributable to growth in money market accounts as the Company continues its emphasis on deposit products associated with a full-service commercial bank. The decrease in certificates of deposit was primarily the result of our choosing not to match rates offered by local competitors that in some cases exceeded our cost of alternative funding sources. The following table details the changes in deposit accounts:
			Increase (decrease)

	Balance at December 31, 2007	Balance at September 30, 2007	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$ 36,474	$ 38,643	$(2,169)	(5.6)%
Interest-bearing demand deposits	136,586	127,659	8,927	7.0
Savings deposits	22,195	23,116	(921)	(4.0)
Certificates of deposit	209,717	215,191	(5,474)	(2.5)
Total deposit accounts	$404,972	$404,609	$ 363	0.1%


Borrowings. FHLB advances decreased $17.1million, or 9.5%, to $163.6 million at December 31, 2007, from $180.7 million at September 30, 2007. The decrease resulted from maturing advances funded from excess liquidity. We use FHLB advances as an alternative funding source to deposits, manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Equity. Stockholders' equity increased $91.2 million, or 81.0%, to $203.8 million at December 31, 2007, from $112.6 million at September 30, 2007. The increase was primarily attributable to the $88.4 million in net proceeds received from the second-step conversion and stock offering. The Company sold approximately 9.4 million shares of stock in its subscription, community and syndicated community offerings and issued approximately 7.1 million additional shares of its stock in exchange for the previously outstanding shares of Home Federal Bancorp, Inc., the Bank's former "mid-tier" holding company. A portion of the offering proceeds were used to make a loan to our employee stock ownership plan, which purchased 816,000 shares of the Company's common stock for an aggregate cost of $8.2 million. In addition, other significant activity among equity accounts included $947,000 in net income and the allocation of earned employee stock ownership plan shares, equity compensation and the exercise of stock options totaling $609,000, offset by $324,000 in cash dividends paid to stockholders and a $1.5 million decrease in unrealized losses on securities available for sale. On December 14, 2007, the Company paid $0.048 per share in cash dividends to stockholders of record as of November 30, 2007, excluding shares held by Home Federal MHC.

Comparison of Operating Results for the Three Months ended December 31, 2007 and December 31, 2006

General. Net income for the three months ended December 31, 2007 was $947,000, or $0.06 per diluted share, compared to net income of $1.3 million, or $0.8 per diluted share, for the three months ended December 31, 2006. Earnings per share for the prior period have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 19, 2007.

Net Interest Income. Net interest income decreased $443,000, or 8.1%, to $5.1 million for the three months ended December 31, 2007, from $5.5 million for the three months ended December 31, 2006. The decrease in net interest income was attributable to both a lower net interest margin than the same period a year ago as well as lower balances in average interest-earning assets and interest-bearing liabilities of $41.8 million and $57.8 million respectively.

Our net interest margin decreased eight basis points to 2.97% for the quarter ended December 31, 2007, from 3.05% for the same quarter last year. The cost of interest-bearing liabilities increased 29 basis points to 3.87% for the first quarter of fiscal 2008 compared to 3.58% for the first quarter of the prior year.


The following table sets forth the impacts to our net interest income from balance sheet growth and changes in interest rates. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
	Increase (Decrease) Due to

	Rate	Volume	Total

	(in thousands)
Interest-earning assets:
Loans receivable, net	$ 75	$(536)	$(461)
Loans held for sale	-	10	10
Investment securities, including interest- bearing deposits in other banks	(6)	241	235
Mortgage-backed securities	30	(393)	(363)
FHLB stock	9	-	9
Total net change in income on interest- earning assets	$108	$(678)	$(570)

Interest-bearing liabilities:
Savings deposits	$ 22	$ (1)	$ 21
Interest-bearing demand deposits	33	(29)	4
Money market accounts	111	135	246
Certificates of deposit	180	(247)	(67)
Total deposits	346	(142)	204
FHLB advances	84	(415)	(331)
Total net change in expense on interest- bearing liabilities	$430	$(557)	$(127)
Total decrease in net interest income			$(443)


Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 2007 decreased $570,000, or 5.2%, to $10.3 million, from $10.9 million for the three months ended December 31, 2006. The decrease during the quarter was primarily attributable to the $41.8 million decrease in the average balance of interest-earning assets.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:
	Three Months Ended December 31,
	2007		2006		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2006

	(dollars in thousands)

Loans receivable, net	$482,780	6.66%	$515,023	6.60%	$(461)
Loans held for sale	2,675	6.25	2,001	6.34	10
Investment securities, available for sale, including interest-bearing deposits in other banks	24,429	4.32	2,212	5.24	235
Mortgage-backed securities	160,705	4.84	193,198	4.77	(363)
FHLB stock	9,591	0.79	9,591	0.42	9
Total interest-earning assets	$680,180	6.06%	$722,025	6.02%	$(570)

Interest Expense. Interest expense decreased $127,000, or 2.4%, to $5.2 million for the three months ended December 31, 2007 from $5.4 million for the three months ended December 31, 2006. The average balance of total interest-bearing liabilities decreased $57.8 million, or 9.6%, to $542.8 million for the three months ended December 31, 2007 from $600.7 million for the three months ended December 31, 2006. The largest single contributing factor to the decrease in interest bearing liabilities was the decrease in average FHLB advances of $36.4 million.

The following table details average balances, cost of funds and the change in interest expense:
	Three Months Ended December 31,
	2007		2006		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2006

	(dollars in thousands)

Savings deposits	$ 22,607	0.65%	$ 23,424	0.27%	$ 21
Interest-bearing demand deposits	77,847	0.77	94,846	0.61	4
Money market deposits	51,641	3.56	34,131	2.51	246
Certificates of deposit	213,930	4.80	235,068	4.48	(67)
FHLB advances	176,794	4.60	213,194	4.43	(331)
Total interest-bearing liabilities	$542,819	3.87%	$600,663	3.58%	$(127)

Provision for Loan Losses. A provision for loan losses of $287,000 was established by management in connection with its analysis of the loan portfolio for the quarter ended December 31, 2007, compared to a provision for loan losses of $71,000 established for the same period of 2006. The $216,000 increase in the provision reflects an increase in total classified assets. While the Boise valley market has not avoided the national trends of increased housing inventory, the Bank's portfolio to date has remained in good condition. The increase in the provision for loan losses represents increased perceived risk in the Bank's purchased mortgage portfolio. The Bank does not


originate or purchase one- to four-family subprime loans. Management considers the allowance for loans losses at December 31, 2007 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Standard provisions for loan losses are established based upon the type of loan and the risk factors associated with that loan type. As the Bank increases its commercial loan portfolio, the Bank anticipates it will increase its allowance for loan losses based upon the higher risk characteristics associated with commercial loans.

The following table details selected activity associated with the allowance for loan losses:
	At or For the Three Months Ended December 31,
	2007	2006

	(dollars in thousands)
Provision for loan losses	$ 287	$ 71
Net charge-offs	260	1
Allowance for loan losses	3,015	3,045
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	0.63%	0.59%
Nonperforming loans	$ 2,328	$ -
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	182.07%	n/a
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	0.34%	n/a
Loans receivable, net	$477,446	$511,561

Noninterest Income. Noninterest income decreased $279,000, or 9.7%, to $2.6 million for the three months ended December 31, 2007 from $2.9 million for the three months ended December 31, 2006. The decrease was primarily attributable to a $203,000, or 8.4%, decrease in service charges and fees and an $113,000 decrease in gain on sale of loans. Service charges and fees decreased as deposit balances decreased. The decrease in the gain on sale of loans is a result of lower volume of sold loans consistent with the slowdown in the residential real estate market.

The following table provides a detailed analysis of the changes in components of noninterest income:
	Three Months Ended December 31,		Increase (decrease)

	2007	2006	Amount	Percent

	(dollars in thousands)

Service fees and charges	$2,211	$2,414	$(203)	(8.4)%
Gain on sale of loans	185	298	(113)	(37.9)
Increase in cash surrender value of bank owned life insurance	104	100	4	4.0
Loan servicing fees	127	144	(17)	(11.8)
Mortgage servicing rights, net	(68)	(83)	15	18.1
Other	45	10	35	350.0
Total noninterest income	$2,604	$2,883	$(279)	9.7%

Noninterest Expense. Noninterest expense decreased $384,000, or 6.2%, to $5.9 million for the three months ended December 31, 2007 from $6.2 million for the three months ended December 31, 2006.


The following table provides a detailed analysis of the changes in components of noninterest expense:
	Three Months Ended December 31,		Increase (decrease)

	2007	2006	Amount	Percent

	(dollars in thousands)

Compensation and benefits	$3,699	$4,014	$(315)	(7.9)%
Occupancy and equipment	711	702	9	1.3
Data processing	522	508	14	2.8
Advertising	300	296	4	1.4
Other	630	726	(96)	(13.2)
Total noninterest expense	$5,862	$6,246	$(384)	6.2%

Compensation and benefits decreased $315,000, or 7.9%, to $3.7 million for the quarter ended December 31, 2007 from $4.0 million for the same quarter a year ago. The majority of the decrease is attributable to a decrease in the number of full-time equivalent employees. As of December 31, 2007, the Company employed 208 full-time equivalent employees, compared to 247 at December 31, 2006. The decrease in full-time equivalent employees was the result of a targeted effort to gain efficiencies throughout the Company.

Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 76.5% for the three months ended December 31, 2007 compared to 74.5% for the three months ended December 31, 2006. The increase in efficiency ratio was primarily attributable to a decrease in revenues. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense decreased $232,000, or 29.1%, to $564,000 for the three months ended December 31, 2007 from $796,000 for the same period a year ago. Income before income taxes was $1.5 million for the three months ended December 31, 2007 compared to $2.1 million for the three months ended December 31, 2006. The Company's combined federal and state effective income tax rate for the current quarter was 37.3% compared to 38.5% for the same quarter of the prior fiscal year. The decrease in the effective income tax rate was primarily attributable to a decrease in expenses not deductible for tax purposes.

Liquidity, Commitments and Capital Resources

Liquidity. The Company actively analyzes and manages the Bank's liquidity with the objectives of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations and satisfy other financial commitments. See the "Consolidated Statements of Cash Flows" contained in Item 1 - Financial Statements, included herein.

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and FHLB advances. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. Management believes that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

At December 31, 2007, the Bank maintained a line of credit with the FHLB equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2007, the Bank was in compliance with the collateral requirements and $149.4 million of the line of credit was available. In addition, the Company holds readily saleable loans and mortgage-backed securities available for sale for liquidity purposes.

During the quarter ended June 30, 2007, the Company transferred its entire portfolio of held-to-maturity mortgage-backed securities to available for sale to meet the additional liquidity needs associated with increasing commercial banking activities. As a result, the Company had an additional $168.0 million of mortgage-backed securities available for liquidity purposes.

At December 31, 2007, certificates of deposits amounted to $209.7 million, or 51.8% of total deposits, including $173.0 million that are scheduled to mature by December 31, 2008. Historically, we have been able to retain a


significant amount of our deposits as they mature. Management believes the Company has adequate resources to fund all loan commitments through deposits, FHLB advances, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

Off-Balance Sheet Arrangements. We are party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Collateral is required in instances where we deem it necessary.

Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed to, home equity, commercial and consumer lines of credit.

Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2007:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$ 5,356
Adjustable rate	4,051
Undisbursed balance of loans closed	9,414
Unused lines of credit	38,999
Commercial letters of credit	-
Total	$57,820

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Home Federal Bank's total equity capital was $142.8 million at December 31, 2007, or 19.8%, of total assets on that date. As of December 31, 2007, we exceeded all regulatory capital requirements. Our regulatory capital ratios at December 31, 2007 were as follows: Tier 1 capital 19.8%; Tier 1 (core) risk-based capital 31.1%; and total risk-based capital 31.8%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Board of Directors has established an asset and liability management policy to guide management in maximizing net interest spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability. The Asset Liability Management Committee, consisting of certain members of senior management, communicate, coordinate and manage our asset/liability positions consistent with our business plan and Board-approved policies, as well as to price savings and lending products, and to develop new products.

One of our primary financial objectives is to generate ongoing profitability. The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. The rates we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are affected by changes in interest rates and the interest rate


sensitivity of our assets and liabilities. We measure our interest rate sensitivity on a quarterly basis using an internal model.

Management employs various strategies to manage our interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At December 31, 2007, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company's 2007 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company's financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Stock Repurchases. The Company did not repurchase any shares of its outstanding common stock during the three months ended December 31, 2007. In addition, the Company has no publicly announced plans to repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.


Item 6. Exhibits

2.1	Plan of Conversion and Reorganization (1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (2)
10.1	Amended Employment Agreement entered into by Home Federal Bank with Len E. Williams
10.2	Amended Employment Agreement entered into by Home Federal Bank with Daniel L. Stevens
10.3	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Daniel L. Stevens
10.4	Form of Amended Severance Agreement for Executive Officers
10.5	Form of Amended Severance Agreement for new Executive Officers
10.6	Form of Home Federal Savings and Loan Association of Nampa Employee Severance Compensation Plan (2)
10.7	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.8	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.9

Form of Split Dollar Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, N. Charles Hedemark, Fred H. Helpenstell, M.D., Richard J. Schrandt, James R. Stamey and Robert A. Tinstman (2)

10.10

Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (2)

10.11

Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Len E. Williams, Steven E. Emerson, Robert A. Schoelkoph, and Lynn A. Sander (2)

10.12	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (3)
10.13	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (3)
10.14	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (4)
10.15	Transition Agreement with Daniel L. Stevens (5)
10.16	Agreement Regarding Terms of Employment Offer with Len E. Williams (5)
10.17	Agreement Regarding Terms of Employment Offer with Steven K. Eyre (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

            ______
            (1)    Filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 11, 2007.
            (2)    Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
            (3)    Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-127858).
            (4)    Filed as an exhibit to the Registrant's Current Report on Form 8-K dated October 21, 2005.
            (5)    Filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 21, 2006.
            (6)    Filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 15, 2007.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                    Home Federal Bancorp, Inc.

Date: February 8, 2008                                                                /s/ Len E. Williams
                                                                                                        Len E. Williams
                                                                                                        President and
                                                                                                        Chief Executive Officer
                                                                                                        (Principal Executive Officer)

Date: February 8, 2008                                                                 /s/ Robert A. Schoelkoph
                                                                                                        Robert A. Schoelkoph
                                                                                                        Senior Vice President and
                                                                                                        Chief Financial Officer
                                                                                                        (Principal Financial and Accounting Officer)


EXHIBIT INDEX
10.1	Amended Employment Agreement entered into by Home Federal Bank with Len E. Williams
10.2	Amended Employment Agreement entered into by Home Federal Bank with Daniel L. Stevens
10.3	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Daniel L. Stevens
10.4	Form of Amended Severance Agreement for Executive Officers
10.5	Form of Amended Severance Agreement for new Executive Officers
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act


EXHIBIT 10.1

Amended Employment Agreement entered
into by Home Federal Bank with Len E. Williams


AMENDED EMPLOYMENT AGREEMENT

        THIS AMENDED EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 21st day of December, 2007 by and between Home Federal Bank (the "Savings Bank"), and Len E. Williams (the "Employee"). References to the "Company" mean Home Federal Bancorp, Inc., a Maryland corporation.

        WHEREAS, the Employee has agreed to serve as the President of the Savings Bank;

        WHEREAS, it is anticipated the Employee will make a major contribution to the success of the Savings Bank in the position of President;

        WHEREAS, the Board of Directors of the Savings Bank (the "Board of Directors") recognizes that the possibility of a change in control of the Savings Bank or the Company may occur and that such possibility, and the uncertainty and questions which may arise among management, may result in the departure or distraction of key management to the detriment of the Savings Bank;

        WHEREAS, the Board of Directors believes that it is in the best interests of the Savings Bank to enter into this Agreement with the Employee in order to assure continuity of management of the Savings Bank and its subsidiaries; and

        WHEREAS, the Board of Directors has approved and authorized the execution of this Agreement with the Employee; and

        WHEREAS, the Agreement is being amended to reflect the conversion of Home Federal MHC from the mutual to stock form of organization and any transactions related to or occurring in connection therewith.

        NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

        1.    Definitions.

                (a)    "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Effective Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Effective Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the


direction of the Office of Thrift Supervision ("OTS") or the Federal Deposit Insurance Corporation ("FDIC"), shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Savings Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC. Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred in the event of a conversion of the Company's mutual holding company to stock form or in connection with any reorganization or action used to effect such conversion. Nor shall the conversion of Home Federal MHC from the mutual to stock form of organization, nor any transaction related to or occurring in connection therewith, constitute a Change in Control event for purposes of this Agreement.

                (b)     The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company (or its successors) that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Savings Bank, including but not limited to the Company.

                (c)    The term "Date of Termination" means the date upon which the Employee experiences a Separation from Service from the Savings Bank, as specified in a notice of termination pursuant to Section 8 of this Agreement or the date a succession becomes effective under Section 10.

                 (d)    The term "Effective Date" means September 11, 2006.

                (e)    The term "Involuntary Termination" means the Employee's Separation from Service (i) by the Savings Bank without the Employee's express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation), if the termination of employment occurs within 30 days of any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Nampa, Idaho, or within a radius of 35 miles from the location of the Savings Bank's administrative offices as of the Effective Date, except for reasonable travel on Savings Bank business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Savings Bank-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Savings Bank; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) the failure of the Board of Directors (or a


board of directors of a successor of the Savings Bank) to elect the Employee as President and Chief Executive Officer of the Savings Bank (or a successor of the Savings Bank) or any action by the Board of Directors (or a board of directors of a successor of the Savings Bank) removing the Employee from such office. The term "Involuntary Termination" does not include Termination for Cause, Separation from Service due to death or permanent disability pursuant to Section 7(f) of this Agreement, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Savings Bank's affairs under Section 8 of the Federal Deposit Insurance Act ("FDIA").

                (f)    The term "Section 409A" shall mean Section 409A of the Code and the regulations and guidance of general applicability issued thereunder.

                (g)    The term "Separation from Service" shall have the same meaning as in Section 409A.

                (h)    The terms "Termination for Cause" and "Terminated for Cause" mean the Employee's Separation from Service with the Savings Bank because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

        2.    Term. The initial term of this Agreement shall be a period of one year, commencing on the Effective Date, subject to earlier termination as provided herein. Beginning on the first anniversary of the Effective Date, the term of this Agreement shall be extended for a period of two years, provided that (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to the end of such two-year term that this Agreement shall not be extended further; and (ii) prior to the end of such two-year term, the Board of Directors, or a committee of the Board of Directors which has been delegated authority to act on such matters by the Board of Directors ("Committee"), explicitly reviews and approves the extension. Assuming the Employee's employment has not been previously terminated pursuant to the preceding sentence, or otherwise under this Agreement, on the third anniversary of the Effective Date, the term of this Agreement shall be extended for a period of three years, provided that (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to the end of such three-year term that the term of this Agreement shall not be extended further; and (ii) prior to the end of such three-year term, the Board of Directors, or the Committee, explicitly reviews and approves the extension. Assuming the Employee's employment has not been previously terminated pursuant to the preceding sentence, or otherwise under this Agreement, on the sixth anniversary of the Effective Date, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year, provided that (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors, or the Committee, explicitly reviews and


approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

        3.    Employment. The Employee shall be employed as the President of the Savings Bank. As such, the Employee shall render all services and possess the powers as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors may prescribe from time to time. The Employee shall also render services to the Company or any subsidiary or subsidiaries of the Company or Savings Bank as requested by the Savings Bank from time to time consistent with his executive position. The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Savings Bank to the extent necessary to discharge his responsibilities hereunder. The Employee may (i) serve on charitable or civic boards or committees and, in addition, on such corporate boards as are approved in a resolution adopted by a majority of the Board of Directors or the Committee, which approval shall not be withheld unreasonably and (ii) manage personal investments, so long as such activities do not interfere materially with performance of his responsibilities hereunder.

        4.    Cash Compensation.

                (a)    Salary. The Savings Bank agrees to pay the Employee during the term of this Agreement a base salary (the "Salary") in the annualized amount of $200,000. The Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding. The amount of the Employee's Salary shall be increased (but shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the Committee or the board of directors or the appropriate committee of the Savings Bank after the Effective Date. The amount of the Salary shall be reviewed by the Board of Directors or the Committee at least annually during the term of this Agreement.

                (b)    Bonuses. The Employee shall be entitled to participate in an equitable manner with all other executive officers of the Savings Bank in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors or the Committee for executive officers.

                (c)    Expenses. The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Savings Bank, provided that the Employee accounts for such expenses as required under such policies and procedures.

        5.    Benefits.

                (a)    Participation in Benefit Plans. The Employee shall be entitled to participate, to the same extent as executive officers of the Savings Bank generally, in all plans of the Savings Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof. In addition, the Employee shall be entitled to be considered for benefits under all of the stock and stock option related plans in which the Savings Bank's executive officers are eligible or become eligible to participate. It is specifically intended that the Employee will be eligible to participate


in Tier One of the Savings Bank's executive year-end cash incentive plan, commencing October 1, 2006.

                (b)    Fringe Benefits. The Employee shall be eligible to participate in, and receive benefits under, any other fringe benefit plans or perquisites which are or may become generally available to the Savings Bank's executive officers, including but not limited to supplemental retirement, deferred compensation program, supplemental medical or life insurance plans, company cars, club dues, physical examinations, financial planning and tax preparation services.

        6.    Vacations; Leave. The Employee shall be entitled to (i) annual paid vacation in accordance with the policies established by the Board of Directors or the Committee for executive officers (but not less than four weeks), with such vacation accruing annually and available beginning after the end of a 90-day orientation period; (ii) voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors or the Committee may determine in its discretion; and (iii) six days of sick leave annually, without carryover, accruing annually beginning with the Effective Date.

        7.    Termination of Employment.

                (a)    Involuntary Termination. The Board of Directors may terminate the Employee's employment at any time, but, except in the case of Termination for Cause, termination of employment shall not prejudice the Employee's right to compensation or other benefits under this Agreement. In the event of Involuntary Termination other than after a Change in Control which occurs during the term of this Agreement, the Savings Bank shall (i) if the Involuntary Termination occurs prior to the first anniversary of the Effective Date, pay to the Employee a lump-sum severance amount equal to one year's Salary as in effect immediately prior to the Date of Termination, or (ii) if the Involuntary Termination occurs after the first anniversary of the Effective Date, pay to the Employee during the remaining term of this Agreement the Salary at the rate in effect immediately prior to the Date of Termination, and (iii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination. Notwithstanding the foregoing, if the taxable payments under this Section 7(a) would extend over a period of time sufficient for such payments not to be considered severance payments under Section 409A (and as such considered deferred compensation), then the final payment that could be made without causing the payments to be considered deferred compensation under Section 409A shall include the present value of the remaining payments, with such present value determined using the applicable discount rate used for purposes of determining present value under Section 280G of the Code.

                (b)    Termination for Cause. In the event of Termination for Cause, the Savings Bank shall pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, and shall have no further obligation to the Employee under this Agreement.


                (c)    Voluntary Termination. The Employee's employment may be voluntarily terminated by the Employee at any time upon at least 90 days' written notice to the Savings Bank or such shorter period as may be agreed upon between the Employee and the Board of Directors. In the event of such voluntary termination, the Savings Bank shall be obligated to continue to pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, at the time such payments are due, and shall have no further obligation to the Employee under this Agreement.

                (d)    Change in Control. In the event of the Employee's Involuntary Termination within 12 months after a Change in Control, and which occurs at any time following the first anniversary of the Effective Date while the Employee is employed under this Agreement, the Savings Bank shall (i) pay to the Employee in a lump sum in cash within 25 business days after the Date of Termination an amount equal to 299% of the Employee's "base amount" as defined in Section 280G of the Code; and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination; provided, however, that no payment shall be made under this Section 7(d) that would cause the Savings Bank to be "undercapitalized" for purposes of 12 C.F.R. 565.4 or any successor provision.

                (e)    Death. In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Savings Bank shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, the Salary which was not previously paid to the Employee and which he would have earned if he had continued to be employed under this Agreement through the last day of the calendar month in which the Employee died, together with the benefits provided hereunder through such date.

                (f)    Disability. If the Employee becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Savings Bank (the "Disability Plan") or becomes otherwise unable to fulfill his duties under this Agreement, he shall be entitled to receive such group and other disability benefits, if any, as are then provided by the Savings Bank for executive employees. In the event of such disability, this Agreement shall not be suspended, except that (i) the obligation to pay the Salary to the Employee shall be reduced in accordance with the amount of disability income benefits received by the Employee, if any, pursuant to this paragraph such that, on an after-tax basis, the Employee shall realize from the sum of disability income benefits and the Salary the same amount as he would realize on an after-tax basis from the Salary if the obligation to pay the Salary were not reduced pursuant to this Section 7(f); and (ii) upon a resolution adopted by a majority of the disinterested members of the Board of Directors or the Committee, the Savings Bank may discontinue payment of the Salary beginning six months following a determination that the Employee has become entitled to benefits under the Disability Plan or otherwise unable to fulfill his duties under this Agreement. If the Employee's disability does not constitute a disability within the meaning of Section 409A, then payments under this Section 7(f) shall not commence until the earlier of the Employee's death or the sixth month anniversary of the Employee's Separation from Service, with any delayed payments being made with the first permissible payment.


                (g)    Temporary Suspension or Prohibition. If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(3) and (g)(1), the Savings Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Savings Bank may in its discretion (i) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

                (h)    Permanent Suspension or Prohibition. If the Employee is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(4) and (g)(1), all obligations of the Savings Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

                (i)    Default of the Savings Bank. If the Savings Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

                (j)    Termination by Regulators. All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Savings Bank: (1) by the Director of the OTS (the "Director") or his or her designee, at the time the FDIC enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA; or (2) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by any such action.

                (k)    Reductions of Benefits. Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Employee, would cause any amount to be nondeductible by the Savings Bank or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Employee without causing any amount to become nondeductible pursuant to or by reason of Section 280G of the Code. The Employee shall determine the allocation of such reduction among payments and benefits to the Employee.

                (l)    Further Reductions. Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. Section 1828(k) and FDIC regulation 12 C.F.R. Part 359, Golden Parachute and Indemnification Payments.

        8.    Notice of Termination. In the event that the Savings Bank desires to terminate the employment of the Employee during the term of this Agreement, the Savings Bank shall deliver to the Employee a written notice of termination, stating whether such termination constitutes Termination for Cause or Involuntary Termination, setting forth in reasonable detail the facts and circumstances that are the basis for the termination, and specifying the date upon which


employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, except in the case of Termination for Cause. In the event that the Employee determines in good faith that he has experienced an Involuntary Termination of his employment, he shall send a written notice to the Savings Bank stating the circumstances that constitute such Involuntary Termination and the date upon which his employment shall have ceased due to such Involuntary Termination. In the event that the Employee desires to effect a Voluntary Termination, he shall deliver a written notice to the Savings Bank, stating the date upon which employment shall terminate, which date shall be at least 90 days after the date upon which the notice is delivered, unless the parties agree to a date sooner.

        9.    Attorneys' Fees. The Savings Bank shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Employee as a result of (i) the Employee's contesting or disputing any termination of employment, or (ii) the Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Savings Bank (or a successor) or the Consolidated Subsidiaries under which the Employee is or may be entitled to receive benefits; provided that the Savings Bank's obligation to pay such fees and expenses is subject to the Employee's prevailing with respect to the matters in dispute in any action initiated by the Employee or the Employee's having been determined to have acted reasonably and in good faith with respect to any action initiated by the Savings Bank.

        10.    No Assignments.

                (a)    This Agreement is personal to each of the parties hereto, and no party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Savings Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Savings Bank would be required to perform it, if no such succession or assignment had taken place. Failure to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation and benefits from the Savings Bank in the same amount and on the same terms as the compensation pursuant to Section 7(d) of this Agreement. For purposes of implementing the provisions of this Section 10(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

                (b)    This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

        11.    Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the Savings Bank at its home office, to the attention of the Board of Directors with a copy to the Secretary of the Savings Bank, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Savings Bank.

        12.    Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.


        13.    Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

        14.    Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

         15.    Governing Law. This Agreement shall be governed by the laws of the State of Idaho.

        16.    Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

        17.    Deferral of Non-Deductible Compensation. In the event that the Employee's aggregate compensation (including compensatory benefits which are deemed remuneration for purposes of Section 162(m) of the Code) from the Savings Bank and the Consolidated Subsidiaries for any calendar year exceeds the maximum amount of compensation deductible by the Savings Bank or any of the Consolidated Subsidiaries in any calendar year under Section 162(m) of the Code (the "maximum allowable amount"), then any such amount in excess of the maximum allowable amount shall be mandatorily deferred with interest thereon at 8% per annum to a calendar year such that the amount to be paid to the Employee in such calendar year, including deferred amounts and interest thereon, does not exceed the maximum allowable amount. Subject to the foregoing, deferred amounts including interest thereon shall be payable at the earliest time permissible.

        18.    Knowing and Voluntary Agreement. Employee represents and agrees that he has read this Agreement, understands its terms, and that he has the right to consult counsel of choice and has either done so or knowingly waives the right to do so. Employee also represents that he has had ample time to read and understand the Agreement before executing it and that he enters into this Agreement without duress or coercion from any source.

* * * * *


        IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

        THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

HOME FEDERAL BANK

Attest:

/s/Dennis J. Trom
SVP/Human Resources	By:/s/ Daniel L. Stevens
Its: Chief Executive Officer

EMPLOYEE

/s/Len E. Williams
Len E. Williams


EXHIBIT 10.2

Amended Employment Agreement entered
into by Home Federal Bank with Daniel L. Stevens


AMENDED EMPLOYMENT AGREEMENT

        THIS AMENDED EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 21st day of December, 2007 by and between Home Federal Bank (the "Savings Bank"), and Daniel L. Stevens (the "Employee"). References to the "Company" mean Home Federal Bancorp, Inc., a Maryland corporation.

        WHEREAS, the Employee is currently serving as the Chief Executive Officer of the Savings Bank;

        WHEREAS, the Employee has made and will continue to make a major contribution to the success of the Savings Bank in the position of Chief Executive Officer;

        WHEREAS, the Board of Directors of the Savings Bank (the "Board of Directors") recognizes that the possibility of a change in control of the Savings Bank or the Company may occur and that such possibility, and the uncertainty and questions which may arise among management, may result in the departure or distraction of key management to the detriment of the Savings Bank;

        WHEREAS, the Board of Directors believes that it is in the best interests of the Savings Bank to enter into this Agreement with the Employee in order to assure continuity of management of the Savings Bank and its subsidiaries; and

        WHEREAS, the Board of Directors has approved and authorized the execution of this Agreement with the Employee; and

        WHEREAS, the Agreement is being amended to reflect the conversion of Home Federal MHC from the mutual to stock form of organization and any transactions related to or occurring in connection therewith.

        NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

        1.     Definitions.

                (a)     "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Effective Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Effective Date whose election was approved by a vote of at least three-quarters of


the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the Office of Thrift Supervision ("OTS") or the Federal Deposit Insurance Corporation ("FDIC"), shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the tern "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Savings Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC. Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred in the event of a conversion of the Company's mutual holding company to stock form or in connection with any reorganization or action used to effect such conversion. Nor shall the conversion of Home Federal MHC from the mutual to stock form of organization, or any transaction related to or occurring in connection therewith, constitute a Change in Control event for purposes of this Agreement.

                (b)    The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company (or its successors) that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Savings Bank, including but not limited to the Company.

                (c)    The term "Date of Termination" means the date upon which the Employee's employment with the Savings Bank ceases, as specified in a notice of termination pursuant to Section 8 of this Agreement or the date a succession becomes effective under Section 10.

               (d)    The term "Effective Date" means the December 6, 2004, the original effective date of this Agreement.

                (e)    The term "Involuntary Termination" means the termination of the employment of Employee (i) by the Savings Bank without the Employee's express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation), if the termination of employment occurs within 30 days of any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Nampa, Idaho, or within a radius of 35 miles from the location of the Savings Bank's administrative offices as of the Effective Date, except for reasonable travel on Savings Bank business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Savings Bank-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's


perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Savings Bank; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) the failure of the Board of Directors (or a board of directors of a successor of the Savings Bank) to elect the Employee as President and Chief Executive Officer of the Savings Bank (or a successor of the Savings Bank) or any action by the Board of Directors (or a board of directors of a successor of the Savings Bank) removing the Employee from such office. The term "Involuntary Termination" does not include Termination for Cause, termination of employment due to death or permanent disability pursuant to Section 7(f) of this Agreement, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Savings Bank's affairs under Section 8 of the Federal Deposit Insurance Act ("FDIA").

                (f)    The terms "Termination for Cause" and "Terminated for Cause" mean termination of the employment of the Employee with the Savings Bank because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

        2.    Term. The term of this Agreement shall be a period of three years commencing on the Effective Date, subject to earlier termination as provided herein. Beginning on the first anniversary of the Effective Date, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year in addition to the then-remaining term, provided that (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors, or a committee of the Board of Directors which has been delegated authority to act on such matters by the Board of Directors ("Committee"), explicitly reviews and approves the extension. Reference herein to the terra of this Agreement shall refer to both such initial term and such extended terms.

        3.    Employment. The Employee shall be employed as the President and Chief Executive Officer of the Savings B. As such, the Employee shall render all services and possess the powers as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors may prescribe from time to time. The Employee shall also render services to the Company or any subsidiary or subsidiaries of the Company or Savings Bank as requested by the Savings Bank from time to time consistent with his executive position. The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Savings Bank to the extent necessary to discharge his responsibilities hereunder. The Employee may (i) serve on charitable or civic boards or committees and, in addition, on such corporate boards as are approved in a resolution adopted by a majority of the Board of Directors or the Committee, which approval shall not be withheld unreasonably and (ii) manage personal investments, so long as such activities do not interfere materially with


performance of his responsibilities hereunder.

        4.    Cash Compensation.

                (a)    Salary. The Savings Bank agrees to pay the Employee during the term of this Agreement a base salary (the "Salary") in the annualized amount of $203,400. The Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding. The amount of the Employee's Salary shall be increased Out shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the Committee or the board of directors or the appropriate committee of the Savings Bank after the Effective Date. The amount of the Salary shall be reviewed by the Board of Directors or the Committee at least annually during the term of this Agreement.

                (b)   Bonuses. The Employee shall be entitled to participate in an equitable manner with all other executive officers of the Savings Bank in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors or the Committee for executive officers.

                (c)    Expenses. The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Savings Bank, provided that the Employee accounts for such expenses as required under such policies and procedures.

        5.    Benefits.

                (a)    Participation in Benefit Plans. The Employee shall be entitled to participate, to the same extent as executive officers of the Savings Bank generally, in all plans of the Savings Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof. In addition, the Employee shall be entitled to be considered for benefits under all of the stock and stock option related plans in which the Savings Bank's executive officers are eligible or become eligible to participate.

                (b)    Fringe Benefits. The Employee shall be eligible to participate in, and receive benefits under, any other fringe benefit plans or perquisites which are or may become generally available to the Savings Bank's executive officers, including but not limited to supplemental retirement, deferred compensation program, supplemental medical or life insurance plans, company cars, club dues, physical examinations, financial planning and tax preparation services.

        6.    Vacations; Leave. The Employee shall be entitled (i) to annual paid vacation in accordance with the policies established by the Board of Directors or the Committee for executive officers, and (ii) to voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors or the Committee may determine in its discretion.


        7.    Termination of Employment.

                (a)    Involuntary Termination. The Board of Directors may terminate the Employee's employment at any time, but, except in the case of Termination for Cause, termination of employment shall not prejudice the Employee's right to compensation or other benefits under this Agreement. In the event of Involuntary Termination other than after a Change in Control which occurs during the term of this Agreement, the Savings Bank shall (i) pay to the Employee during the remaining term of this Agreement the Salary at the rate in effect immediately prior to the Date of Termination and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.

                (b)    Termination for Cause. In the event of Termination for Cause, the Savings Bank shall pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, and shall have no further obligation to the Employee under this Agreement.

               (c)    Voluntary Termination. The Employee's employment may be voluntarily terminated by the Employee at any time upon at least 90 days' written notice to the Savings Bank or such shorter period as may be agreed upon between the Employee and the Board of Directors. In the event of such voluntary termination, the Savings Bank shall be obligated to continue to pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, at the time such payments are due, and shall have no further obligation to the Employee under this Agreement.

                (d)    Change in Control. In the event of Involuntary Termination within 12 months after a Change in Control which occurs at any time following the Effective Date while the Employee is employed under this Agreement, the Savings Bank shall (i) pay to the Employee in a lump sum in cash within 25 business days after the Date of Termination an amount equal to 299% of the Employee's "base amount" as defined in Section 280G of the Code; and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination; provided, however, that no payment shall be made under this Section 7(d) that would cause the Savings Bank to be "undercapitalized" for purposes of 12 C.F.R. 565.4 or any successor provision.

                (e)    Death. In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Savings Bank shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, the Salary which was not previously paid to the Employee and which he would have earned if he had


continued to be employed under this Agreement through the last day of the calendar month in which the Employee died, together with the benefits provided hereunder through such date.

                (f)    Disability. If the Employee becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Savings Bank (the "Disability Plan") or becomes otherwise unable to fulfill his duties under this Agreement, he shall be entitled to receive such group and other disability benefits, if any, as are then provided by the Savings Bank for executive employees. In the event of such disability, this Agreement shall not be suspended, except that (i) the obligation to pay the Salary to the Employee shall be reduced in accordance with the amount of disability income benefits received by the Employee, if any, pursuant to this paragraph such that, on an after-tax basis, the Employee shall realize from the sum of disability income benefits and the Salary the same amount as he would realize on an after-tax basis from the Salary if the obligation to pay the Salary were not reduced pursuant to this Section 7(f); and (ii) upon a resolution adopted by a majority of the disinterested members of the Board of Directors or the Committee, the Savings Bank may discontinue payment of the Salary beginning six months following a determination that the Employee has become entitled to benefits under the Disability Plan or otherwise unable to fulfill his duties under this Agreement.

                (g)    Temporary Suspension or Prohibition. If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA, 12 U.S.C. Section I818(e)(3) and (g)(1), the Savings Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Savings Bank may in its discretion (i) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

                (h)    Permanent Suspension or Prohibition. If the Employee is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(4) and (g)(1), all obligations of the Savings Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

                (i)    Default of the Savings Bank. If the Savings Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

                (j)    Termination by Regulators. All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Savings Bank: (1) by the Director of the OTS (the "Director") or his or her designee, at the time the FDIC enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA; or (2) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by any such action.

                (k)    Reductions of Benefits. Notwithstanding any other provision of this


Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Employee, would cause any amount to be nondeductible by the Savings Bank or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Employee without causing any amount to become nondeductible pursuant to or by reason of Section 280G of the Code. The Employee shall determine the allocation of such reduction among payments and benefits to the Employee.

                (l)    Further Reductions. Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. Section 1828(k) and FDIC regulation 12 C.F.R. Part 359, Golden Parachute and Indemnification Payments.

        8.    Notice of Termination. In the event that the Savings Bank desires to terminate the employment of the Employee during the term of this Agreement, the Savings Bank shall deliver to the Employee a written notice of termination, stating whether such termination constitutes Termination for Cause or Involuntary Termination, setting forth in reasonable detail the facts and circumstances that are the basis for the termination, and specifying the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, except in the case of Termination for Cause. In the event that the Employee determines in good faith that he has experienced an Involuntary Termination of his employment, he shall send a written notice to the Savings Bank stating the circumstances that constitute such Involuntary Termination and the date upon which his employment shall have ceased due to such Involuntary Termination. In the event that the Employee desires to effect a Voluntary Termination, he shall deliver a written notice to the Savings Bank, stating the date upon which employment shall terminate, which date shall be at least 90 days after the date upon which the notice is delivered, unless the parties agree to a date sooner.

        9.    Attorneys' Fees. The Savings Bank shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Employee as a result of (i) the Employee's contesting or disputing any termination of employment, or (ii) the Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Savings Bank (or a successor) or the Consolidated Subsidiaries under which the Employee is or may be entitled to receive benefits; provided that the Savings Bank's obligation to pay such fees and expenses is subject to the Employee's prevailing with respect to the matters in dispute in any action initiated by the Employee or the Employee's having been determined to have acted reasonably and in good faith with respect to any action initiated by the Savings Bank.

        10.    No Assignments.

                (a)    This Agreement is personal to each of the parties hereto, and no party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided however, that the Savings Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and


agree to perform this Agreement in the same manner and to the same extent that the Savings Bank would be required to perform it, if no such succession or assignment had taken place. Failure to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation and benefits from the Savings Bank in the same amount and on the same terms as the compensation pursuant to Section 7(d) of this Agreement. For purposes of implementing the provisions of this Section 10(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

                (b)    This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

        11.    Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the Savings Bank at its home office, to the attention of the Board of Directors with a copy to the Secretary of the Savings Bank, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Savings Bank.

        12.    Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

        13.    Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

      14.   Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

        15.    Governing Law. This Agreement shall be governed by the laws of the State of Idaho.

       16.    Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

        17.    Deferral of Non-Deductible Compensation. In the event that the Employee's aggregate compensation (including compensatory benefits which are deemed remuneration for purposes of Section 162(m) of the Code) from the Savings Bank and the Consolidated Subsidiaries for any calendar year exceeds the maximum amount of compensation deductible by the Savings Bank or any of the Consolidated Subsidiaries in any calendar year under Section 162(m) of the Code (the "maximum allowable amount"), then any such amount in excess of the maximum allowable amount shall be mandatorily deferred with interest thereon at 8% per annum to a calendar year such that the amount to be paid to the Employee in such calendar year, including deferred amounts and interest thereon, does not exceed the maximum allowable amount. Subject to the foregoing, deferred amounts including interest thereon shall be payable at the earliest time


permissible.

        18.    Knowing and Voluntary Agreement. Employee represents and agrees that he has read this Agreement, understands its terms, and that he has the right to consult counsel of choice and has either done so or knowingly waives the right to do so. Employee also represents that he has had ample time to read and understand the Agreement before executing it and that he enters into this Agreement without duress or coercion from any source.

* * * * *


        IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

        THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:	HOME FEDERAL BANK

/s/Dennis J. Trom	By:/s/ Robert A. Schoelkoph
SVP/Human Resources	Robert A. Schoelkoph
Its: Secretary

EMPLOYEE

/s/ Daniel L. Stevens
Daniel L. Stevens


EXHIBIT 10.3

Amended Employment Agreement entered
into by Home Federal Bancorp, Inc. with Daniel L. Stevens


AMENDED EMPLOYMENT AGREEMENT

        THIS AMENDED EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 21st day of December, 2007 by and between Home Federal Bancorp, Inc., a Maryland corporation (the "Company"), and Daniel L. Stevens (the "Employee"). References to the "Savings Bank" mean Home Federal Bank.

        WHEREAS, the Employee is currently serving as the President and Chief Executive Officer of the Company;

        WHEREAS, the Employee has made and will continue to make a major contribution to the success of the Company in the position of President and Chief Executive Officer;

        WHEREAS, the Board of Directors of the Company (the "Board of Directors") recognizes that the possibility of a change in control of the Savings Bank or the Company may occur and that such possibility, and the uncertainty and questions which may arise among management, may result in the departure or distraction of key management to the detriment of the Company;

        WHEREAS, the Board of Directors believes that it is in the best interests of the Company and its stockholders to enter into this Agreement with the Employee in order to assure continuity of management of the Company and its subsidiaries; and

        WHEREAS, the Board of Directors has approved and authorized the execution of this Agreement with the Employee; and

        WHEREAS, the Agreement is being amended to reflect the conversion of Home Federal MHC from the mutual to stock form of organization and any transactions related to or occurring in connection therewith.

        NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

        1.     Definitions.

                (a)    "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Effective Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Effective Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating


committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the Office of Thrift Supervision ("OTS") or the Federal Deposit Insurance Corporation ("FDIC"), shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as herein above defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Savings Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC. Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred in the event of a conversion of the Company's mutual holding company to stock form or in connection with any reorganization or action used to effect such conversion. Nor shall the conversion of Home Federal MHC from the mutual to stock form of organization, nor any transaction related to or occurring in connection therewith, constitute a Change in Control event for purposes of this Agreement.         (b)    The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company (or its successors) that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Company, including but not limited to the Savings Bank.

                (c)    The term "Date of Termination" means the date upon which the Employee's employment with the Company ceases, as specified in a notice of termination pursuant to Section 8 of this Agreement or the date a succession becomes effective under Section 10.

                (d)     The term "Effective Date" means December 6, 2004, the original effective date of this Agreement.

                (e)     The term "Involuntary Termination" means the termination of the employment of Employee (i) by the Company without the Employee's express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation), if the termination of employment occurs within 30 days of any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Nampa, Idaho, or within a radius of 35 miles from the location of the Company's administrative offices as of the Effective Date, except for reasonable travel on Company business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Company-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation, other than as part


of an overall program applied uniformly and with equitable effect to all members of the senior management of the Company; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) the failure of the Board of Directors (or a board of directors of a successor of the Company) to elect the Employee as President and Chief Executive Officer of the Company (or a successor of the Company) or any action by the Board of Directors (or a board of directors of a successor of the Company) removing the Employee from such office. The term "Involuntary Termination" does not include Termination for Cause, termination of employment due to death or permanent disability pursuant to Section 7(f) of this Agreement, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Savings Bank's affairs under Section 8 of the Federal Deposit Insurance Act ("FDIA").

                (f)    The terms "Termination for Cause" and "Terminated for Cause" mean termination of the employment of the Employee with the Company because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. The Employee shall not be deemed to have been Terminated for Cause unless and until the shall have been delivered to the Employee a copy of a resolution, duly adopted by the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

        2.    Term. The term of this Agreement shall be a period of three years commencing on the Effective Date, subject to earlier termination as provided herein. Beginning on the first anniversary of the Effective Date, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year in addition to the then-remaining term, provided that (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors, or a committee of the Board of Directors which has been delegated authority to act on such matters by the Board of Directors ("Committee"), explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

        3.    Employment. The Employee shall be employed as the President and Chief Executive Officer of the Company. As such, the Employee shall render all services and possess the powers as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors may prescribe from time to time. The Employee shall also render services to the Company or any subsidiary or subsidiaries of the Company or Savings Bank as requested by the Company from time to time consistent with his executive position. The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Company to the extent necessary to discharge his responsibilities hereunder. The Employee may (i) serve on charitable or civic boards or committees and, in addition, on such corporate boards as are approved in a resolution adopted by a majority of the Board of Directors or the Committee, which approval shall not be withheld unreasonably and (ii) manage personal investments, so long as such activities do not interfere materially with performance of his responsibilities hereunder.


        4.     Cash Compensation.

                (a)    Salary. The Company agrees to pay the Employee during the term of this Agreement a base salary (the "Salary") in the annualized amount of $22,600. The Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding. The amount of the Employee's Salary shall be increased (but shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the Committee or the board of directors or the appropriate committee of the Company after the Effective Date. The amount of the Salary shall be reviewed by the Board of Directors or the Committee at least annually during the term of this Agreement.

                (b)    Bonuses. The Employee shall be entitled to participate in an equitable manner with all other executive officers of the Company in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors or the Committee for executive officers.

                (c)    Expenses. The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Company, provided that the Employee accounts for such expenses as required under such policies and procedures.

        5.     Benefits.

                (a)    Participation in Benefit Plans. The Employee shall be entitled to participate, to the same extent as executive officers of the Company generally, in all plans of the Company relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof. In addition, the Employee shall be entitled to be considered for benefits under all of the stock and stock option related plans in which the Company's executive officers are eligible or become eligible to participate.

                (b)    Fringe Benefits. The Employee shall be eligible to participate in, and receive benefits under, any other fringe benefit plans or perquisites which are or may become generally available to the Company's executive officers, including but not limited to supplemental retirement, deferred compensation program, supplemental medical or life insurance plans, company cars, club dues, physical examinations, financial planning and tax preparation services.

                (c)    Vacations; Leave. The Employee shall be entitled (i) to annual paid vacation in accordance with the policies established by the Board of Directors or the Committee for executive officers, and (ii) to voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors or the Committee may determine in its discretion.

        7.    Termination of Employment.

                (a)    Involuntary Termination. The Board of Directors may terminate the


Employee's employment at any time, but, except in the case of Termination for Cause, termination of employment shall not prejudice the Employee's right to compensation or other benefits under this Agreement. ]n the event of Involuntary Termination other than after a Change in Control which occurs during the term of this Agreement, the Company shall (i) pay to the Employee during the remaining term of this Agreement the Salary at the rate in effect immediately prior to the Date of Termination and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.

                (b)    Termination for Cause. In the event of Termination for Cause, the Company shall pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, and shall have no further obligation to the Employee under this Agreement.

                (c)    Voluntary Termination. The Employee's employment may be voluntarily terminated by the Employee at any time upon at least 90 days' written notice to the Company or such shorter period as may be agreed upon between the Employee and the Board of Directors. In the event of such voluntary termination, the Company shall be obligated to continue to pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, at the time such payments are due, and shall have no further obligation to the Employee under this Agreement.

                (d)    Change in Control. In the event of Involuntary Termination within 12 months after a Change in Control which occurs at any time following the Effective Date while the Employee is employed under this Agreement, the Company shall (i) pay to the Employee in a lump sum in cash within 25 business days after the Date of Termination an amount equal to 299% of the Employee's "base amount" as defined in Section 280G of the Code; and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.

                (e)    Death. In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Company shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, the Salary which was not previously paid to the Employee and which he would have earned if he had continued to be employed under this Agreement through the last day of the calendar month in which the Employee died, together with the benefits provided hereunder through such date.

                (f)    Disability. If the Employee becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Company (the "Disability Plan") or becomes otherwise unable to fulfill his duties under this Agreement, he shall be entitled to receive such


group and other disability benefits, if any, as are then provided by the Company for executive employees. In the event of such disability, this Agreement shall not be suspended, except that (i) the obligation to pay the Salary to the Employee shall be reduced in accordance with the amount of disability income benefits received by the Employee, if any, pursuant to this paragraph such that, on an after-tax basis, the Employee shall realize from the sum of disability income benefits and the Salary the same amount as he would realize on an after-tax basis from the Salary if the obligation to pay the Salary were not reduced pursuant to this Section 7(f); and (ii) upon a resolution adopted by a majority of the disinterested members of the Board of Directors or the Committee, the Company may discontinue payment of the Salary beginning six months following a determination that the Employee has become entitled to benefits under the Disability Plan or otherwise unable to fulfill his duties under this Agreement.

                (g)    Temporary Suspension or Prohibition. If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(l) of the FDIA, 12 U.S.C. Section 1818(e)(3) and (g)(1), the Company's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Company may in its discretion (i) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

                (h)    Permanent Suspension or Prohibition. If the Employee is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(4) and (g)(1), all obligations of the Company under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

                (i)    Default of the Savings Bank. If the Savings Bank is in default (as defined in Section 3(x)(1) of the FD]A), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

                (j)    Termination by Regulators. All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Savings Bank: (1) by the Director of the OTS (the "Director") or his or her designee, at the time the FDIC enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA; or (2) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by any such action.

                (k)    Reductions of Benefits. Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Employee, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Employee without causing any amount to become nondeductible pursuant to or


by reason of Section 280G of the Code. The Employee shall determine the allocation of such reduction among payments and benefits to the Employee.

                (l)    Further Reductions. Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. Section 1828(k) and FDIC regulation 12 C.F.R. Part 359, Golden Parachute and Indemnification Payments.

        8.    Notice of Termination. In the event that the Company desires to terminate the employment of the Employee during the term of this Agreement, the Company shall deliver to the Employee a written notice of termination, stating whether such termination constitutes Termination for Cause or Involuntary Termination, setting forth in reasonable detail the facts and circumstances that are the basis for the termination, and specifying the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, except in the case of Termination for Cause. In the event that the Employee determines in good faith that he has experienced an Involuntary Termination of his employment, he shall send a written notice to the Company stating the circumstances that constitute such Involuntary Termination and the date upon which his employment shall have ceased due to such Involuntary Termination. In the event that the Employee desires to effect a Voluntary Termination, he shall deliver a written notice to the Company, stating the date upon which employment shall terminate, which date shall be at least 90 days after the date upon which the notice is delivered, unless the parties agree to a date sooner.

        9.    Attorneys' Fees. The Company shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Employee as a result of (i) the Employee's contesting or disputing any termination of employment, or (ii) the Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Company (or a successor) or the Consolidated Subsidiaries under which the Employee is or may be entitled to receive benefits; provided that the Company's obligation to pay such fees and expenses is subject to the Employee's prevailing with respect to the matters in dispute in any action initiated by the Employee or the Employee's having been determined to have acted reasonably and in good faith with respect to any action initiated by the Company.

        10.    No Assignments.

                (a)    This Agreement is personal to each of the parties hereto, and no party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Company shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it, if no such succession or assignment had taken place. Failure to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation and benefits from the Company in the same amount and on the same terms as the compensation pursuant to Section 7(d) of this Agreement. For purposes of implementing the provisions of this Section 10(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.


                (b)    This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

        11.    Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the Company at its home office, to the attention of the Board of Directors with a copy to the Secretary of the Company, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Company.

        12.   Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

        13.    Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

       14.  Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

        15.     Governing Law. This Agreement shall be governed by the laws of the State of Idaho.

       16.    Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

        17.    Deferral of Non-Deductible Compensation. In the event that the Employee's aggregate compensation (including compensatory benefits which are deemed remuneration for purposes of Section 162(m) of the Code) from the Company and the Consolidated Subsidiaries for any calendar year exceeds the maximum amount of compensation deductible by the Company or any of the Consolidated Subsidiaries in any calendar year under Section 162(m) of the Code (the "maximum allowable amount"), then any such amount in excess of the maximum allowable amount shall be mandatorily deferred with interest thereon at 8% per annum to a calendar year such that the amount to be paid to the Employee in such calendar year, including deferred amounts and interest thereon, does not exceed the maximum allowable amount. Subject to the foregoing, deferred amounts including interest thereon shall be payable at the earliest time permissible.

        18.    Knowing and Voluntary Agreement. Employee represents and agrees that he has read this Agreement, understands its terms, and that he has the right to consult counsel of choice and has either done so or knowingly waives the right to do so. Employee also represents that he has had ample time to read and understand the Agreement before executing it and that he enters into this Agreement without duress or coercion from any source.

* * * * *


        IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

        THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:	HOME FEDERAL BANCORP, INC.

/s/Dennis J. Trom	By:/s/ Robert A. Schoelkoph
SVP/Human Resources	Robert A. Schoelkoph
Its: Secretary

EMPLOYEE

/s/ Daniel L. Stevens
Daniel L. Stevens


EXHIBIT 10.4

Form of Amended Severance Agreement for Executive Officers


AMENDED CHANGE IN CONTROL SEVERANCE AGREEMENT

        THIS AMENDED CHANGE IN CONTROL SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 21st day of December 2007 (the "Commencement Date"), by and between HOME FEDERAL BANK (which, together with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Savings Bank"), and _______________ (the "Employee").

        WHEREAS, the Employee is currently serving as _________________________; and

        WHEREAS, the Board of Directors of the Savings Bank (the "Board") recognizes that the possibility of a change in control of the Savings Bank or of its holding company, Home Federal Bancorp, Inc. (either in its current form as a Federal corporation, or upon the effective time of the conversion of Home Federal MHC from the mutual to stock form of organization, as a Maryland corporation) (the "Company") may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of key management to the detriment of the Savings Bank, the Company and its stockholders; and

        WHEREAS, the Board believes it is in the best interests of the Savings Bank to enter into this Agreement with the Employee in order to assure continuity of management of the Savings Bank and to reinforce and encourage the continued attention and dedication of the Employee to the Employee's assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Company and/or the Savings Bank, although no such change is now contemplated; and

        WHEREAS, it is necessary to amend this Agreement to reflect the conversion of Home Federal MHC from the mutual to stock form of organization and any transactions related to or occurring in connection therewith; and

        WHEREAS, the Board has approved and authorized the execution of this Agreement with the Employee;

        NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

        1.    Certain Definitions.

                (a)    The term "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly


or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the Office of Thrift Supervision ("OTS") or the Federal Deposit Insurance Corporation ("FDIC"), shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Savings Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC. Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred in the event of a conversion of the Company's mutual holding company to stock form or in connection with any reorganization or action used to effect such conversion. Neither the conversion of Home Federal MHC from the mutual to stock form of organization nor any transaction related to or occurring in connection therewith, shall constitute a Change in Control event for purposes of this Agreement. The term "Commencement Date" means December 6, 2004, the original effective date of this Agreement.

                (b)    The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company (or its successors) that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Savings Bank, including but not limited to the Company.

                (c)    The term "Date of Termination" means the date upon which the Employee ceases to serve as an employee of the Savings Bank.

                (d)    The term "Involuntary Termination" means the termination of the employment of Employee (i) by the Savings Bank, without the Employee's express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation) if the termination of employment is within 30 days of any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Nampa, Idaho, or within a radius of 35 miles from the location of the Savings Bank's administrative


offices as of the Commencement Date, except for reasonable travel on Company or Savings Bank business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Savings Bank- or Company-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Savings Bank; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) any purported termination of the Employee's employment, except for Termination for Cause (and, if applicable, the requirements of Section 1(0 hereof), which purported termination shall not be effective for purposes of this Agreement. The term "Involuntary Termination" does not include Termination for Cause, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Savings Bank's affairs under Section 8 of the Federal Deposit Insurance Act ("FDIA").

                (e)    The terms "Termination for Cause" and "Terminated for Cause" mean termination of the employment of the Employee because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. No act or failure to act by the Employee shall be considered willful unless the Employee acted or failed to act with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Company or the Savings Bank. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

        2.    Term. The term of this Agreement shall be a period of three years beginning on the Commencement Date, subject to earlier termination as provided herein. Beginning on the first anniversary of the Commencement Date, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year in addition to the then-remaining term, provided that prior to such anniversary, the Board of Directors explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

        3.    Severance Benefits.

                (a)    If after a Change in Control, the Savings Bank shall terminate the Employee's employment other than Termination for Cause, or employment is terminated in the event of Involuntary Termination by the Employee, within 12 months following a Change in Control, the Savings Bank shall (i) pay the Employee his salary, including the pro rata portion of any incentive award, through the Date of Termination; (ii) continue to pay, for the remaining term of this Agreement, for the life, health and disability coverage that is in effect with respect to the Employee and his/her eligible dependents; and (iii) pay to the Employee in a


lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 299% of the Employee's "base amount" as determined under Section 280G of the Code; provided, however, that no payment shall be made under this Section 3(a) that would cause the Savings Bank to be "undercapitalized" for purposes of 12 C.F.R. 565.4 or any successor provision.

                        Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Employee, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Employee without causing any amount to become nondeductible pursuant to or by reason of Section 280G of the Code. The Employee shall determine the allocation of such reduction among payments and benefits to the Employee.

                (b)    The Employee shall not be required to mitigate the amount of any payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Employee as the result of employment by another employer, by retirement benefits after the Date of Termination or otherwise. This Agreement does not constitute a contract of employment or impose on the Company or the Savings Bank any obligation to retain the Employee, to change the status of the Employee's employment, or to change the Company's or the Savings Bank's policies regarding termination of employment.

        4.    Attorneys' Fees. If the Employee is purportedly Terminated for Cause and the Savings Bank denies payments and/or benefits under Section 3(a) of this Agreement on the basis that the Employee experienced Termination for Cause, but it is determined by a court of competent jurisdiction or by an arbitrator pursuant to Section 12 that cause as contemplated by Section 1(f) of this Agreement did not exist for termination of the Employee's employment, or if in any event it is determined by any such court or arbitrator that the Savings Bank has failed to make timely payment of any amounts or provision of any benefits owed to the Employee under this Agreement, the Employee shall be entitled to reimbursement for all reasonable costs, including attorneys' fees, incurred in challenging such termination of employment or collecting such amounts or benefits. Such reimbursement shall be in addition to all rights to which the Employee is otherwise entitled under this Agreement.

        5.    No Assignments.

                (a)    This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Savings Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation, operation of law or otherwise) to all or substantially all of the business and/or assets of the Savings Bank, by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Savings Bank would be required to perform it if no such succession or assignment had taken place. Failure of the Savings Bank to obtain such an assumption


agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation and benefits from the Savings Bank in the same amount and on the same terms that Employee would be entitled to hereunder if an event of Involuntary Termination occurred, in addition to any payments and benefits to which the Employee is entitled under Section 3 hereof. For purposes of implementing the provisions of this Section 5(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

                (b)    This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. In the event of the death of the Employee, unless otherwise provided herein, all amounts payable hereunder shall be paid to the Employee's devisee, legatee, or other designee or, if there be no such designee, to the Employee's estate.

        6.    Referred Payments. If following a termination of the Employee, the aggregate payments to be made by the Savings Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 8.0% per annum to a calendar year such that the amount to be paid to the Employee in such calendar year, including defer ed amounts, does not exceed such limitation.

        7.    Required Provisions.

                (a)    If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA,12 U.S.C. Section 1818(e)(3) and (g)(1), the Savings Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Savings Bank may in its discretion (i) pay the Employee all or part of the payments under this Agreement that were withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

                (b)    If the Employee is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(4) and (g)(1), all obligations of the Savings Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

                (c)    If the Savings Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

               (d)    All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Savings Bank: (1) by the Director of the OTS (the "Director") or his or her designee, at the time the FDIC enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA; or (2) by the Director or his or


her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by any such action.

                (e)    Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. Section 1828(k) and FDIC regulation 12 C.F.R. Part 359, Golden Parachute and Indemnification Payments.

        8.    Delivery of Notices. For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

                If to the Employee:                _____________________
                                                            At the address last appearing on the
                                                            personnel records of the Employee

                If to the Savings Bank:          Home Federal Bank
                                                            500 12th Avenue South
                                                            Nampa, Idaho 83653
                                                            Attention: Secretary
                                                            or to such other address as such
                                                            party may have furnished to the
                                                            other in writing in accordance
                                                            herewith, except that a notice of
                                                            change of address shall be effective
                                                            only upon receipt.

        9.    Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

        10.    Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

      11.  Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

        12.    Governing Law. This Agreement shall be governed by the laws of the State of Idaho to the extent that federal law does not govern.

       13.    Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Employee within 100 miles of such Employee's job location with the Savings Bank, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrators' award in any court having jurisdiction.


* * * * *

        IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

        THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                                                             HOME FEDERAL BANK

____________________________                        ____________________________
_____________________________             By:    Daniel L. Stevens
                                                                       Its:    Chief Executive Officer

                                                                                EMPLOYEE

                                                                                _____________________________
                                                                                ________________
                                                                                ________________


EXHIBIT 10.5

Form of Amended Severance Agreement for New Executive Officers


AMENDED CHANGE IN CONTROL SEVERANCE AGREEMENT

        THIS AMENDED CHANGE IN CONTROL SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 21st day of December 2007 (the "Commencement Date"), by and between HOME FEDERAL BANK (which, together with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Savings Bank"), and _____________ (the "Employee").

        WHEREAS, the Employee is currently serving as ____________________

        WHEREAS, the Board of Directors of the Savings Bank (the "Board") recognizes that the possibility of a change in control of the Savings Bank or of its holding company, Home Federal Bancorp, Inc. (either in its current form as a Federal corporation, or upon the effective time of the conversion of Home Federal MHC from the mutual to stock form of organization, as a Maryland corporation) (the "Company") may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of key management to the detriment of the Savings Bank, the Company and its stockholders; and

        WHEREAS, the Board believes it is in the best interests of the Savings Bank to enter into this Agreement with the Employee in order to assure continuity of management of the Savings Bank and to reinforce and encourage the continued attention and dedication of the Employee to the Employee's assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Company and/or the Savings Bank, although no such change is now contemplated; and

        WHEREAS, it is necessary to amend this Agreement to reflect the conversion of Home Federal MHC from the mutual to stock form of organization and any transactions related to or occurring in connection therewith; and

        WHEREAS, the Board has approved and authorized the execution of this Agreement with the Employee;

        NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

        1.     Certain Definitions.

                (a)    The term "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the


Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the Office of Thrift Supervision ("OTS") or the Federal Deposit Insurance Corporation ("FDIC"), shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Savings Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC. Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred in the event of a conversion of the Company's mutual holding company to stock form or in connection with any reorganization or action used to effect such conversion. Neither the conversion of Home Federal MHC from the mutual to stock form of organization nor any transaction related to or occurring in connection therewith, shall constitute a Change in Control event for purposes of this Agreement.

        The term "Commencement Date" means December 1st, 2006, the original effective date of this Agreement.

                (b)    The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company (or its successors) that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Savings Bank, including but not limited to the Company.

                (c)    The term "Date of Termination" means the date upon which the Employee ceases to serve as an employee of the Savings Bank.

                (d)    The term "Involuntary Termination" means the termination of the employment of Employee (i) by the Savings Bank, without the Employee's express written


consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation) if the termination of employment is within 30 days of any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Nampa, Idaho, or within a radius of 35 miles from the location of the Savings Bank's administrative offices as of the Commencement Date, except for reasonable travel on Company or Savings Bank business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Savings Bank- or Company-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Savings Bank; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) any purported termination of the Employee's employment, except for Termination for Cause (and, if applicable, the requirements of Section 1(0 hereof), which purported termination shall not be effective for purposes of this Agreement. The term "Involuntary Termination" does not include Termination for Cause, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Savings Bank's affairs under Section 8 of the Federal Deposit Insurance Act ("FDIA").

                (e)    The terms "Termination for Cause" and "Terminated for Cause" mean termination of the employment of the Employee because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. No act or failure to act by the Employee shall be considered willful unless the Employee acted or failed to act with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Company or the Savings Bank. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

        2.    Term. The initial term of this Agreement shall be a period of one year, commencing on the Commencement Date, subject to earlier termination as provided herein. Beginning on the first anniversary of the Commencement Date, the term of this Agreement shall be extended for a period of two years, provided that prior to the end of such two-year term, the Board of Directors, or a committee of the Board of Directors which has been delegated authority to act on such matters by the Board of Directors ("Committee"), explicitly reviews and approves the extension. Assuming the Employee's employment has not been previously terminated, on the third anniversary of the Commencement Date, the term of this Agreement shall be extended for a period of three years, provided that prior to the end of such three-year term, the Board of Directors, or the Committee, explicitly reviews and approves the extension. Assuming the


Employee's employment has not been previously terminated, on the sixth anniversary of the Commencement Date, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year, provided that prior to such anniversary, the Board of Directors, or the Committee, explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

        3.    Severance Benefits.

                (a)    If after a Change in Control, the Savings Bank shall terminate the Employee's employment other than Termination for Cause, or employment is terminated in the event of Involuntary Termination by the Employee, within 12 months following a Change in Control, the Savings Bank shall (i) pay the Employee his salary, including the pro rata portion of any incentive award, through the Date of Termination; (ii) continue to pay, for the remaining term of this Agreement, for the life, health and disability coverage that is in effect with respect to the Employee and his/her eligible dependents; and (iii) pay to the Employee in a lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 299% of the Employee's "base amount" as determined under Section 280G of the Code; provided, however, that no payment shall be made under this Section 3(a) that would cause the Savings Bank to be "undercapitalized" for purposes of 12 C.F.R. 565.4 or any successor provision.

                        Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Employee, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Employee without causing any amount to become nondeductible pursuant to or by reason of Section 280G of the Code. The Employee shall determine the allocation of such reduction among payments and benefits to the Employee.

                (b)    The Employee shall not be required to mitigate the amount of any payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Employee as the result of employment by another employer, by retirement benefits after the Date of Termination or otherwise. This Agreement does not constitute a contract of employment or impose on the Company or the Savings Bank any obligation to retain the Employee, to change the status of the Employee's employment, or to change the Company's or the Savings Bank's policies regarding termination of employment.

        4.    Attorneys' Fees. If the Employee is purportedly Terminated for Cause and the Savings Bank denies payments and/or benefits under Section 3(a) of this Agreement on the basis that the Employee experienced Termination for Cause, but it is determined by a court of competent jurisdiction or by an arbitrator pursuant to Section 12 that cause as contemplated by Section 1(f) of this Agreement did not exist for termination of the Employee's employment, or if in any event it is determined by any such court or arbitrator that the Savings Bank has failed


to make timely payment of any amounts or provision of any benefits owed to the Employee under this Agreement, the Employee shall be entitled to reimbursement for all reasonable costs, including attorneys' fees, incurred in challenging such termination of employment or collecting such amounts or benefits. Such reimbursement shall be in addition to all rights to which the Employee is otherwise entitled under this Agreement.

        5.    No Assignments.

                (a)    This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Savings Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation, operation of law or otherwise) to all or substantially all of the business and/or assets of the Savings Bank, by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Savings Bank would be required to perform it if no such succession or assignment had taken place. Failure of the Savings Bank to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation and benefits from the Savings Bank in the same amount and on the same terms that Employee would be entitled to hereunder if an event of Involuntary Termination occurred, in addition to any payments and benefits to which the Employee is entitled under Section 3 hereof. For purposes of implementing the provisions of this Section 5(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

                (b)    This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. In the event of the death of the Employee, unless otherwise provided herein, all amounts payable hereunder shall be paid to the Employee's devisee, legatee, or other designee or, if there be no such designee, to the Employee's estate.

        6.    Referred Payments. If following a termination of the Employee, the aggregate payments to be made by the Savings Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 8.0% per annum to a calendar year such that the amount to be paid to the Employee in such calendar year, including defer ed amounts, does not exceed such limitation.

        7.    Required Provisions.

                (a)    If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA,12 U.S.C. Section 1818(e)(3) and (g)(1), the Savings Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Savings Bank may in its


discretion (i) pay the Employee all or part of the payments under this Agreement that were withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

                (b)    If the Employee is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(4) and (g)(1), all obligations of the Savings Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

                (c)    If the Savings Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

                (d)    All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Savings Bank: (1) by the Director of the OTS (the "Director") or his or her designee, at the time the FDIC enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA; or (2) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by any such action.

                (e)    Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. Section 1828(k) and FDIC regulation 12 C.F.R. Part 359, Golden Parachute and Indemnification Payments.

        8.    Delivery of Notices. For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

                If to the Employee:            _________________
                                                        At the address last appearing on the
                                                        personnel records of the Employee

                If to the Savings Bank:      Home Federal Bank
                                                        500 12th Avenue South
                                                        Nampa, Idaho 83653
                                                        Attention: Secretary
                                                        or to such other address as such party
                                                        may have furnished to the other in writing
                                                        in accordance herewith, except that a
                                                        notice of change of address shall be
                                                        effective only upon receipt.


        9.    Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

        10.    Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

       11.  Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

        12.    Governing Law. This Agreement shall be governed by the laws of the State of Idaho to the extent that federal law does not govern.

        13.    Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Employee within 100 miles of such Employee's job location with the Savings Bank, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrators' award in any court having jurisdiction.

* * * * *


        IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

        THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                                                                    HOME FEDERAL BANK

_____________________________                     _____________________________
_____________________________            By:    Len E. Williams
                                                                      Its:    President

                                                                               EMPLOYEE

                                                                                _____________________________
                                                                                ________________
                                                                                ________________


EXHIBIT 31.1

Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Len E. Williams, President and Chief Executive Officer of Home Federal Bancorp, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	(c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	(a)	All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 8, 2008                                                               /s/ Len E. Williams
                                                                                                      Len E. Williams
                                                                                                      President and
                                                                                                      Chief Executive Officer


EXHIBIT 31.2

Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert A. Schoelkoph, Chief Financial Officer of Home Federal Bancorp, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	(c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	(a)	All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 8, 2008                                                                  /s/ Robert A. Schoelkoph
                                                                                                         Robert A. Schoelkoph
                                                                                                         Senior Vice President and
                                                                                                         Chief Financial Officer


EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer of Home Federal Bancorp, Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Len E. Williams                                                                                /s/ Robert A. Schoelkoph
Len E. Williams                                                                                      Robert A. Schoelkoph
President and                                                                                         Senior Vice President and
Chief Executive Officer                                                                         Chief Financial Officer

Dated: February 8, 2008
