Form 10-Q
period 2008-03-31
Home Federal Bancorp, Inc.
filed 2008-05-09
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52995
HOME FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-0886727
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

500 12th Avenue South, Nampa, Idaho	83651
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(208) 466-4634

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [  ]                                                      Accelerated filer [X]                                    Non-accelerated filer [  ]
Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 17,343,229 shares outstanding as of May 2, 2008.

HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1  - FINANCIAL INFORMATION

Item 1 - Financial Statements
Page
Consolidated Balance Sheets as of
March 31, 2008 and September 30, 2007	1
Consolidated Statements of Income for the Three and Six Months
ended March 31, 2008 and 2007	2
Consolidated Statements of Stockholders’ Equity	3
Consolidated Statements of Cash Flows for the Six Months
ended March 31, 2008 and 2007	5
Selected Notes to Unaudited Interim Consolidated Financial Statements	7

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	March 31, 2008	September 30, 2007

ASSETS
Cash and amounts due from depository institutions	$36,353	$20,588
Mortgage-backed securities available for sale, at fair value	209,239	162,258
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $3,307
and $2,988	477,155	480,118
Loans held for sale	2,751	4,904
Accrued interest receivable	2,941	2,804
Property and equipment, net	13,613	12,364
Mortgage servicing rights, net	1,903	2,047
Bank owned life insurance	11,377	11,168
Real estate and property owned	452	549
Deferred income tax asset	-	1,245
Other assets	2,736	2,318
TOTAL ASSETS	$768,111	$709,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts:
Noninterest-bearing demand deposits	$37,323	$38,643
Interest-bearing demand deposits	142,820	127,659
Savings deposits	24,524	23,116
Certificates of deposit	191,439	215,191
Total deposit accounts	396,106	404,609
Advances by borrowers for taxes and insurance	1,429	1,605
Interest payable	619	731
Deferred compensation	4,889	4,515
FHLB advances	155,553	180,730
Deferred income tax liability	377	-
Other liabilities	3,768	5,127
Total liabilities	562,741	597,317

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized,
issued and outstanding, none	--	--
Common stock, $.01 par value; 90,000,000 authorized,
issued and outstanding:	173	152
Mar. 31, 2008 – 17,386,517 issued, 17,343,229 outstanding
Sept. 30, 2007 – 15,278,803 issued, 15,232,243 outstanding
Additional paid-in capital	156,805	59,613
Retained earnings	59,475	58,795
Unearned shares issued to employee stock ownership plan ("ESOP")	(11,634)	(3,698)
Accumulated other comprehensive income (loss)	551	(2,225)
Total stockholders’ equity	205,370	112,637

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$768,111	$709,954

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007		2008		2007

Interest and dividend income:
Loan interest	$7,770	$8,470		$15,846		$16,997
Investment interest	510	15		774		44
Mortgage-backed security interest	2,148	2,244		4,091		4,550
FHLB dividends	31	9		50		19
Total interest and dividend income	10,459	10,738		20,761		21,610
Interest expense:
Deposits	2,872	3,005		6,086		6,015
FHLB advances	1,810	2,372		3,842		4,735
Total interest expense	4,682	5,377		9,928		10,750
Net interest income	5,777	5,361		10,833		10,860
Provision for loan losses	378	-		665		71
Net interest income after provision for loan losses	5,399	5,361		10,168		10,789
Noninterest income:
Service charges and fees	2,098	2,222		4,309		4,636
Gain on sale of loans	162	379		347		677
Increase in cash surrender value of bank owned life insurance	104	99		208		199
Loan servicing fees	126	142		253		286
Mortgage servicing rights, net	(76)	(92)		(144)		(175)
Other	64	11		109		21
Total noninterest income	2,478	2,761		5,082		5,644
Noninterest expense:
Compensation and benefits	4,053	3,851		7,752		7,865
Occupancy and equipment	760	727		1,471		1,429
Data processing	531	493		1,053		1,001
Advertising	271	300		571		596
Postage and supplies	171	174		321		320
Professional services	191	215		403		411
Insurance and taxes	140	106		225		209
Other	302	228		485		509
Total noninterest expense	6,419	6,094		12,281		12,340
Income before income taxes	1,458	2,028		2,969		4,093
Income tax expense	513	787		1,077		1,583
NET INCOME	$945	$1,241		$1,892		$2,510

Earnings per common share:
Basic	$0.06	$0.08	(1)	$0.12	(1)	$0.15	(1)
Diluted	0.06	0.07	(1)	0.12	(1)	0.15	(1)
Weighted average number of shares outstanding:
Basic	15,962,325	16,576,439	(1)	16,352,427	(1)	16,562,244	(1)
Diluted	15,978,217	16,690,594	(1)	16,374,451	(1)	16,682,322	(1)

Dividends declared per share:	$0.055	$0.048	(1)	$0.103	(1)	$0.096	(1)

(1) Earnings per share, average common shares outstanding, and dividends per share have been adjusted to reflect the impact of the second-step conversion and reorganization of Home Federal Bancorp, Inc. (“Company”), which occurred on December 19, 2007.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)
					Unearned
					Shares
					Issued to
					Employee	Accumulated
			Additional		Stock	Other
	Common Stock		Paid-In	Retained	Ownership	Comprehensive
	Shares	Amount	Capital	Earnings	Plan	Loss	Total
Balance at Sept. 30, 2006	15,169,114	$152	$57,222	$54,805	$(4,134)	$(176)	$107,869

Restricted stock issued, net of forfeitures	(6,924)						--
ESOP shares committed to be released			357		436		793
Exercise of stock options	70,053		854				854
Share-based compensation			1,036				1,036
Excess tax benefits from equity compensation plans			144				144
Dividends paid ($0.190 per share) (1) (2)				(1,281)			(1,281)

Comprehensive income:
Net income				5,271			5,271
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						(100)	(100)
Change in unrealized holding loss resulting from transfer of securities from held to maturity to available for sale, net of taxes						(1,949)	(1,949)
Comprehensive income:							3,222
Balance at Sept. 30, 2007	15,232,243	152	59,613	58,795	(3,698)	(2,225)	112,637

Second Step Conversion(3)	2,073,619	21	96,445		(8,160)		88,306
Dissolution of Mutual Holding Company			50				50
Restricted stock issued, net of forfeitures	8,502						-
ESOP shares committed to be released			(149)		224		75
Exercise of stock options	28,865		328				328
Share-based compensation			518				518
Dividends paid ($0.103) per share) (1) (2)				(1,212)			(1,212)

Comprehensive income:
Net income				1,892			1,892
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						2,776	2,776
Comprehensive income:							4,668
Balance at March. 31, 2008	17,343,229	$173	$156,805	$59,475	$(11,634)	$551	$205,370

(1) Home Federal MHC waived its receipt of dividends on the 8,979,246 shares that it owned.
(2) Dividends per share have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 19, 2007.
(3) The total effect on equity accounts from the second-step conversion and reorganization has changed from the December 31, 2007 reported numbers due to adjustments such as true-up of total new shares issued in relation to conversion once total affect of fractional shares was known, payment of additional expenses related to conversion in the quarter ended March 31, 2008, etc.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,892	$2,510
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	796	866
Net accretion of premiums and discounts on investments	(17)	(33)
Loss on sale of repossessed assets	95	-
ESOP shares committed to be released	75	416
Equity compensation expense	518	538
Provision for loan losses	665	71
Accrued deferred compensation expense, net	373	367
Net deferred loan fees	6	109
Deferred income tax benefit	(229)	(220)
Excess tax benefit from equity compensation plans	-	(44)
Net gain on sale of loans	(347)	(677)
Proceeds from sale of loans held for sale	25,406	44,016
Originations of loans held for sale	(22,944)	(43,814)
Net decrease in value of mortgage servicing rights	144	175
Net increase in value of bank owned life insurance	(209)	(200)
Change in assets and liabilities:
Interest receivable	(137)	84
Other assets	(423)	(580)
Interest payable	(112)	(116)
Other liabilities	(1,359)	950
Net cash provided by operating activities	4,193	4,418
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	-	11,652
Proceeds from maturity of mortgage-backed securities available for sale	13,919	1,445
Purchase of mortgage-backed securities available for sale	(56,257)	(2,102)
Purchases of property and equipment	(2,031)	(611)
Net decrease (increase) in loans	1,873	(529)
Proceeds from sale of repossessed assets	452	-
Net cash (used) provided by investing activities	(42,044)	9,855

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(8,503)	(8,063)
Net decrease in advances by borrowers for taxes and insurance	(176)	(361)
Proceeds from FHLB advances	9,300	137,760
Repayment of FHLB advances	(34,477)	(149,024)
Net proceeds from stock issuance and exchange pursuant to second step conversion	88,356	-
Proceeds from exercise of stock options	328	182
Excess tax benefit from equity compensation plans		44
Dividends paid	(1,212)	(638)
Net cash provided (used) by financing activities	53,616	(20,100)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,765	(5,827)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,588	18,385
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,353	$12,558

(continues on next page)

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Six Months Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,040	$10,866
Income taxes	1,760	1,925

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	780	-
Fair value adjustment to securities available for sale, net of taxes	2,776	102

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”).  The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and are unaudited.  All significant intercompany transactions and balances have been eliminated.  In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

The Company was formed as the new stock holding company for the Bank in connection with the Bank’s second-step conversion from the mutual holding company structure to the stock holding company structure (“Conversion”), which was completed on December 19, 2007.  Prior to the completion of the Conversion, the Bank was the subsidiary of Home Federal Bancorp, Inc., a federally-chartered stock mid-tier holding company (“Mid-Tier”), and the Mid-Tier was a subsidiary of Home Federal MHC, a federally-chartered mutual holding company.  The Bank formed the mutual holding company structure in December 2004.  As a result of the Conversion, Home Federal MHC and the Mid-Tier ceased to exist and were replaced by the Company as the successor to the Mid-Tier.  See Note 3 below for additional information regarding the Conversion.

Certain information and note disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the Mid-Tier’s audited financial statements and notes included in the Annual Report on Form 10-K for the year ended September 30, 2007 (“2007 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on December 14, 2007.

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

Deferred income taxes are computed using the asset and liability approach as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of the existing assets and liabilities are expected to be reported in the Company’s income tax returns.

Note 3 – Second-step Conversion and Reorganization

The Company is a Maryland corporation that was formed as the new stock holding company for Home Federal Bank in connection with the Conversion, which was completed on December 19, 2007.

As part of the Conversion, a total of 9,384,000 new shares of the Company were sold at $10 per share in subscription, community and syndicated community offerings through which the Company received proceeds of approximately $88.4 million, net of offering costs of approximately $5.4 million. The Company contributed $48.3 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $8.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 816,000 shares of the Company’s common stock at $10 per share. As part of the Conversion, shares of outstanding common stock of the Mid-Tier were exchanged for 1.136 shares of the Company’s common stock. No fractional shares were issued. Instead, cash was paid to stockholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 853,133 outstanding shares of the Company for a total of 17,326,169 outstanding shares as of the closing of the second-step conversion on December 19, 2007.

The Conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company’s assets, liabilities and equity. All references to the number of shares outstanding, with the exception of those reported on the Balance Sheet, are restated to give retroactive recognition to the exchange ratio applied in the Conversion.

Note 4 – Income Taxes

At October 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48").  FIN 48 requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach.  FIN 48 is effective for fiscal years beginning after December 31, 2006.  The Company’s approach to adopting FIN 48 consisted of an examination of its financial statements, its income tax provision, and its federal and state income tax returns.  The Company analyzed its tax positions including the permanent and temporary differences as well as the major components of income and expense.

As of October 1, 2007, and March 31, 2008, the Company did not believe that it had any uncertain tax positions that would rise to the level of having a material effect on its financial statements.  In addition, the Company had no accrued interest or penalties as of October 1, 2007 or March 31, 2008.  It is the Company’s policy to record interest and penalties as a component of income tax expense.  The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

Note 5 - Earnings Per Share

Earnings per share (“EPS”) is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company’s net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income by diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents arise from assumed conversion of outstanding stock options awarded under the Company’s Stock Option and Incentive Plan (“SOP”) and from assumed vesting of shares awarded but not released under the Company’s Recognition and Retention Plan (“RRP”) plan.  ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.  The decrease in weighted-average common shares outstanding for EPS purposes for the quarter ended March 31, 2008 is primarily attributable to the 816,000 shares that were acquired for the ESOP in connection with the Conversion.

The following table presents the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Basic EPS:
Income available to common stockholders	$945	$1,241	$1,892	$2,510
Weighted-average common shares outstanding	15,962,325	16,576,439	16,352,427	16,562,244
Basic EPS	$0.06	$0.08	$0.12	$0.15

Diluted EPS:
Income available to common stockholders	$945	$1,241	$1,892	$2,510
Weighted-average common shares outstanding	15,962,325	16,576,439	16,352,427	16,562,244
Net effect of dilutive SOP awards	-	66,454	-	71,947
Net effect of dilutive RRP awards	15,892	47,701	22,024	48,131
Weighted-average common shares outstanding and common stock equivalents	15,978,217	16,690,594	16,374,451	16,682,322
Diluted EPS	$0.06	$0.07	$0.12	$0.15

Note 6 - Mortgage-Backed Securities

Mortgage-backed securities available for sale consisted of the following:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Agency mortgage-backed securities	$204,888	$1,626	$(533)	$205,981
Non-agency mortgage-backed securities	3,433	-	(175)	3,258
Total	$208,321	$1,626	$(708)	$209,239

	September 30, 2007
Agency mortgage-backed securities	$162,503	$191	$(3,823)	$158,871
Non-agency mortgage-backed securities	3,464	-	(77)	3,387
Total	$165,967	$191	$(3,900)	$162,258

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2008 were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Mortgage-backed
securities, available
for sale	$61,923	$(343)	$20,164	$(365)	$82,087	$(708)

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

As of March 31, 2008, the Bank had pledged mortgage-backed securities with an amortized cost of $86.4 million and a fair value of $86.4 million as collateral for FHLB advances.  Mortgage-backed securities with an amortized cost of $6.3 million and a fair value of $6.4 million at March 31, 2008, were pledged to the Federal Reserve Bank as collateral for treasury tax and loan funds held by the Bank and for borrowings from the discount window.  The Company has also pledged a mortgage-backed security with an amortized cost of $2.1 million and a fair value of $2.1 million as collateral for a $1.5 million revolving line of credit from the Bank.  As of March 31, 2008, there was no balance owed on the line of credit.

Note 7 - Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2008		September 30, 2007
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Real Estate:
One- to four-family residential	$230,016	47.78%	$249,545	51.55%
Multi-family residential	6,770	1.41	6,864	1.42
Commercial	144,149	29.94	133,823	27.64
Total real estate	380,935	79.13	390,232	80.61

Real Estate Construction:
One- to four-family residential	18,745	3.89	20,545	4.24
Multi-family residential	1,768	0.37	1,770	0.36
Commercial	12,981	2.70	13,691	2.83
Acquisition and land development	10,270	2.13	8,208	1.69
Total real estate construction	43,764	9.09	44,214	9.12

Consumer:
Home equity	48,932	10.16	42,990	8.88
Automobile	2,073	0.43	2,173	0.45
Other consumer	1,258	0.26	1,405	0.29
Total consumer	52,263	10.85	46,568	9.62

Commercial business	4,497	0.93	3,122	0.65
	481,459	100.00%	484,136	100.00%
Less:
Deferred loan fees	997		1,030
Allowance for loan losses	3,307		2,988
Loans receivable, net	$477,155		$480,118

Note 8 – Mortgage Servicing Rights

Mortgage servicing rights represent the fair value of the future loan servicing fees from the right to service loans for others.  The unpaid principal balances of loans serviced at March 31, 2008 and September 30, 2007 were $177.0 million and $191.6 million, respectively.  Loans serviced for others are not included in the Consolidated Balance Sheets.  In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of the mortgage servicing asset declines.  Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases as a result of slower rates of prepayments.  The Company does not use derivatives to hedge fluctuations in the fair value of the servicing rights.

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

Upon the change from the amortization method to fair value accounting under SFAS No. 156, the calculation of amortization and the assessment of impairment were discontinued.  Those measurements have been replaced by adjustments to fair value that encompass market-driven valuation changes.  Under the fair value method, the changes in fair value are reported in “Mortgage servicing rights, net” on the Consolidated Statements of Income.

The following table lists the classes of servicing rights and the activities in the balance of each class for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
Servicing Right Classes	2008	2007	2008	2007
	(in thousands)
One- to four-family residential loans:
Beginning Balance	$1,967	$2,387	$2,033	$2,468
Additions for new mortgage servicing rights capitalized	-	-	-	3
Adjustments to fair value	(73)	(89)	(139)	(173)
Ending Balance	$1,894	$2,298	$1,894	$2,298

Commercial real estate loans:
Beginning Balance	$12	$22	$14	$24
Adjustments to fair value	(3)	(3)	(5)	(5)
Ending Balance	$9	$19	$9	$19

The amount of contractually specified servicing fees for one- to four-family residential loans for the three and six months ended March 31, 2008 were $126,000 and $253,000, respectively.  The servicing fees for one- to four-family residential loans are recorded in “Loan Servicing Fees” on the Consolidated Statements of Income.  The amount of contractually specified servicing fees for commercial real estate loans, as well as late fees and other ancillary fees earned for the periods indicated, were immaterial in amount.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “believes,” “intends,” “expects,” “anticipates,” “estimates” or similar expressions.  Forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plan, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements as a result of, among others, the following factors:

•	general economic conditions, including real estate values, either nationally or in the Company’s market area, that are worse than expected;
•	changes in the interest rate environment that reduce the Company’s interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	legislative or regulatory changes that adversely affect the Company’s business;
•	adverse changes in the securities markets; and

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board.

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

On May 11, 2007, the Boards of Directors of the Company, Home Federal MHC and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the Bank reorganized from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, shares of outstanding common stock of the Mid-Tier were exchanged for 1.136 shares of the Company’s common stock. No fractional shares were issued.  The exchange ratio was designed to preserve the aggregate percentage ownership interest of the existing public shareholders of Mid-Tier following the sale of 10,200,000 shares of the Company’s common stock to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans and to members of the general public. The Conversion was approved by the Bank’s depositors, the Company’s stockholders (including the approval of a majority of the shares held by persons other than Home Federal MHC) and regulatory agencies.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “HOME” and is included in the America’s Community Bankers NASDAQ Index.

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

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area.  The Bank’s primary business is attracting deposits from the general public and using these funds to originate loans.  The Bank emphasizes the origination of commercial business loans, commercial real estate loans, construction, residential development, consumer loans, loans secured by first mortgages on owner-occupied, and residential real estate.  As a result of a comprehensive and continuing review of its strategic business plan, the Company continues to expand its commercial and small business banking programs, including a variety of loan and deposit products.

The Bank serves the Treasure Valley region of southwestern Idaho, that includes Ada, Canyon, Elmore and Gem counties, through its 16 full-service banking offices and one loan center.  Nearly 40% of the state’s population lives and works in the four counties served by Home Federal Bank.  Ada County has the largest population and includes the city of Boise, the state capitol.  Home Federal Bank maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with five branches, including the Company’s corporate headquarters in Nampa.  The two remaining branches are located in Elmore and Gem Counties.

The local economy is primarily urban with the city of Boise being the most populous of the markets that the Bank serves, followed by Nampa, the state’s second largest city.  The area has experienced a slowdown in the residential housing market similar to the Nation as a whole.  Housing prices have declined, and single-family housing permits have decreased from prior year levels.  The regional economy is well diversified with government, healthcare, manufacturing, service, high technology, call centers and construction providing sources of employment.  In addition, agriculture and related industries continue to be key components of the economy in southwestern Idaho.  Generally, sources of employment are concentrated in Ada and Canyon counties and include the headquarters of Micron Technology and J.R. Simplot Company.  Other major employers include Hewlett-Packard, Supervalu, two regional medical centers and Idaho state government agencies.  The city of Boise is also home to Boise State University, the state’s largest and fastest growing university.

Critical Accounting Policies

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. The Company’s Asset Liability Management Committee assesses the allowance for loan losses on a quarterly basis. The Committee analyzes several different factors including delinquency rates, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

The Company believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about future losses on loans. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

The Company’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectibility of a specific large loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been realized. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Due to the imprecision in calculating inherent and potential losses, a range is added to the general allowance to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other qualitative factors that may alter our historical loss experience.

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

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future loan servicing fees from the right to service loans for others. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which are the mortgage loan prepayment rate assumptions. The mortgage loan prepayment rate assumptions are significantly impacted by interest rates. In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of our mortgage servicing asset declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The Company performs a quarterly review of mortgage servicing rights for potential changes in value. This review may include an independent appraisal by an outside party of the fair value of the mortgage servicing rights.

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in SFAS No. 109, Accounting for Income Taxes. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from depreciation expense, mortgage servicing rights, loan loss reserves, deferred compensation, mark to market adjustments on our available for sale securities, and dividends received from the Federal Home Loan Bank of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Comparison of Financial Condition at March 31, 2008 and September 30, 2007

General.  Total assets increased $58.2 million, or 8.2%, to $768.1 million at March 31, 2008 from $710.0 million at September 30, 2007.  The increase in total assets was attributable primarily to $88.4 million in net proceeds raised from the Company’s second-step conversion and stock offering completed on December 19, 2007.  Cash and due from other banks increased $15.8 million, or 76.6%, to $36.4 million.  Loans receivable, net, decreased $3.0 million, or 0.6%, to $477.2 million.  Mortgage-backed securities increased $47.0 million, or 28.9%, to $209.2 million.  Total deposits decreased $8.5 million, or 2.1%, to $396.1 million.  FHLB advances decreased $25.2 million, or 13.9%, to $155.6 million.

Assets.  For the six months ended March 31, 2008, total assets increased $58.2 million.  The increases and decreases were primarily concentrated in the following asset categories:

			Increase (decrease)
	Balance at March 31, 2008	Balance at September 30, 2007	Amount	Percent
	(dollars in thousands)
Cash and amounts due from depository institutions	$36,353	$20,588	$15,765	76.6%
Mortgage-backed securities, available for sale	209,239	162,258	46,981	28.9
Loans receivable, net of allowance for loan losses	477,155	480,118	(2,963)	(0.6)

Cash and amounts due from depository institutions increased $15.8 million to $36.4 million at March 31, 2008, from $20.6 million at September 30, 2007.  The higher cash balance at March 31, 2008 is due to a portion of the proceeds from the Company’s second-step conversion and stock offering being invested in overnight funds at the end of the most recent quarter.

Mortgage-backed securities increased $47.0 million to $209.2 million at March 31, 2008, from $162.3 million at September 30, 2007.  The increase was primarily attributable to mortgage-backed securities purchased with proceeds from the Company’s second-step conversion and stock offering.

Loans receivable, net, decreased $3.0 million to $477.2 million at March 31, 2008, from $480.1 million at September 30, 2007.  One- to four-family residential mortgage loans decreased $19.9 million as the Company sold a majority of the one-to four-family loans that were originated.  Commercial loans increased $11.6 million to $155.4 million at December 31, 2007 from $143.8 million at September 30, 2007. Construction loans decreased $102,000 to $43.8 million at March 31, 2008 from $43.9 million at September 30, 2007.  The Bank has made significant progress in building commercial and small business banking programs, including the addition of an experienced commercial banking team to expand the commercial banking activities, including business banking, cash management and other products associated with a full-service commercial bank.

Deposits.  Deposits decreased $8.5 million, or 2.1%, to $396.1 million at March 31, 2008, from $404.6 million at September 30, 2007.  The increase in interest-bearing demand deposits was primarily attributed to growth in money market accounts as the Bank continued its emphasis on deposit products associated with a full-service commercial bank.  The decrease in certificates of deposit was primarily the result of choosing not to match rates offered by local competitors that in many cases exceeded the Bank’s cost of alternative funding sources.  The following table details the changes in deposit accounts:

			Increase (decrease)
	Balance at March 31, 2008	Balance at September 30, 2007	Amount	Percent
	(dollars in thousands)

Noninterest-bearing demand deposits	$37,323	$38,643	$(1,320)	(3.4)%
Interest-bearing demand deposits	142,820	127,659	15,161	11.9
Savings deposits	24,524	23,116	1,408	6.1
Certificates of deposit	191,439	215,191	(23,752)	(11.0)
Total deposit accounts	$396,106	$404,609	$(8,503)	(2.10)%

Borrowings.  FHLB advances decreased $25.2 million, or 13.9%, to $155.6 million at March 31, 2008, from $180.7 million at September 30, 2007.  The decrease resulted from maturing advances funded from excess liquidity.  The Bank uses FHLB advances as an alternative funding source to deposits, manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Deferred Income Tax Asset/Liability.  The Company had a deferred tax asset of $1.2 million at September 30, 2007 versus a deferred tax liability of $377,000 at March 31, 2008.  This change primarily resulted from a shift from an unrealized loss on the Company’s mortgage-backed securities’ portfolio as of September 30, 2007 to an unrealized gain as of March 31, 2008.

Equity.  Stockholders’ equity increased $92.7 million, or 82.3%, to $205.4 million at March 31, 2008, from $112.6 million at September 30, 2007.  The increase was primarily attributable to the $88.4 million in net proceeds received from the second-step conversion and stock offering.  The Company sold approximately 9.4 million shares of stock in its subscription, community and syndicated community offerings and issued approximately 7.1 million additional shares of its stock in exchange for the previously outstanding shares of Home Federal Bancorp, Inc., the Bank’s former “mid-tier” holding company.  A portion of the offering proceeds were used to make a loan to the Company’s employee stock ownership plan, which purchased 816,000 shares of the Company’s common stock for an aggregate cost of $8.2 million.  In addition, other significant activity among equity accounts over the past six months included $1.9 million in net income, the allocation of earned employee stock ownership plan shares, equity compensation and the exercise of stock options totaling $921,000, and a $2.8 million increase in the market value of mortgage-backed securities, offset by $1.2 million in cash dividends paid to stockholders.  On March 14, 2008, the Company paid $0.055 per share in cash dividends to stockholders of record as of February 27, 2008.

Comparison of Operating Results for the Three Months ended March 31, 2008 and March 31, 2007

General.  Net income for the three months ended March 31, 2008 was $945,000, or $0.06 per diluted share, compared to net income of $1.2 million, or $0.07 per diluted share, for the three months ended March 31, 2007.  Earnings per share for the prior period have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 19, 2007.

Net Interest Income.  Net interest income increased $416,000, or 7.8%, to $5.8 million for the three months ended March 31, 2008, from $5.4 million for the three months ended March 31, 2007.  The increase in net interest income was primarily attributable to a lower balance of FHLB advances.  The decrease in FHLB advances resulted from maturing advances funded from excess liquidity.

The Company’s net interest margin increased 15 basis points to 3.15% for the quarter ended March 31, 2008, from 3.00% for the same quarter last year.  This increase was primarily attributable to the interest earnings on the proceeds of the second-step conversion and reorganization of the Company.  In addition, the deposit mix shift toward lower cost deposits also contributed to the increase.

The following table sets forth the impacts to the Company’s net interest income from changes in balances of interest earning assets and interest bearing liabilities as well as changes in interest rates.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(142)	$(523)	$(665)
Loans held for sale	-	(35)	(35)
Investment securities, including interest- bearing deposits in other banks	(7)	502	495
Mortgage-backed securities	(34)	(62)	(96)
FHLB stock	22	-	22
Total net change in income on interest- earning assets	$(161)	$(118)	$(279)

Interest-bearing liabilities:
Savings deposits	$20	$(1)	$19
Interest-bearing demand deposits	10	(21)	(11)
Money market accounts	(12)	148	136
Certificates of deposit	52	(329)	(277)
Total deposits	70	(203)	(133)
FHLB advances	61	(623)	(562)
Total net change in expense on interest- bearing liabilities	$131	$(826)	$(695)
Total increase in net interest income			$416

Interest and Dividend Income.  Total interest and dividend income for the three months ended March 31, 2008 decreased $279,000, or 2.6%, to $10.5 million, from $10.7 million for the three months ended March 31, 2007.  The decrease during the quarter is primarily attributable to a decrease on yields earned on interest earning assets.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Three Months Ended March 31,
	2008		2007		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2007
	(dollars in thousands)

Loans receivable, net	$479,822	6.45%	$512,191	6.56%	$(665)
Loans held for sale	2,266	6.09	4,504	6.13	(35)
Investment securities, available for sale, including interest-bearing deposits in other banks	57,900	3.52	1,158	5.18	495
Mortgage-backed securities	182,865	4.70	188,113	4.77	(96)
FHLB stock	9,591	1.29	9,591	0.38	22
Total interest-earning assets	$732,444	5.71%	$715,557	6.00%	$(279)

Interest Expense.  Interest expense decreased $695,000, or 12.9%, to $4.7 million for the three months ended March 31, 2008 from $5.4 million for the three months ended March 31, 2007.  The average balance of total interest-bearing liabilities decreased $75.9 million, or 12.8%, to $518.5 million for the three months ended March 31, 2008 from $594.4 million for the three months ended March 31, 2007.  The largest single contributing factor to the decrease in interest bearing liabilities was the decrease in average FHLB advances of $54.3 million.

The following table details average balances, cost of funds and the change in interest expense:

	Three Months Ended March 31,
	2008		2007		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2007
	(dollars in thousands)

Savings deposits	$22,776	0.70%	$23,380	0.36%	$19
Interest-bearing demand deposits	78,726	0.62	92,586	0.58	(11)
Money market deposits	59,902	2.75	38,409	2.87	136
Certificates of deposit	199,652	4.60	228,346	4.51	(277)
FHLB advances	157,444	4.60	211,721	4.48	(562)
Total interest-bearing liabilities	$518,500	3.61%	$594,442	3.62%	$(695)

Provision for Loan Losses.  A provision for loan losses of $378,000 was established in connection with an analysis of the loan portfolio for the quarter ended March 31, 2008, compared to no provision for loan losses for the same quarter of the prior year.  The increase in the provision reflects a potential increased level of risk associated with the Bank’s one to four family residential construction loans given the slowdown in the local residential real estate market, and impairments specifically identified with a purchased portfolio of $26.5 million one-to-four family residential loans secured by property located primarily in the Western United States.  While the Bank’s credit quality remains solid, Management continues to keep a watchful eye on the local market closely monitoring and managing credit quality, specifically acquisition and development and real estate construction loans.  The Bank has recognized and identified the risk of acquisition and development lending and has limited its exposure in this area.  The Bank does not originate or purchase one- to four-family subprime loans.  While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact the Company’s financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Standard provisions for loan losses are established based upon the type of loan and the risk factors associated with that loan type.  As the Bank increases its commercial loan portfolio, the Bank anticipates it will increase its allowance for loan losses based upon the higher risk characteristics associated with commercial loans.

The following table details selected activity associated with the allowance for loan losses:

	At or For the Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Provision for loan losses	$378	$-
Net charge-offs	87	4
Allowance for loan losses	3,307	2,849
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	0.69%	0.56%
Nonperforming loans	$1,852	$273
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	178.56%	1,043.59%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	0.39	0.05
Loans receivable, net	$477,155	$503,688

Noninterest Income.  Noninterest income decreased $283,000, or 10.3%, to $2.5 million for the three months ended March 31, 2008 from $2.8 million for the three months ended March 31, 2007.  The decrease was primarily attributable to a $217,000 decrease in gain on sale of one-to four-family residential loans in the secondary market.  The decrease in the gain on sale of loans is a result of lower volume of sold loans consistent with the slowdown in the local residential real estate market.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Three Months Ended March 31,		Increase (decrease)
	2008	2007	Amount	Percent
	(dollars in thousands)

Service fees and charges	$2,098	$2,222	$(124)	(5.6)%
Gain on sale of loans	162	379	(217)	(57.3)
Increase in cash surrender value of bank owned life insurance	104	99	5	5.0
Loan servicing fees	126	142	(16)	(11.3)
Mortgage servicing rights, net	(75)	(92)	17	18.5
Other	63	11	52	472.7
Total noninterest income	$2,478	$2,761	$(283)	10.3%

Noninterest Expense.  Noninterest expense increased $325,000, or 5.3%, to $6.4 million for the three months ended March 31, 2008 from $6.1 million for the three months ended March 31, 2007.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Three Months Ended March 31,		Increase (decrease)
	2008	2007	Amount	Percent

	(dollars in thousands)

Compensation and benefits	$4,053	$3,851	$202	5.3%
Occupancy and equipment	760	727	33	4.5
Data processing	531	493	38	7.7
Advertising	271	300	(29)	(9.7)
Other	804	723	81	11.2
Total noninterest expense	$6,419	$6,094	$325	5.3%

Compensation and benefits increased $202,000, or 5.3%, to $4.1 million for the quarter ended March 31, 2008 from $3.9 million for the same quarter a year ago.  The majority of the increase is attributable to the hiring of additional employees related to the Bank’s ongoing emphasis in commercial banking.

The Company’s efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 77.8% for the three months ended March 31, 2008 compared to 75.0% for the three months ended March 31, 2007. The increase in efficiency ratio was primarily attributable to an increase in expenses.  By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense.  Income tax expense decreased $274,000, or 34.8%, to $513,000 for the three months ended March 31, 2008 from $787,000 for the same period a year ago.  Income before income taxes was $1.5 million for the three months ended March 31, 2008 compared to $2.0 million for the three months ended March 31, 2007.  The Company’s combined federal and state effective income tax rate for the current quarter was 35.2% compared to 38.8% for the same quarter of the prior fiscal year.  The decrease in the effective income tax rate was primarily attributable to a decrease in expenses not deductible for tax purposes.

Comparison of Operating Results for the Six Months ended March 31, 2008 and March 31, 2007

General.  Net income for the six months ended March 31, 2008 was $1.9 million, or $0.12 per diluted share, compared to net income of $2.5 million, or $0.15 per diluted share, for the six months ended March 31, 2007.  Earnings per share for the prior period have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 19, 2007.

Net Interest Income.  Net interest income decreased $27,000, or less than one percent, to $10.8 million for the six months ended March 31, 2008, from $10.9 million for the six months ended March 31, 2007.  Net interest income was relatively flat as total interest and dividend income and interest expense decreased $849,000 and $822,000 respectively between the two periods.

The Company’s net interest margin increased five basis points to 3.07% for the six months ended March 31, 2008, from 3.02% for the same period last year.  This increase was primarily attributable to the interest earnings on the proceeds of the second-step conversion and reorganization of the Company.

The following table sets forth the impacts to the Company’s net interest income from changes in balances of interest earning assets and interest bearing liabilities as well as changes in interest rates.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(47)	$(1,054)	$(1,101)
Loans held for sale	(2)	(48)	(50)
Investment securities, including interest- bearing deposits in other banks	(39)	769	730
Mortgage-backed securities	(7)	(452)	(459)
FHLB stock	31	-	31
Total net change in income on interest- earning assets	$(64)	$(785)	$(849)

Interest-bearing liabilities:
Savings deposits	$43	$(3)	$40
Interest-bearing demand deposits	88	(96)	(8)
Money market accounts	87	296	383
Certificates of deposit	572	(916)	(344)
Total deposits	790	(719)	71
FHLB advances	402	(1,295)	(893)
Total net change in expense on interest- bearing liabilities	$1,192	$(2,014)	$(822)
Total decrease in net interest income			$(27)

Interest and Dividend Income.  Total interest and dividend income for the six months ended March 31, 2008 decreased $849,000, or 3.9%, to $20.8 million, from $21.6 million for the six months ended March 31, 2007.  The decrease during the period was attributable to both a decrease in the average balance of interest-earning assets of $12.7 million as well as a drop in yields earned on interest-earning assets of 13 basis points.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Six Months Ended March 31,
	2008		2007		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2007
	(dollars in thousands)

Loans receivable, net	$481,309	6.52%	$513,622	6.54%	$(1,101)
Loans held for sale	2,472	6.24	3,239	6.30	(50)
Investment securities, available for sale, including interest-bearing deposits in other banks	41,073	3.77	1,691	5.20	730
Mortgage-backed securities	171,724	4.76	190,683	4.77	(459)
FHLB stock	9,591	1.04	9,591	0.40	31
Total interest-earning assets	$706,169	5.88%	$718,826	6.01%	$(849)

Interest Expense.  Interest expense decreased $822,000, or 7.6%, to $9.9 million for the six months ended March 31, 2008 from $10.8 million for the six months ended March 31, 2007.  The average balance of total interest-bearing liabilities decreased $66.9 million, or 11.2%, to $530.7 million for the six months ended March 31, 2008 from $597.6 million for the six months ended March 31, 2007.  The largest single contributing factor to the decrease in interest bearing liabilities was the decrease in average FHLB advances of $45.3 million.

The following table details average balances, cost of funds and the change in interest expense:

	Six Months Ended March 31,
	2008		2007		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2007
	(dollars in thousands)

Savings deposits	$22,691	0.68%	$23,402	0.32%	$40
Interest-bearing demand deposits	78,284	0.69	93,729	0.60	(8)
Money market deposits	55,749	3.13	36,247	2.70	383
Certificates of deposit	206,830	4.70	231,744	4.49	(344)
FHLB advances	167,172	4.60	212,466	4.46	(893)
Total interest-bearing liabilities	$530,726	3.74%	$597,588	3.60%	$(822)

Provision for Loan Losses.  A provision for loan losses of $665,000 was established in connection with an analysis of the loan portfolio for the six months ended March 31, 2008, compared to a provision for loan losses of $71,000 established for the same period of the prior year.  The increase in the provision reflects a potential increased level of risk associated with the Bank’s one to four family residential construction loans given the slowdown in the local residential real estate market, and impairments specifically identified with a purchased portfolio of $26.5 million one-to-four family residential loans secured by property located primarily in the Western United States.

The following table details selected activity associated with the allowance for loan losses:

	At or For the Six Months Ended March 31,
	2008	2007
	(dollars in thousands)
Provision for loan losses	$665	$71
Net charge-offs	347	5
Allowance for loan losses	3,307	2,849
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	0.69%	0.56%
Nonperforming loans	$1,852	$273
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	178.56%	1,043.59%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	0.39	0.05
Loans receivable, net	$477,155	$503,688

Noninterest Income.  Noninterest income decreased $562,000, or 10.0%, to $5.1 million for the six months ended March 31, 2008 from $5.6 million for the six months ended March 31, 2007.  The decrease was primarily attributable to a $327,000, or 7.1%, decrease in service fees and charges and a $330,000 decrease in gain on sale of one-to four-family residential loans in the secondary market.  Service charges and fees decreased as deposit balances decreased.  The decrease in the gain on sale of loans is a result of lower volume of loans sold consistent with the slowdown in the residential real estate market.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Six Months Ended March 31,		Increase (decrease)
	2008	2007	Amount	Percent
	(dollars in thousands)

Service fees and charges	$4,309	$4,636	$(327)	(7.1)%
Gain on sale of loans	347	677	(330)	(48.7)
Increase in cash surrender value of bank owned life insurance	208	199	9	4.5
Loan servicing fees	253	286	(33)	(11.5)
Mortgage servicing rights, net	(143)	(175)	32	18.3
Other	108	21	87	414.3
Total noninterest income	$5,082	$5,644	$(562)	(10.0)%

Noninterest Expense.  Noninterest expense decreased $59,000, or 0.5%, to $12.3 million for the six months ended March 31, 2008 from $12.3 million for the six months ended March 31, 2007.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Six Months Ended March 31,		Increase (decrease)
	2008	2007	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$7,752	$7,865	$(113)	(1.4)%
Occupancy and equipment	1,471	1,429	42	2.9
Data processing	1,053	1,001	52	5.2
Advertising	571	596	(25)	(4.2)
Other	1,434	1,449	(15)	(1.0)
Total noninterest expense	$12,281	$12,340	$(59)	0.5%

The Company’s efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 77.2% for the six months ended March 31, 2008 compared to 74.8% for the six months ended March 31, 2007. The increase in efficiency ratio was primarily attributable to a decrease in revenues.  By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense.  Income tax expense decreased $506,000, or 32.0%, to $1.1 million for the six months ended March 31, 2008 from $1.6 million for the same period a year ago.  Income before income taxes was $3.0 million for the six months ended March 31, 2008 compared to $4.1 million for the six months ended March 31, 2007.  The Company’s combined federal and state effective income tax rate for the six months ended March 31, 2008 was 36.3% compared to 38.7% for the same period of the prior fiscal year.  The decrease in the effective income tax rate was primarily attributable to a decrease in expenses not deductible for tax purposes.

Liquidity, Commitments and Capital Resources

Liquidity.  The Company actively analyzes and manages the Bank’s liquidity with the objectives of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations and satisfy other financial commitments.  See the "Consolidated Statements of Cash Flows" contained in Item 1 - Financial Statements, included herein.

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and FHLB advances.  These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.  Management believes that the Company’s current liquidity position and forecasted operating results are sufficient to fund all of the Bank’s existing commitments.

At March 31, 2008, the Bank maintained a line of credit with the FHLB equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  At March 31, 2008, the Bank was in compliance with the collateral requirements and $128.2 million of the line of credit was available.  In addition, the Company holds readily saleable loans and mortgage-backed securities available for sale for liquidity purposes.

During the quarter ended June 30, 2007, the Company transferred its entire portfolio of held-to-maturity mortgage-backed securities to available for sale to meet the additional liquidity needs associated with increasing commercial banking activities.  As a result, the Company had an additional $168.0 million of mortgage-backed securities available for liquidity purposes.

At March 31, 2008, certificates of deposit amounted to $191.4 million, or 48.3% of total deposits, including $153.0 million that are scheduled to mature by March 31, 2009.  Historically, the Bank has been able to retain a significant amount of deposits as they mature.  Management believes the Company has adequate resources to fund all loan commitments through deposits, FHLB advances, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

Off-Balance Sheet Arrangements.  The Bank is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of the Bank’s customers.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.

Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed to, home equity, commercial and consumer lines of credit.

Commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2008:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$8,481
Adjustable rate	13,007
Undisbursed balance of loans closed	8,375
Unused lines of credit	43,041
Commercial letters of credit	-
Total	$72,904

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Bank’s total regulatory capital was $145.1 million at March 31, 2008, or 20.5%, of total assets on that date. As of March 31, 2008, the Bank exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at March 31, 2008 were as follows: Tier 1 capital 20.4%; Tier 1 (core) risk-based capital 30.9%; and total risk-based capital 31.6%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s Board of Directors has established an asset and liability management policy to guide management in maximizing net interest spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability.  The Asset Liability Management Committee, consisting of certain members of senior management, communicate, coordinate and manage asset/liability positions consistent with the business plan and Board-approved policies, as well as to price savings and lending products, and to develop new products.

One of the Bank’s primary financial objectives is to generate ongoing profitability.  The Bank’s profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings.  The rates the Company earns on assets and pay on liabilities generally are established contractually for a period of time.  Market interest rates change over time.  The Bank’s loans generally have longer maturities than the deposits.  Accordingly, the Company’s results of operations, like those of other financial institutions, are affected by changes in interest rates and the interest rate sensitivity of assets and liabilities.  The Bank measures its interest rate sensitivity on a quarterly basis using an internal model.

Management employs various strategies to manage the Company’s interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At March 31, 2008, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments.  Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2007 Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing.  The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.  While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent every error or instance of fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company’s financial position or results of operations.

 Item 1A.  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s 2007 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Stock Repurchases.  The Company did not repurchase any shares of its outstanding common stock during the six months ended March 31, 2008.  In addition, the Company has no publicly announced plans to repurchase any shares of its common stock.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

2.1	Plan of Conversion and Reorganization (1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (2)
10.1	Amended Employment Agreement entered into by Home Federal Bank with Len E. Williams
10.2	Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams
10.3	Amended Employment Agreement entered into by Home Federal Bank with Daniel L. Stevens
10.4	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Daniel L. Stevens
10.5	Form of Amended Severance Agreement for Executive Officers (7)
10.6	Form of Amended Severance Agreement for new Executive Officers (7)
10.7	Form of Home Federal Savings and Loan Association of Nampa Employee Severance Compensation Plan (2)
10.8	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.9	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.10
Form of Split Dollar Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, N. Charles Hedemark, Fred H. Helpenstell, M.D., Richard J. Schrandt, James R. Stamey and Robert A. Tinstman (2)

10.11
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (2)

10.12
Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Len E. Williams, Steven E. Emerson, Robert A. Schoelkoph, and Lynn A. Sander (2)

10.13	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (3)
10.14	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (3)
10.15	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (4)
10.16	Transition Agreement with Daniel L. Stevens (5)
10.17	Agreement Regarding Terms of Employment Offer with Len E. Williams (5)
10.18	Agreement Regarding Terms of Employment Offer with Steven K. Eyre (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

______
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 11, 2007.
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858).
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 15, 2007.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Home Federal Bancorp, Inc.

Date: May 9, 2008	/s/ Len E. Williams
Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	/s/ Robert A. Schoelkoph
Robert A. Schoelkoph
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amended Employment Agreement entered into by Home Federal Bank with Len E. Williams
10.2	Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams
10.3	Amended Employment Agreement entered into by Home Federal Bank with Daniel L. Stevens
10.4	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Daniel L. Stevens
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

EXHIBIT 10.1

Amended Employment Agreement entered
into by Home Federal Bank with Len E. Williams

AMENDED EMPLOYMENT AGREEMENT
            THIS AMENDED EMPLOYMENT AGREEMENT (the “Agreement”) is made and entered into as of this 30th day of January, 2008 by and includes the amendments made on December 21, 2007 between Home Federal Bank (the “Savings Bank”), and Len E. Williams (the “Employee”).  References to the “Company” mean Home Federal Bancorp, Inc., a Maryland corporation.

            WHEREAS, the Employee has made and will continue to make a major contribution to the success of the Savings Bank in the position of President and Chief Executive Officer;

            WHEREAS, the Board of Directors of the Savings Bank (the “Board of Directors”) recognizes that the possibility of a change in control of the Savings Bank or the Company may occur and that such possibility, and the uncertainty and questions which may arise among management, may result in the departure or distraction of key management to the detriment of the Savings Bank;

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

            1.  Definitions .

                     (a)   “Change in Control” means (i) any “person,” as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Effective Date (the “Incumbent Board”) cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Effective Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the Office of Thrift Supervision (“OTS”) or the Federal Deposit Insurance Corporation (“FDIC”), shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term “Change in Control” shall not include an acquisition of securities by an employee benefit plan of the Savings Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

                    (b)     The term “Consolidated Subsidiaries” means any subsidiary or subsidiaries of the Company (or its successors) that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the “Code”), without regard to subsection (b) thereof) that includes the Savings Bank, including but not limited to the Company.

                    (c)      The term “Date of Termination” means the date upon which the Employee experiences a Separation from Service from the Savings Bank, as specified in a notice of termination pursuant to Section 8 of this Agreement or the date a succession becomes effective under Section 10.

                    (d)      The term “Effective Date” means September 11, 2006, the original effective date of this Agreement.

                    (e)      The term “Involuntary Termination” means the Employee’s Separation from Service (i) by the Savings Bank without the Employee's express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation), if the termination of employment occurs within 30 days of  any of the following actions unless consented to in writing by the Employee:  (1) a requirement that the Employee be based at any place other than Nampa, Idaho, or within a radius of 35 miles from the location of the Savings Bank's administrative offices as of the Effective Date, except for reasonable travel on Savings Bank business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Savings Bank-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Savings Bank; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) the failure of the Board of Directors (or a board of directors of a successor of the Savings Bank) to elect the Employee as President and Chief Executive Officer of the Savings Bank (or a successor of the Savings Bank) or any action by the Board of Directors (or a board of directors of a successor of the Savings Bank) removing the Employee from such office.  The term “Involuntary Termination” does not include Termination for Cause, Separation from Service due to death or permanent disability pursuant to Section 7(f) of this Agreement, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Savings Bank's affairs under Section 8 of the Federal Deposit Insurance Act (“FDIA”).

                        (f)         The term “Section 409A” shall mean Section 409A of the Code and the regulations and guidance of general applicability issued thereunder.

                        (g)        The term “Separation from Service” shall have the same meaning as in Section 409A.

                        (h)        The terms “Termination for Cause” and “Terminated for Cause” mean the Employee’s Separation from Service with  the Savings Bank because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.   The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

            2.  Term .  The initial term of this Agreement shall be a period of one year, commencing on the Effective Date, subject to earlier termination as provided herein. Beginning on the first anniversary of the Effective Date, the term of this Agreement shall be extended for a period of two years, provided that (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to the end of such two-year term that this Agreement shall not be extended further; and (ii) prior to the end of such two-year term, the Board of Directors, or a committee of the Board of Directors which has been delegated authority to act on such matters by the Board of Directors (“Committee”), explicitly reviews and approves the extension.  Assuming the Employee’s employment has not been previously terminated pursuant to the preceding sentence, or otherwise under this Agreement, on the third anniversary of the Effective Date, the term of this Agreement shall be extended for a period of three years, provided that (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to the end of such three-year term that the term of this Agreement shall not be extended further; and (ii) prior to the end of such three-year term, the Board of Directors, or the Committee, explicitly reviews and approves the extension.  Assuming the Employee’s employment has not been previously terminated pursuant to the preceding sentence, or otherwise under this Agreement, on the sixth anniversary of the Effective Date, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year, provided that (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors, or the Committee, explicitly reviews and approves the extension.  Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

            3.  Employment .  The Employee shall be employed as the President and Chief Executive Officer of the Savings Bank.  As such, the Employee shall render all services and possess the powers as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors may prescribe from time to time.  The Employee shall also render services to the Company or any subsidiary or subsidiaries of the Company or Savings Bank as requested by the Savings Bank from time to time consistent with his executive position.  The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Savings Bank to the extent necessary to discharge his responsibilities hereunder.  The Employee may (i) serve on charitable or civic boards or committees and, in addition, on such corporate boards as are approved in a resolution adopted by a majority of the Board of Directors or the Committee, which approval shall not be withheld unreasonably and (ii) manage personal investments, so long as such activities do not interfere materially with performance of his responsibilities hereunder.

            4.  Cash Compensation .

                        (a)        Salary .  The Savings Bank agrees to pay the Employee during the term of this Agreement a base salary (the “Salary”) in the annualized amount of $200,000.    The Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding.  The amount of the Employee's Salary shall be increased (but shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the Committee or the board of directors or the appropriate committee of the Savings Bank after the Effective Date.  The amount of the Salary shall be reviewed by the Board of Directors or the Committee at least annually during the term of this Agreement.

                        (b)        Bonuses .   The Employee shall be entitled to participate in an equitable manner with all other executive officers of the Savings Bank in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors or the Committee for executive officers.

                        (c)         Expenses .  The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Savings Bank, provided that the Employee accounts for such expenses as required under such policies and procedures.

            5.  Benefits .

                        (a)        Participation in Benefit Plans .  The Employee shall be entitled to participate, to the same extent as executive officers of the Savings Bank generally, in all plans of the Savings Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof.  In addition, the Employee shall be entitled to be considered for benefits under all of the stock and stock option related plans in which the Savings Bank's executive officers are eligible or become eligible to participate.  It is specifically intended that the Employee will be eligible to participate in Tier One of the Savings Bank’s executive year-end cash incentive plan, commencing October 1, 2006.

                        (b)        Fringe Benefits .  The Employee shall be eligible to participate in, and receive benefits under, any other fringe benefit plans or perquisites which are or may become generally available to the Savings Bank's executive officers, including but not limited to supplemental retirement, deferred compensation program, supplemental medical or life insurance plans, company cars, club dues, physical examinations, financial planning and tax preparation services.

            6.  Vacations; Leave .  The Employee shall be entitled to (i) annual paid vacation in accordance with the policies established by the Board of Directors or the Committee for executive officers (but not less than four weeks), with such vacation accruing annually and available beginning after the end of a 90-day orientation period; (ii) voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors or the Committee may determine in its discretion; and (iii) six days of sick leave annually, without carryover, accruing annually beginning with the Effective Date.

            7.   Termination of Employment .

                        (a)        Involuntary Termination .  The Board of Directors may terminate the Employee's employment at any time, but, except in the case of Termination for Cause, termination of employment shall not prejudice the Employee's right to compensation or other benefits under this Agreement.  In the event of Involuntary Termination other than after a Change in Control which occurs during the term of this Agreement, the Savings Bank shall (i) if the Involuntary Termination occurs prior to the first anniversary of the Effective Date, pay to the Employee a lump-sum severance amount equal to one year’s Salary as in effect immediately prior to the Date of Termination, or (ii) if the Involuntary Termination occurs after the first anniversary of the Effective Date, pay to the Employee during the remaining term of this Agreement the Salary at the rate in effect immediately prior to the Date of Termination, and (iii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.  Notwithstanding the foregoing, if the taxable payments under this Section 7(a) would extend over a period of time sufficient for such payments not to be considered severance payments under Section 409A (and as such considered deferred compensation), then the final payment that could be made without causing the payments to be considered deferred compensation under Section 409A shall include the present value of the remaining payments, with such present value determined using the applicable discount rate used for purposes of determining present value under Section 280G of the Code.

                        (b)        Termination for Cause .    In the event of Termination for Cause, the Savings Bank shall pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, and shall have no further obligation to the Employee under this Agreement.

                        (c)        Voluntary Termination .  The Employee's employment may be voluntarily terminated by the Employee at any time upon at least 90 days' written notice to the Savings Bank or such shorter period as may be agreed upon between the Employee and the Board of Directors.  In the event of such voluntary termination, the Savings Bank shall be obligated to continue to pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, at the time such payments are due, and shall have no further obligation to the Employee under this Agreement.

                        (d)        Change in Control .  In the event of the Employee’s Involuntary Termination within 12 months after a Change in Control, and which occurs at any time following the first anniversary of the Effective Date while the Employee is employed under this

Agreement, the Savings Bank shall (i) pay to the Employee in a lump sum in cash within 25 business days after the Date of Termination an amount equal to 299% of the Employee's “base amount” as defined in Section 280G of the Code; and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination; provided, however, that no payment shall be made under this Section 7(d) that would cause the Savings Bank to be “undercapitalized” for purposes of 12 C.F.R. 565.4 or any successor provision.

                        (e)        Death .  In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Savings Bank shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, the Salary which was not previously paid to the Employee and which he would have earned if he had continued to be employed under this Agreement through the last day of the calendar month in which the Employee died, together with the benefits provided hereunder through such date.

                        (f)         Disability .  If the Employee becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Savings Bank (the “Disability Plan”) or becomes otherwise unable to fulfill his duties under this Agreement, he shall be entitled to receive such group and other disability benefits, if any, as are then provided by the Savings Bank for executive employees.  In the event of such disability, this Agreement shall not be suspended, except that (i) the obligation to pay the Salary to the Employee shall be reduced in accordance with the amount of disability income benefits received by the Employee, if any, pursuant to this paragraph such that, on an after-tax basis, the Employee shall realize from the sum of disability income benefits and the Salary the same amount as he would realize on an after-tax basis from the Salary if the obligation to pay the Salary were not reduced pursuant to this Section 7(f); and (ii) upon a resolution adopted by a majority of the disinterested members of the Board of Directors or the Committee, the Savings Bank may discontinue payment of the Salary beginning six months following a determination that the Employee has become entitled to benefits under the Disability Plan or otherwise unable to fulfill his duties under this Agreement. If the Employee’s disability does not constitute a disability within the meaning of Section 409A, then payments under this Section 7(f) shall not commence until the earlier of the Employee’s death or the sixth month anniversary of the Employee’s Separation from Service, with any delayed payments being made with the first permissible payment.

                        (g)        Temporary Suspension or Prohibition .  If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(3) and (g)(1), the Savings Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings.  If the charges in the notice are dismissed, the Savings Bank may in its discretion (i) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

                        (h)        Permanent Suspension or Prohibition .  If the Employee is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(4) and

(g)(1), all obligations of the Savings Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

                        (i)         Default of the Savings Bank .  If the Savings Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

                        (j)         Termination by Regulators .  All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Savings Bank:  (1) by the Director of the OTS (the “Director”) or his or her designee, at the time the FDIC enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA; or (2) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition.  Any rights of the parties that have already vested, however, shall not be affected by any such action.

                        (k)        Reductions of Benefits . Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Employee, would cause any amount to be nondeductible by the Savings Bank or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Employee without causing any amount to become nondeductible pursuant to or by reason of Section 280G of the Code.  The Employee shall determine the allocation of such reduction among payments and benefits to the Employee.

                        (l)         Further Reductions .  Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. Section 1828(k) and FDIC regulation 12 C.F.R. Part 359, Golden Parachute and Indemnification Payments.

            8.  Notice of Termination .  In the event that the Savings Bank desires to terminate the employment of the Employee during the term of this Agreement, the Savings Bank shall deliver to the Employee a written notice of termination, stating whether such termination constitutes Termination for Cause or Involuntary Termination, setting forth in reasonable detail the facts and circumstances that are the basis for the termination, and specifying the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, except in the case of Termination for Cause.  In the event that the Employee determines in good faith that he has experienced an Involuntary Termination of his employment, he shall send a written notice to the Savings Bank stating the circumstances that constitute such Involuntary Termination and the date upon which his employment shall have ceased due to such Involuntary Termination.  In the event that the Employee desires to effect a Voluntary Termination, he shall deliver a written notice to the Savings Bank, stating the date upon which employment shall terminate, which date shall be at least 90 days after the date upon which the notice is delivered, unless the parties agree to a date sooner.

            9.  Attorneys' Fees .  The Savings Bank shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Employee as a result of (i)

the Employee's contesting or disputing any termination of employment, or (ii) the Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Savings Bank (or a successor) or the Consolidated Subsidiaries under which the Employee is or may be entitled to receive benefits; provided that the Savings Bank's obligation to pay such fees and expenses is subject to the Employee's prevailing with respect to the matters in dispute in any action initiated by the Employee or the Employee's having been determined to have acted reasonably and in good faith with respect to any action initiated by the Savings Bank.

            10.  No Assignments .

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

            11.  Notice .  For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the  Savings Bank at its home office, to the attention of the Board of Directors with a copy to the Secretary of the Savings Bank, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Savings Bank.

            12.  Amendments .  No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

            13.   Headings .  The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

            14.  Severability . The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

            15.  Governing Law . This Agreement shall be governed by the laws of the State of Idaho.

            16.  Arbitration .  Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the

American Arbitration Association then in effect.  Judgment may be entered on the arbitrator's award in any court having jurisdiction.  The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

            17.  Deferral of Non-Deductible Compensation . In the event that the Employee's aggregate compensation (including compensatory benefits which are deemed remuneration for purposes of Section 162(m) of the Code) from the Savings Bank and the Consolidated Subsidiaries for any calendar year exceeds the maximum amount of compensation deductible by the Savings Bank or any of the Consolidated Subsidiaries in any calendar year under Section 162(m) of the Code (the “maximum allowable amount”), then any such amount in excess of the maximum allowable amount shall be mandatorily deferred with interest thereon at 8% per annum to a calendar year such that the amount to be paid to the Employee in such calendar year, including deferred amounts and interest thereon, does not exceed the maximum allowable amount.  Subject to the foregoing, deferred amounts including interest thereon shall be payable at the earliest time permissible.

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

* * * * *

            IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

                 THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:	HOME FEDERAL BANCORP, INC.

_____________________________	_____________________________

_____________________________	By: __________________________
Its: __________________________

EMPLOYEE

_____________________________
Len E. Williams

EXHIBIT 10.2
Employment Agreement entered
into by Home Federal Bancorp, Inc. with Len E. Williams

EMPLOYMENT AGREEMENT

            THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 30th  day of January, 2008 by and between Home Federal Bancorp, Inc., a Maryland corporation (the "Company"), and Len E. Williams (the "Employee"). References to the "Savings Bank" mean Home Federal Bank.
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
            1.         Definitions .
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
                        (d)        The term "Effective Date" means January 30, 2008.
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

                        (f)          The term “Section 409A” shall mean Section 409A of the Code and the regulations and guidance of general applicability issued thereunder.
                       (g)          The term “Separation from Service” shall have the same meaning as in Section 409A.

               (h)          The terms “Termination for Cause” and “Terminated for Cause” mean the Employee’s Separation from Service with  the Savings Bank because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

            2.       Term .  The initial term of this Agreement shall be a period of two year, commencing on the Effective Date, subject to earlier termination as provided herein. Beginning on the second anniversary of the Effective Date, the term of this Agreement shall be extended for a period of three years, provided that (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to the end of such two-year term that this Agreement shall not be extended further; and (ii) prior to the end of such two-year term, the Board of Directors, or a committee of the Board of Directors which has been delegated authority to act on such matters by the Board of Directors (“Committee”), explicitly reviews and approves the extension.  Assuming the Employee’s employment has not been previously terminated pursuant to the preceding sentence, or otherwise under this Agreement, on the fifth anniversary of the Effective Date, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year, provided that  (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors, or the Committee, explicitly reviews and approves the extension.  Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

            3.         Employment . The Employee shall be employed as the President and Chief Executive Officer of the Company. As such, the Employee shall render all services and possess the powers as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors may prescribe from time to time. The Employee shall also render services to the Company or any subsidiary or subsidiaries of the Company or Savings Bank as requested by the Company from time to time consistent with his executive position. The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Company to the extent necessary to discharge his responsibilities hereunder. The Employee may (i) serve on charitable or civic boards or committees and, in addition, on such corporate boards as are approved in a resolution adopted by a majority of the Board of Directors or the Committee, which approval shall not be withheld unreasonably and (ii) manage personal investments, so long as such activities do not interfere materially with performance of his responsibilities hereunder.

           4.         Cash Compensation .
                        (a)        Salary . The Company agrees to pay the Employee during the term of this Agreement a base salary (the "Salary") in the annualized amount of $235,000. The Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding. The amount of the Employee's Salary shall be increased (but shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the Committee or the board of directors or the appropriate committee of the Company after the Effective Date. The amount of the Salary shall be reviewed by the Board of Directors or the Committee at least annually during the term of this Agreement.
                        (b)        Bonuses . The Employee shall be entitled to participate in an equitable manner with all other executive officers of the Company in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors or the Committee for executive officers.
                        (c)        Expenses . The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Company, provided that the Employee accounts for such expenses as required under such policies and procedures.
            5.         Benefits .
                        (a)        Participation in Benefit Plans . The Employee shall be entitled to participate, to the same extent as executive officers of the Company generally, in all plans of the Company relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof. In addition, the Employee shall be entitled to be considered for benefits under all of the stock and stock option related plans in which the Company's executive officers are eligible or become eligible to participate.
                        (b)        Fringe Benefits . The Employee shall be eligible to participate in, and receive benefits under, any other fringe benefit plans or perquisites which are or may become generally available to the Company's executive officers, including but not limited to supplemental retirement, deferred compensation program, supplemental medical or life insurance plans, company cars, club dues, physical examinations, financial planning and tax preparation services.
            6.        Vacations; Leave .  The Employee shall be entitled to (i) annual paid vacation in accordance with the policies established by the Board of Directors or the Committee for executive officers (but not less than four weeks), with such vacation accruing annually and available beginning after the end of a 90-day orientation period; (ii) voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors or the Committee may determine in its discretion; and (iii) six days of sick leave annually, without carryover, accruing annually beginning with the Effective Date.

            7.         Termination of Employment .
                        (a)        Involuntary Termination . The Board of Directors may terminate the Employee's employment at any time, but, except in the case of Termination for Cause, termination of employment shall not prejudice the Employee's right to compensation or other benefits under this Agreement. In the event of Involuntary Termination other than after a Change in Control which occurs during the term of this Agreement, the Company shall (i) if the Involuntary Termination occurs prior to the first anniversary of the Effective Date, pay to the Employee a lump-sum severance amount equal to one year’s Salary as in effect immediately prior to the Date of Termination, or (ii) if the Involuntary Termination occurs after the first anniversary of the Effective Date, pay to the Employee during the remaining term of this Agreement the Salary at the rate in effect immediately prior to the Date of Termination and (iii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination. Notwithstanding the foregoing, if the taxable payments under this Section 7(a) would extend over a period of time sufficient for such payments not to be considered severance payments under Section 409A (and as such considered deferred compensation), then the final payment that could be made without causing the payments to be considered deferred compensation under Section 409A shall include the present value of the remaining payments, with such present value determined using the applicable discount rate used for purposes of determining present value under Section 280G of the Code.

                        (b)        Termination for Cause . In the event of Termination for Cause, the Company shall pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, and shall have no further obligation to the Employee under this Agreement.
                        (c)        Voluntary Termination . The Employee's employment may be voluntarily terminated by the Employee at any time upon at least 90 days' written notice to the Company or such shorter period as may be agreed upon between the Employee and the Board of Directors. In the event of such voluntary termination, the Company shall be obligated to continue to pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, at the time such payments are due, and shall have no further obligation to the Employee under this Agreement.
                        (d)        Change in Control . In the event of the Employee’s Involuntary Termination within 12 months after a Change in Control, and which occurs at any time following the first anniversary of the Effective Date while the Employee is employed under this Agreement, the Company shall (i) pay to the Employee in a lump sum in cash within 25 business days after the Date of Termination an amount equal to 299% of the Employee's "base amount" as defined in Section 280G of the Code; and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.
                        (e)        Death . In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Company shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, the Salary which was not previously paid to the Employee and which he would have earned if he had continued to be employed under this Agreement through the last day of the calendar month in which the Employee died, together with the benefits provided hereunder through such date.
                        (f)         Disability . If the Employee becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Company (the "Disability Plan") or becomes otherwise unable to fulfill his duties under this Agreement, he shall be entitled to receive such group and other disability benefits, if any, as are then provided by the Company for executive employees. In the event of such disability, this Agreement shall not be suspended, except that (i) the obligation to pay the Salary to the Employee shall be reduced in accordance with the amount of disability income benefits received by the Employee, if any, pursuant to this paragraph such that, on an after-tax basis, the Employee shall realize from the sum of disability income benefits and the Salary the same amount as he would realize on an after-tax basis from the Salary if the obligation to pay the Salary were not reduced pursuant to this Section 7(f); and (ii) upon a resolution adopted by a majority of the disinterested members of the Board of Directors or the Committee, the Company may discontinue payment of the Salary beginning six months following a determination that the Employee has become entitled to benefits under the Disability Plan or otherwise unable to fulfill his duties under this Agreement.  If the Employee’s disability does not constitute a disability within the meaning of Section 409A, then payments under this Section 7(f) shall not commence until the earlier of the Employee’s death or the sixth month anniversary of the Employee’s Separation from Service, with any delayed payments being made with the first permissible payment.

                        (g)        Temporary Suspension or Prohibition . If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(l) of the FDIA, 12 U.S.C. Section 1818(e)(3) and (g)(1), the Company's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Company may in its discretion (i) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.
                        (h)        Permanent Suspension or Prohibition . If the Employee is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(4) and (g)(1), all obligations of the Company under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.
                        (i)         Default of the Savings Bank . If the Savings Bank is in default (as defined in Section 3(x)(1) of the FD]A), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

                        (j)         Termination by Regulators . All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Savings Bank: (1) by the Director of the OTS (the "Director") or his or her designee, at the time the FDIC enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA; or (2) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by any such action.
                        (k)        Reductions of Benefits . Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Employee, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Employee without causing any amount to become nondeductible pursuant to or by reason of Section 280G of the Code. The Employee shall determine the allocation of such reduction among payments and benefits to the Employee.
                        (l)         Further Reductions . Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. Section 1828(k) and FDIC regulation 12 C.F.R. Part 359, Golden Parachute and Indemnification Payments.
            8.         Notice of Termination . In the event that the Company desires to terminate the employment of the Employee during the term of this Agreement, the Company shall deliver to the Employee a written notice of termination, stating whether such termination constitutes Termination for Cause or Involuntary Termination, setting forth in reasonable detail the facts and circumstances that are the basis for the termination, and specifying the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, except in the case of Termination for Cause. In the event that the Employee determines in good faith that he has experienced an Involuntary Termination of his employment, he shall send a written notice to the Company stating the circumstances that constitute such Involuntary Termination and the date upon which his employment shall have ceased due to such Involuntary Termination. In the event that the Employee desires to effect a Voluntary Termination, he shall deliver a written notice to the Company, stating the date upon which employment shall terminate, which date shall be at least 90 days after the date upon which the notice is delivered, unless the parties agree to a date sooner.
            9.         Attorneys' Fees . The Company shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Employee as a result of (i) the Employee's contesting or disputing any termination of employment, or (ii) the Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Company (or a successor) or the Consolidated Subsidiaries under which the Employee is or may be entitled to receive benefits; provided that the Company's obligation to pay such fees and expenses is subject to the Employee's prevailing with respect to the matters in dispute in any action initiated by the Employee or the Employee's having been determined to have acted reasonably and in good faith with respect to any action initiated by the Company.
            10.       No Assignments .
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
            11.       Notice . For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the Company at its home office, to the attention of the Board of Directors with a copy to the Secretary of the Company, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Company.
            12.       Amendments . No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.
            13.       Headings . The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.
            14.       Severability . The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.
            15.       Governing Law . This Agreement shall be governed by the laws of the State of Idaho.
            16.       Arbitration . Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

            17.       Deferral of Non-Deductible Compensation . In the event that the Employee's aggregate compensation (including compensatory benefits which are deemed remuneration for purposes of Section 162(m) of the Code) from the Company and the Consolidated Subsidiaries for any calendar year exceeds the maximum amount of compensation deductible by the Company or any of the Consolidated Subsidiaries in any calendar year under Section 162(m) of the Code (the "maximum allowable amount"), then any such amount in excess of the maximum allowable amount shall be mandatorily deferred with interest thereon at 8% per annum to a calendar year such that the amount to be paid to the Employee in such calendar year, including deferred amounts and interest thereon, does not exceed the maximum allowable amount. Subject to the foregoing, deferred amounts including interest thereon shall be payable at the earliest time permissible.
            18.       Knowing and Voluntary Agreement . Employee represents and agrees that he has read this Agreement, understands its terms, and that he has the right to consult counsel of choice and has either done so or knowingly waives the right to do so. Employee also represents that he has had ample time to read and understand the Agreement before executing it and that he enters into this Agreement without duress or coercion from any source.

* * * * *

            IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

            THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:	HOME FEDERAL BANCORP, INC.

_____________________________	_____________________________

_____________________________	By: __________________________
Its: __________________________

EMPLOYEE

_____________________________
Len E. Williams

EXHIBIT 10.3

Amended Employment Agreement entered
into by Home Federal Bank with Daniel L. Stevens

AMENDED EMPLOYMENT AGREEMENT

            THIS AMENDED EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 30th  day of January, 2008 by and  includes the amendments made on December 21, 2007, between Home Federal Bank (the "Savings Bank"), and Daniel L. Stevens (the "Employee"). References to the "Company" mean Home Federal Bancorp, Inc., a Maryland corporation.

            WHEREAS, the Employee is currently serving as the Chairman of the Savings Bank;

            WHEREAS, the Employee has made and will continue to make a major contribution to the success of the Savings Bank in the position of Chairman;

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

                        (c)        The term "Date of Termination" means the date upon which the Employee experiences a Separation from Service with the Savings Bank, as specified in a notice of termination pursuant to Section 8 of this Agreement or the date a succession becomes effective under Section 10.

                        (d)        The term "Effective Date" means December 6, 2004, the original effective date of this Agreement.

                        (e)        The term "Involuntary Termination" means the Employee’s Separation From Service (i) by the Savings Bank without the Employee's express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation), if the termination of employment occurs within 30 days of any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Nampa, Idaho, or within a radius of 35 miles from the location of the Savings Bank's administrative offices as of the Effective Date, except for reasonable travel on Savings Bank business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Savings Bank-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Savings Bank; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) the failure of the Board of Directors (or a board of directors of a successor of the Savings Bank) to elect the Employee as President and Chief Executive Officer of the Savings Bank (or a successor of the Savings Bank) or any action by the Board of Directors (or a board of directors of a successor of the Savings Bank) removing the Employee from such office. The term "Involuntary Termination" does not include Termination for Cause, Separation from Service due to death or permanent disability pursuant to Section 7(f) of this Agreement, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Savings Bank's affairs under Section 8 of the Federal Deposit Insurance Act ("FDIA").

                        (f)         The term “Section 409A” shall mean Section 409A of the Code and the regulations and guidance of general applicability issued thereunder.

                        (g)        The term “Separation from Service” shall have the same meaning as in Section 409A.

                        (h)        The terms "Termination for Cause" and "Terminated for Cause" mean the Employee’s Separation from Service with the Savings Bank because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

            2.         Term . The term of this Agreement shall be a period of three years commencing on the Effective Date, subject to earlier termination as provided herein. Beginning on the first anniversary of the Effective Date, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year in addition to the then-remaining term, provided that (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors, or a committee of the Board of Directors which has been delegated authority to act on such matters by the Board of Directors ("Committee"), explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

            3.         Employment . The Employee shall be employed as the Chairman of the Savings Bank. As such, the Employee shall render all services and possess the powers as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors may prescribe from time to time. The Employee shall also render services to the Company or any subsidiary or subsidiaries of the Company or Savings Bank as requested by the Savings Bank from time to time consistent with his executive position. The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Savings Bank to the extent necessary to discharge his responsibilities hereunder. The Employee may (i) serve on charitable or civic boards or committees and, in addition, on such corporate boards as are approved in a resolution adopted by a majority of the Board of Directors or the Committee, which approval shall not be withheld unreasonably and (ii) manage personal investments, so long as such activities do not interfere materially with performance of his responsibilities hereunder.

            4.         Cash Compensation .

                        (a)        Salary . The Savings Bank agrees to pay the Employee during the term of this Agreement a base salary (the "Salary") in the annualized amount of $203,400. The Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding. The amount of the Employee's Salary shall be increased but shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the Committee or the board of directors or the appropriate committee of the Savings Bank after the Effective Date. The amount of the Salary shall be reviewed by the Board of Directors or the Committee at least annually during the term of this Agreement.

                        (b)        Bonuses . The Employee shall be entitled to participate in an equitable manner with all other executive officers of the Savings Bank in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors or the Committee for executive officers.

                        (c)        Expenses . The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Savings Bank, provided that the Employee accounts for such expenses as required under such policies and procedures.

            5.         Benefits .

                        (a)        Participation in Benefit Plans . The Employee shall be entitled to participate, to the same extent as executive officers of the Savings Bank generally, in all plans of the Savings Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof. In addition, the Employee shall be entitled to be considered for benefits under all of the stock and stock option related plans in which the Savings Bank's executive officers are eligible or become eligible to participate.

                        (b)        Fringe Benefits . The Employee shall be eligible to participate in, and receive benefits under, any other fringe benefit plans or perquisites which are or may become generally available to the Savings Bank's executive officers, including but not limited to supplemental retirement, deferred compensation program, supplemental medical or life insurance plans, company cars, club dues, physical examinations, financial planning and tax preparation services.

            6.         Vacations; Leave . The Employee shall be entitled (i) to annual paid vacation in accordance with the policies established by the Board of Directors or the Committee for executive officers, and (ii) to voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors or the Committee may determine in its discretion.

             7.         Termination of Employment .

                        (a)        Involuntary Termination . The Board of Directors may terminate the Employee's employment at any time, but, except in the case of Termination for Cause, termination of employment shall not prejudice the Employee's right to compensation or other benefits under this Agreement. In the event of Involuntary Termination other than after a Change in Control which occurs during the term of this Agreement, the Savings Bank shall (i) if the Involuntary Termination occurs prior to the first anniversary of the Effective Date, pay to the Employee a lump-sum severance amount equal to one year’s Salary as in effect immediately prior to the Date of Termination, or (ii) if the Involuntary Termination occurs after the first anniversary of the Effective Date, pay to the Employee during the remaining term of this Agreement the Salary at the rate in effect immediately prior to the Date of Termination and (iii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.  Notwithstanding the foregoing, if the taxable payments under this Section 7(a) would extend over a period of time sufficient for such payments not to be considered severance payments under Section 409A (and as such considered deferred compensation), then the final payment that could be made without causing the payments to be considered deferred compensation under Section 409A shall include the present value of the remaining payments, with such present value determined using the applicable discount rate used for purposes of determining present value under Section 280G of the Code.

                        (b)        Termination for Cause . In the event of Termination for Cause, the Savings Bank shall pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, and shall have no further obligation to the Employee under this Agreement.

                        (c)        Voluntary Termination . The Employee's employment may be voluntarily terminated by the Employee at any time upon at least 90 days' written notice to the Savings Bank or such shorter period as may be agreed upon between the Employee and the Board of Directors. In the event of such voluntary termination, the Savings Bank shall be obligated to continue to pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, at the time such payments are due, and shall have no further obligation to the Employee under this Agreement.

                        (d)        Change in Control . In the event of the Employee’s Involuntary Termination within 12 months after a Change in Control which occurs at any time following the first anniversary of the Effective Date while the Employee is employed under this Agreement, the Savings Bank shall (i) pay to the Employee in a lump sum in cash within 25 business days after the Date of Termination an amount equal to 299% of the Employee's "base amount" as defined in Section 280G of the Code; and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination; provided, however, that no payment shall be made under this Section 7(d) that would cause the Savings Bank to be "undercapitalized" for purposes of 12 C.F.R. 565.4 or any successor provision.

                        (e)        Death . In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Savings Bank shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, the Salary which was not previously paid to the Employee and which he would have earned if he had continued to be employed under this Agreement through the last day of the calendar month in which the Employee died, together with the benefits provided hereunder through such date.

                        (f)         Disability . If the Employee becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Savings Bank (the "Disability Plan") or becomes otherwise unable to fulfill his duties under this Agreement, he shall be entitled to receive such group and other disability benefits, if any, as are then provided by the Savings Bank for executive employees. In the event of such disability, this Agreement shall not be suspended, except that (i) the obligation to pay the Salary to the Employee shall be reduced in accordance with the amount of disability income benefits received by the Employee, if any, pursuant to this paragraph such that, on an after-tax basis, the Employee shall realize from the sum of disability income benefits and the Salary the same amount as he would realize on an after-tax basis from the Salary if the obligation to pay the Salary were not reduced pursuant to this Section 7(f); and (ii) upon a resolution adopted by a majority of the disinterested members of the Board of Directors or the Committee, the Savings Bank may discontinue payment of the Salary beginning six months following a determination that the Employee has become entitled to benefits under the Disability Plan or otherwise unable to fulfill his duties under this Agreement. If the Employee’s disability does not constitute a disability within the meaning of Section 409A, then payments under this Section 7(f) shall not commence until the earlier of the Employee’s death or the sixth month anniversary of the Employee’s Separation from Service, with any delayed payments being made with the first permissible payment.

                        (g)        Temporary Suspension or Prohibition . If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(3) and (g)(1), the Savings Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Savings Bank may in its discretion (i) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

                        (h)        Permanent Suspension or Prohibition . If the Employee is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(4) and (g)(1), all obligations of the Savings Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

                        (i)         Default of the Savings Bank . If the Savings Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

                        (j)         Termination by Regulators . All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Savings Bank: (1) by the Director of the OTS (the "Director") or his or her designee, at the time the FDIC enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA; or (2) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by any such action.

                        (k)        Reductions of Benefits . Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Employee, would cause any amount to be nondeductible by the Savings Bank or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Employee without causing any amount to become nondeductible pursuant to or by reason of Section 280G of the Code. The Employee shall determine the allocation of such reduction among payments and benefits to the Employee.

                        (l)         Further Reductions . Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. Section 1828(k) and FDIC regulation 12 C.F.R. Part 359, Golden Parachute and Indemnification Payments.

            8.         Notice of Termination . In the event that the Savings Bank desires to terminate the employment of the Employee during the term of this Agreement, the Savings Bank shall deliver to the Employee a written notice of termination, stating whether such termination constitutes Termination for Cause or Involuntary Termination, setting forth in reasonable detail the facts and circumstances that are the basis for the termination, and specifying the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, except in the case of Termination for Cause. In the event that the Employee determines in good faith that he has experienced an Involuntary Termination of his employment, he shall send a written notice to the Savings Bank stating the circumstances that constitute such Involuntary Termination and the date upon which his employment shall have ceased due to such Involuntary Termination. In the event that the Employee desires to effect a Voluntary Termination, he shall deliver a written notice to the Savings Bank, stating the date upon which employment shall terminate, which date shall be at least 90 days after the date upon which the notice is delivered, unless the parties agree to a date sooner.

            9.         Attorneys' Fees . The Savings Bank shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Employee as a result of (i) the Employee's contesting or disputing any termination of employment, or (ii) the Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Savings Bank (or a successor) or the Consolidated Subsidiaries under which the Employee is or may be entitled to receive benefits; provided that the Savings Bank's obligation to pay such fees and expenses is subject to the Employee's prevailing with respect to the matters in dispute in any action initiated by the Employee or the Employee's having been determined to have acted reasonably and in good faith with respect to any action initiated by the Savings Bank.

            10.       No Assignments .

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

            11.       Notice . For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the Savings Bank at its home office, to the attention of the Board of Directors with a copy to the Secretary of the Savings Bank, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Savings Bank.

            12.       Amendments . No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

            13.       Headings . The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

            14.       Severability . The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

            15.       Governing Law . This Agreement shall be governed by the laws of the State of Idaho.

            16.       Arbitration . Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

            17.       Deferral of Non-Deductible Compensation . In the event that the Employee's aggregate compensation (including compensatory benefits which are deemed remuneration for purposes of Section 162(m) of the Code) from the Savings Bank and the Consolidated Subsidiaries for any calendar year exceeds the maximum amount of compensation deductible by the Savings Bank or any of the Consolidated Subsidiaries in any calendar year under Section 162(m) of the Code (the "maximum allowable amount"), then any such amount in excess of the maximum allowable amount shall be mandatorily deferred with interest thereon at 8% per annum to a calendar year such that the amount to be paid to the Employee in such calendar year, including deferred amounts and interest thereon, does not exceed the maximum allowable amount. Subject to the foregoing, deferred amounts including interest thereon shall be payable at the earliest time permissible.

            18.       Knowing and Voluntary Agreement . Employee represents and agrees that he has read this Agreement, understands its terms, and that he has the right to consult counsel of choice and has either done so or knowingly waives the right to do so. Employee also represents that he has had ample time to read and understand the Agreement before executing it and that he enters into this Agreement without duress or coercion from any source.

* * * * *

            IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

            THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:	HOME FEDERAL BANCORP, INC.

_____________________________	_____________________________

_____________________________	By: __________________________
Its: __________________________

EMPLOYEE

_____________________________
Daniel L. Stevens

EXHIBIT 10.4

Amended Employment Agreement entered
into by Home Federal Bancorp, Inc. with Daniel L. Stevens

AMENDED EMPLOYMENT AGREEMENT

THIS AMENDED EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 30th day of January, 2008 by and includes the amendments made on December 21, 2007 between Home Federal Bancorp, Inc., a Maryland corporation (the "Company"), and Daniel L. Stevens (the "Employee"). References to the "Savings Bank" mean Home Federal Bank.

WHEREAS, the Employee is currently serving as the Chairman of the Company;

WHEREAS, the Employee has made and will continue to make a major contribution to the success of the Company in the position of Chairman;

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

(c)           The term "Date of Termination" means the date upon which the Employee experiences a Separation from Service from the Company, as specified in a notice of termination pursuant to Section 8 of this Agreement or the date a succession becomes effective under Section 10.

(d)           The term "Effective Date" means December 6, 2004, the original effective date of this Agreement.

(e)           The term "Involuntary Termination" means the Employee’s Separation from Service (i) by the Company without the Employee's express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation), if the termination of employment occurs within 30 days of any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Nampa, Idaho, or within a radius of 35 miles from the location of the Company's administrative offices as of the Effective Date, except for reasonable travel on Company business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Company-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Company; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) any action by the Board of Directors (or a board of directors of a successor of the Company) removing the Employee from office. The term "Involuntary Termination" does not include Termination for Cause, termination of employment due to death or permanent disability pursuant to Section 7(f) of this Agreement, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Savings Bank's affairs under Section 8 of the Federal Deposit Insurance Act ("FDIA").

                 (f)           The term “Section 409A” shall mean Section 409A of the Code and the regulations and guidance of general applicability issued thereunder.

(g)           The term “Separation from Service” shall have the same meaning as in Section 409A.

                               (h)    The terms “Termination for Cause” and “Terminated for Cause” mean the Employee’s Separation from Service with  the Savings Bank because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

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

3.           Employment. The Employee shall be employed as the Chairman of the Company. As such, the Employee shall render all services and possess the powers as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors may prescribe from time to time. The Employee shall also render services to the Company or any subsidiary or subsidiaries of the Company or Savings Bank as requested by the Company from time to time consistent with his executive position. The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Company to the extent necessary to discharge his responsibilities hereunder. The Employee may (i) serve on charitable or civic boards or committees and, in addition, on such corporate boards as are approved in a resolution adopted by a majority of the Board of Directors or the Committee, which approval shall not be withheld unreasonably and (ii) manage personal investments, so long as such activities do not interfere materially with performance of his responsibilities hereunder.

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

6.           Termination of Employment.

(a)           Involuntary Termination. The Board of Directors may terminate the Employee's employment at any time, but, except in the case of Termination for Cause, termination of employment shall not prejudice the Employee's right to compensation or other benefits under this Agreement. ]n the event of Involuntary Termination other than after a Change in Control which occurs during the term of this Agreement, the Company shall (i) if the Involuntary Termination occurs prior to the first anniversary of the Effective Date, pay to the

Employee a lump-sum severance amount equal to one year’s Salary as in effect immediately prior to the Date of Termination, or (ii) if the Involuntary Termination occurs after the first anniversary of the Effective Date, pay to the Employee during the remaining term of this Agreement the Salary at the rate in effect immediately prior to the Date of Termination and (iii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination. Notwithstanding the foregoing, if the taxable payments under this Section 7(a) would extend over a period of time sufficient for such payments not to be considered severance payments under Section 409A (and as such considered deferred compensation), then the final payment that could be made without causing the payments to be considered deferred compensation under Section 409A shall include the present value of the remaining payments, with such present value determined using the applicable discount rate used for purposes of determining present value under Section 280G of the Code.

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

(d)           Change in Control. In the event of the Employee’s Involuntary Termination within 12 months after a Change in Control and which occurs at any time following the first anniversary of the Effective Date while the Employee is employed under this Agreement, the Company shall (i) pay to the Employee in a lump sum in cash within 25 business days after the Date of Termination an amount equal to 299% of the Employee's "base amount" as defined in Section 280G of the Code; and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.

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

(f)           Disability. If the Employee becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Company (the "Disability Plan") or becomes otherwise unable to fulfill his duties under this Agreement, he shall be entitled to receive such group and other disability benefits, if any, as are then provided by the Company for executive employees. In the event of such disability, this Agreement shall not be suspended, except that (i) the obligation to pay the Salary to the Employee shall be reduced in accordance with the amount of disability income benefits received by the Employee, if any, pursuant to this paragraph such that, on an after-tax basis, the Employee shall realize from the sum of disability income benefits and the Salary the same amount as he would realize on an after-tax basis from the Salary if the obligation to pay the Salary were not reduced pursuant to this Section 7(f); and (ii) upon a resolution adopted by a majority of the disinterested members of the Board of Directors or the Committee, the Company may discontinue payment of the Salary beginning six months following a determination that the Employee has become entitled to benefits under the Disability Plan or otherwise unable to fulfill his duties under this Agreement. If the Employee’s disability does not constitute a disability within the meaning of Section 409A, then payments under this Section 7(f) shall not commence until the earlier of the Employee’s death or the sixth month anniversary of the Employee’s Separation from Service, with any delayed payments being made with the first permissible payment.

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

* * * * *

IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:	HOME FEDERAL BANCORP, INC.

_____________________________	_____________________________

_____________________________	By: __________________________
Its: __________________________

EMPLOYEE

_____________________________
Daniel L. Stevens

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  May 9, 2008                                                                /s/ Len E. Williams
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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  May 9, 2008                                                                /s/ Robert A. Schoelkoph
Robert A. Schoelkoph
Senior Vice President and
Chief Financial Officer

EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer of Home Federal Bancorp, Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Len E. Williams	/s/Robert A. Schoelkoph
Len E. Williams	Robert A. Schoelkoph
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Dated: May 9, 2008