Form 10-Q
period 2008-06-30
Home Federal Bancorp, Inc.
filed 2008-08-05
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 17,348,229 shares outstanding as of August 1, 2008.

HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1  - FINANCIAL INFORMATION

Item 1 - Financial Statements
                               Page
Consolidated Balance Sheets as of
June 30, 2008 and September 30, 2007                                                                                                                                                                                                    1
Consolidated Statements of Income for the Three and Nine Months
ended June 30, 2008 and 2007                                                                                                                                                                                                                  2
Consolidated Statements of Changes in Stockholders’ Equity and
Comprehensive Income for the Nine Months
ended June 30, 2008 and for the Year Ended September 30, 2007	3
Consolidated Statements of Cash Flows for the Nine Months
ended June 30, 2008 and 2007	5
Selected Notes to Interim Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations                                                                                                                                                                                                                              11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                               24

Item 4 - Controls and Procedures                                                                                                                                                                                                                                              25

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings                                                                                                                                                                                                                                                         26

 Item 1A - Risk Factors                                                                                                                                                                                                                                                                26

 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                                               26

 Item 3 - Defaults upon Senior Securities                                                                                                                                                                                                                                  27

 Item 4 - Submission of Matters to a Vote of Security Holders                                                                                                                                                                                             27

 Item 5 - Other Information                                                                                                                                                                                                                                                          27

 Item 6 - Exhibits                                                                                                                                                                                                                                                                            28

SIGNATURES                                                                                                                                                                                                                                                                               29

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	June 30, 2008	September 30, 2007
ASSETS
Cash and amounts due from depository institutions	$ 25,187	$ 20,588
Certificate of deposit in correspondent bank	5,000	--
Mortgage-backed securities available for sale, at fair value	194,753	162,258
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $3,801
and $2,988	468,343	480,118
Loans held for sale	3,971	4,904
Accrued interest receivable	2,799	2,804
Property and equipment, net	14,356	12,364
Mortgage servicing rights, net	1,840	2,047
Bank owned life insurance	11,482	11,168
Real estate and property owned	707	549
Deferred income tax asset, net	1,765	1,245
Other assets	2,154	2,318
TOTAL ASSETS	$741,948	$709,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts:
Noninterest-bearing demand deposits	$ 35,258	$ 38,643
Interest-bearing demand deposits	140,401	127,659
Savings deposits	26,409	23,116
Certificates of deposit	180,274	215,191
Total deposit accounts	382,342	404,609
Advances by borrowers for taxes and insurance	657	1,605
Interest payable	580	731
Deferred compensation	5,028	4,515
FHLB advances	145,582	180,730
Other liabilities	4,227	5,127
Total liabilities	538,416	597,317

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized,
issued and outstanding, none	--	--
Common stock, $.01 par value; 90,000,000 authorized,
issued and outstanding:	173	152
June 30, 2008 – 17,386,517 issued, 17,348,229 outstanding
Sept. 30, 2007 – 15,278,803 issued, 15,232,243 outstanding
Additional paid-in capital	157,089	59,613
Retained earnings	59,707	58,795
Unearned shares issued to employee stock ownership plan (“ESOP”)	(11,329)	(3,698)
Accumulated other comprehensive loss	(2,108)	(2,225)
Total stockholders’ equity	203,532	112,637
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$741,948	$709,954

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Interest and dividend income:
Loan interest	$ 7,544	$ 8,334	$23,390	$25,331
Investment interest	117	179	891	223
Mortgage-backed security interest	2,372	2,123	6,463	6,673
FHLB dividends	60	14	110	33
Total interest and dividend income	10,093	10,650	30,854	32,260

Interest expense:
Deposits	2,429	3,131	8,515	9,146
FHLB advances	1,752	2,207	5,594	6,942
Total interest expense	4,181	5,338	14,109	16,088
Net interest income	5,912	5,312	16,745	16,172

Provision for loan losses	652	-	1,317	71
Net interest income after provision for loan losses	5,260	5,312	15,428	16,101

Noninterest income:
Service charges and fees	2,396	2,318	6,731	6,979
Gain on sale of loans	213	491	560	1,168
Increase in cash surrender value of bank owned life insurance	106	102	314	301
Loan servicing fees	116	134	369	420
Mortgage servicing rights, net	(63)	(48)	(206)	(223)
Other	(33)	18	75	39
Total noninterest income	2,735	3,015	7,843	8,684

Noninterest expense:
Compensation and benefits	3,840	3,498	11,592	11,363
Occupancy and equipment	771	716	2,242	2,145
Data processing	615	548	1,668	1,549
Advertising	241	362	786	940
Postage and supplies	147	167	468	487
Professional services	130	209	533	620
Insurance and taxes	158	114	383	323
Other	272	213	809	765
Total noninterest expense	6,174	5,827	18,481	18,192

Income before income taxes	1,821	2,500	4,790	6,593
Income tax expense	702	934	1,779	2,517
NET INCOME	$ 1,119	$ 1,566	$ 3,011	$ 4,076

Earnings per share:
Basic	$ 0.07	$ 0.09(1)	$ 0.19(1)	$ 0.25(1)
Diluted	0.07	0.09(1)	0.19(1)	0.24(1)
Weighted average number of shares outstanding:
Basic	16,007,599	16,615,053(1)	16,237,911(1)	16,579,847(1)
Diluted	16,043,435	16,716,164(1)	16,255,548(1)	16,717,563(1)

Dividends declared per share:	$0.055	$0.048(1)	$0.158(1)	$0.145(1)

(1) Earnings per share, average shares outstanding, and dividends per share have been adjusted to reflect the impact of the second-step conversion and reorganization (“Conversion”) of Home Federal Bancorp, Inc. (“Company”), which occurred on December 19, 2007.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data) (Unaudited)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at Sept. 30, 2006	15,169,114	$152	$ 57,222	$ 54,805	$ (4,134)	$ (176)	$107,869

Restricted stock issued, net of forfeitures	(6,924) )						--
ESOP shares committed to be released			357		436		793
Exercise of stock options	70,053		854				854
Share-based compensation			1,036				1,036
Excess tax benefits from equity compensation plans			144				144
Dividends paid ($0.190 per share) (1) (2)				(1,281)			(1,281)
Comprehensive income:
Net income				5,271			5,271
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						(100)	(100)
Change in unrealized holding loss resulting from transfer of securities from held to maturity to available for sale, net of taxes						(1,949)	(1,949)
Comprehensive income:							3,222
Balance at Sept. 30, 2007	15,232,243 3	152	59,613	58,795	(3,698)	(2,225)	112,637

Second Step Conversion(3)	2,073,619	21	96,425		(8,160)		88,286
Dissolution of Mutual Holding Company			50				50
Restricted stock issued, net of forfeitures	13,502						-
ESOP shares committed to be released			(106)		529		423
Exercise of stock options	28,865		328				328
Share-based compensation			779				779
Dividends paid ($0.158) per share) (1) (2)				(2,099)			(2,099)
Comprehensive income:
Net income				3,011			3,011
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						117	117
Comprehensive income:							3,128
Balance at June 30, 2008	17,348,229	$173	$157,089	$ 59,707	$(11,329)	$ (2,108)	$203,532

(continues on next page)

(1) Home Federal MHC waived its receipt of dividends on the 8,979,246 shares that it owned.
(2) Dividends per share have been adjusted to reflect the impact of the Conversion of the Company, which occurred on December 19, 2007.
(3) The total effect on equity accounts from the Conversion has changed from the December 31, 2007 reported numbers due to adjustments such as true-up of total new shares issued in relation to conversion once total affect of fractional shares was known, payment of additional expenses related to conversion, etc.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Nine Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,011	$ 4,076
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,247	1,294
Net accretion of premiums and discounts on investments	(18)	(49)
Loss (Gain) on sale of fixed assets and repossessed assets	119	(3)
Gain on sale of mortgage-backed securities	-	(4)
ESOP shares committed to be released	423	618
Equity compensation expense	779	783
Provision for loan losses	1,317	71
Accrued deferred compensation expense, net	513	543
Net deferred loan fees	54	139
Deferred income tax benefit	(598)	(357)
Net gain on sale of loans	(560)	(1,168)
Proceeds from sale of loans held for sale	38,579	78,989
Originations of loans held for sale	(37,193)	(78,303)
Net decrease in value of mortgage servicing rights	207	223
Net increase in value of bank owned life insurance	(314)	(301)
Change in assets and liabilities:
Interest receivable	5	145
Other assets	158	(837)
Interest payable	(151)	(198)
Other liabilities	(903)	(553)
Net cash provided by operating activities	6,675	5,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	-	13,094
Proceeds from maturity of mortgage-backed securities available for sale	23,976	12,264
Purchases of mortgage-backed securities available for sale	(56,257)	(2,102)
Investment in certificate of deposit	(5,000)
Purchases of property and equipment	(3,218)	(672)
Net decrease in loans	9,720	11,337
Proceeds from sale of fixed assets and repossessed assets	501	9
Net cash (used) provided by investing activities	(30,278)	33,930

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(22,267)	(11,583)
Net decrease in advances by borrowers for taxes and insurance	(948)	(1,212)
Proceeds from FHLB advances	59,715	143,835
Repayment of FHLB advances	(94,863)	(165,330)
Net proceeds from stock issuance and exchange pursuant to second step conversion	88,336	-
Proceeds from exercise of stock options	328	854
Excess tax benefit from equity compensation plans	-	58
Dividends paid	(2,099)	(959)
Net cash provided (used) by financing activities	28,202	(34,337)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,599	4,701
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,588	18,385
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 25,187	$ 23,086

(continues on next page)

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Nine Months Ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,259	$ 16,286
Income taxes	2,610	2,825

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	1,137	153
Fair value adjustment to securities available for sale, net of taxes	117	(3,301)
Transfer of securities from held to maturity to available for sale	-	171,688
Fair value adjustment to securities available for sale, net of taxes as a result of transferring securities from held to maturity to available for sale	-	(1,949)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”).  The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and are unaudited.  All significant intercompany transactions and balances have been eliminated.  In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and nine month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

The Company was formed as the new stock holding company for the Bank in connection with the Bank’s Conversion from the mutual holding company structure to the stock holding company structure, which was completed on December 19, 2007.  Prior to the completion of the Conversion, the Bank was the subsidiary of Home Federal Bancorp, Inc., a federally-chartered stock mid-tier holding company (“Mid-Tier”), and the Mid-Tier was a subsidiary of Home Federal MHC, a federally-chartered mutual holding company.  The Bank formed the mutual holding company structure in December 2004.  As a result of the Conversion, Home Federal MHC and the Mid-Tier ceased to exist and were replaced by the Company as the successor to the Mid-Tier.  See Note 3 below for additional information regarding the Conversion.

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

Note 2 - Critical Accounting Estimates and Related Accounting Policies

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

Allowance for loan losses. The procedures for assessing the adequacy of the allowance for loan losses reflect  evaluation of credit risk after careful consideration and interpretation of relevant information. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable, incurred losses inherent in the loan portfolio at the balance sheet dates presented. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

Mortgage servicing rights. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speed assumptions.  The Company performs a quarterly review of mortgage servicing rights to assess changes in value.  This review may include an independent appraisal by an outside party of the fair value of the mortgage servicing rights.

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

Note 3 –Conversion and Reorganization

The Company is a Maryland corporation that was formed as the new stock holding company for Home Federal Bank in connection with the Conversion, which was completed on December 19, 2007.

As part of the Conversion, a total of 9,384,000 new shares of the Company were sold at $10 per share in subscription, community and syndicated community offerings through which the Company received proceeds of approximately $88.3 million, net of offering costs of approximately $5.4 million. The Company contributed $48.3 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $8.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 816,000 shares of the Company’s common stock at $10 per share. As part of the Conversion, shares of outstanding common stock of the Mid-Tier were exchanged for 1.136 shares of the Company’s common stock. No fractional shares were issued. Instead, cash was paid to stockholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 852,865 outstanding shares of the Company for a total of 17,325,901 outstanding shares as of the closing of the Conversion on December 19, 2007, after giving effect to the redemption of fractional shares.

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

As of October 1, 2007, and June 30, 2008, the Company did not believe that it had any uncertain tax positions that would rise to the level of having a material effect on its financial statements.  In addition, the Company had no accrued interest or penalties as of October 1, 2007 or June 30, 2008.  It is the Company’s policy to record interest and penalties as a component of income tax expense.  The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

Note 5 - Earnings Per Share

Earnings per share (“EPS”) is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company’s net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income by the diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents arise from assumed conversion of outstanding stock options awarded under the Company’s Stock Option and Incentive Plan (“SOP”) and from assumed vesting of shares awarded but not released under the Company’s Recognition and Retention Plan (“RRP”) plan.  ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.  The decrease in weighted-average common shares outstanding for EPS purposes for the three and nine month periods ended June 30, 2008 is primarily attributable to the 816,000 shares that were acquired for the ESOP in connection with the Conversion.

The following table presents the computation of basic and diluted EPS for the periods indicated:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Basic EPS:
Net income	$1,119	$1,566	$3,011	$4,076
Weighted-average common shares outstanding	16,007,599	16,615,053	16,237,911	16,579,847
Basic EPS	$ 0.07	$ 0.09	$ 0.19	$ 0.25

Diluted EPS:
Net income	$1,119	$1,566	$3,011	$4,076
Weighted-average common shares outstanding	16,007,599	16,615,053	16,237,911	16,579,847
Net effect of dilutive SOP awards	2,986	52,908	-	85,367
Net effect of dilutive RRP awards	32,850	48,203	17,637	52,349
Weighted-average common shares outstanding and common stock equivalents	16,043,435	16,716,164	16,255,548	16,717,563
Diluted EPS	$ 0.07	$ 0.09	$ 0.19	$ 0.24

Note 6 - Mortgage-Backed Securities

Mortgage-backed securities available for sale consisted of the following:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Issued by U.S. Government sponsored enterprises	$194,861	$588	$(3,997)	$191,452
Other	3,405	-- -	(104)	3,301
Total	$198,266	$588	$(4,101)	$194,753

	September 30, 2007

Issued by U.S. Government sponsored enterprises	$162,503	$191	$(3,823)	$158,871
Other	3,464	-- -	(77)	3,387
Total	$165,967	$191	$(3,900)	$162,258

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2008 were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Mortgage-backed
securities, available
for sale	$129,250	$(3,199)	$18,036	$(902)	$147,286	$(4,101)

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

As of June 30, 2008, the Bank had pledged mortgage-backed securities with an amortized cost of $83.1 million and a fair value of $80.8 million as collateral for FHLB advances.  Mortgage-backed securities with an amortized cost of $6.0 million and a fair value of $5.8 million at June 30, 2008, were pledged to the Federal Reserve Bank as collateral for treasury tax and loan funds held by the Bank and for borrowings from the discount window.  The Company has also pledged a mortgage-backed security with an amortized cost of $2.0 million and a fair value of $1.9 million as collateral for a $1.5 million revolving line of credit from the Bank.  As of June 30, 2008, there was no balance owed on the line of credit or through the Federal Reserve Bank discount window.

Note 7 - Loans Receivable

Loans receivable are summarized as follows:

	June 30, 2008		September 30, 2007
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Real Estate:
One- to four-family residential	$217,517	45.98%	$249,545	51.55%
Multi-family residential	8,514	1.80	6,864	1.42
Commercial	152,071	32.14	133,823	27.64
Total real estate	378,102	79.92	390,232	80.61

Real Estate Construction:
One- to four-family residential	16,794	3.55	20,545	4.24
Multi-family residential	920	0.19	1,770	0.36
Commercial	4,958	1.05	13,691	2.83
Acquisition and land development	12,270	2.59	8,208	1.69
Total real estate construction	34,942	7.38	44,214	9.12

Consumer:
Home equity	51,912	10.97	42,990	8.88
Automobile	2,063	0.44	2,173	0.45
Other consumer	1,396	0.30	1,405	0.29
Total consumer	55,371	11.71	46,568	9.62

Commercial business	4,705	0.99	3,122	0.65
	473,120	100.00%	484,136	100.00%
Less:
Deferred loan fees	(976)		(1,030)
Allowance for loan losses	(3,801)		(2,988)
Loans receivable, net	$468,343		$480,118

Note 8 – Mortgage Servicing Rights

Mortgage servicing rights represent the fair value of the future loan servicing fees from the right to service loans for others.  The unpaid principal balances of loans serviced at June 30, 2008, and September 30, 2007, were $173.0 million and $191.6 million, respectively.  Loans serviced for others are not included in the Consolidated Balance Sheets.  In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of the mortgage servicing asset declines.  Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases as a result of slower rates of prepayments.  The Company does not use derivatives to hedge fluctuations in the fair value of the servicing rights.

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

The following table lists the classes of servicing rights and the activities in the balance of each class for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
Servicing Right Classes	2008	2007	2008	2007
	(in thousands)
One- to four-family residential loans:
Beginning Balance	$1,894	$2,298	$2,033	$2,468
Additions for new mortgage servicing rights capitalized	-- -	42	-- -	45
Adjustments to fair value	(61) )	(87)	(200)	(260)
Ending Balance	$1,833	$2,253	$1,833	$2,253

Commercial real estate loans:
Beginning Balance	$ 9	$ 19	$ 14	$ 24
Adjustments to fair value	(2)	(3)	(7)	(8)
Ending Balance	$ 7	$ 16	$ 7	$ 16

The amount of contractually specified servicing fees for one- to four-family residential loans for the three and nine months ended June 30, 2008 were $116,000 and $369,000, respectively.  The servicing fees for one- to four-family residential loans are recorded in “Loan Servicing Fees” on the Consolidated Statements of Income.  The amount of contractually specified servicing fees for commercial real estate loans as well as late fees and other ancillary fees earned for the periods indicated were immaterial in amount.

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

These forward-looking statements are subject to significant risks and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements as a result of, among others, the following factors:

•	general economic conditions, including real estate values, either nationally or in the Company’s market area, that are worse than expected;
•	changes in the interest rate environment that reduce the Company’s interest margins or reduce the fair value of financial instruments;
•	the credit risk of lending activities, including risks related to construction and development lending and commercial and small business banking;
•	changes in the level and trend of loan delinquencies and write-offs;
•	results of examinations by banking regulators;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	changes in the value of mortgage servicing rights;
•	legislative or regulatory changes that adversely affect the Company’s business;
•	adverse changes in the securities markets; and
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Background and Overview

The Company is the successor to Home Federal MHC and the Mid-Tier in connection with the Conversion, which was completed on December 19, 2007.

On May 11, 2007, the Boards of Directors of the Company, Home Federal MHC and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the Bank reorganized from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, shares of outstanding common stock of the Mid-Tier were exchanged for 1.136 shares of the Company’s common stock. Cash was paid in lieu of fractional shares.  The exchange ratio was designed to preserve the aggregate percentage ownership interest of the existing public shareholders of Mid-Tier following the sale of up to 10,200,000 shares of the Company’s common stock to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans and to members of the general public. The Conversion was approved by the Bank’s depositors, the Company’s stockholders (including the approval of a majority of the shares held by persons other than Home Federal MHC) and regulatory agencies.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “HOME” and is included in the America’s Community Bankers NASDAQ Index.

The Bank was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936.  On December 6, 2004, the Bank reorganized into the two-tiered mutual holding company form of organization. In connection with that transaction, the Mid-Tier sold 40.00% of its outstanding shares of common stock (6,083,500 shares) to the public and issued 59.04% of its outstanding shares of common stock (8,979,246 shares) to Home Federal MHC, the mutual holding company parent of the Mid-Tier.  In connection with that transaction, the Mid-Tier also established and capitalized the Home Federal Foundation (“Foundation”) for the purpose of supporting charitable organizations and activities that enhance the quality of life for residents within the Bank’s market area. The Foundation was capitalized with a $1.8 million one-time contribution, which consisted of 146,004 shares of its common stock and $365,010 in cash. Lastly, the Bank converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank and became the wholly owned subsidiary of the Mid-Tier.

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area.  The Bank’s primary business is attracting deposits from the general public and using these funds to originate loans.  The Bank emphasizes the origination of commercial business loans, commercial real estate loans, construction and residential development loans, consumer loans and loans secured by first mortgages on owner-occupied residential real estate.  As a result of a comprehensive and continuing review of its strategic business plan, the Company continues to expand its commercial and small business banking programs, including a variety of loan and deposit products.

The Bank serves the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore and Gem counties, through its 15 full-service banking offices and one loan center.  Nearly 40% of the state’s population lives and works in the four counties served by Home Federal Bank.  Ada County has the largest population and includes the city of Boise, the state capital.  Home Federal Bank maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with five branches, including the Company’s corporate headquarters in Nampa.  The two remaining branches are located in Elmore and Gem Counties.

The local economy is primarily urban with the city of Boise being the most populous of the markets that the Bank serves, followed by Nampa, the state’s second largest city.  The area has experienced a slowdown in the residential housing market similar to the United States as a whole.  Housing prices have declined recently, although not as significantly as the nation as a whole, and single-family housing permits have decreased from prior year levels.  The regional economy is well diversified with government, healthcare, manufacturing, service, high technology, call centers and construction providing sources of employment.  In addition, agriculture and related industries continue to be key components of the economy in southwestern Idaho.  Generally, sources of employment are concentrated in Ada and Canyon counties and include the headquarters of Micron Technology and J.R. Simplot Company.  Other major employers include Hewlett-Packard, Supervalu, two regional medical centers and Idaho state government agencies.  The city of Boise is also home to Boise State University, the state’s largest and fastest growing university. While Idaho’s unemployment rate was significantly below the national unemployment rate at June 30, 2008, the state’s unemployment rate has been steadily increasing in 2008 to 3.80% in June 2008 compared to 2.70% in December 2007. Additionally, Hewlett-Packard announced in June 2008 that it will consolidate its worldwide Imaging & Printing Group from five to three global business units. The Boise facility for Hewlett-Packard focuses on research, development and marketing of printers, ink and related printing and image-making goods and services and the impact of the reorganization on employees in Boise has not been determined.

The following items summarize the financial performance of the Company and the key strategic initiatives undertaken by management during the Company’s fiscal third quarter of 2008:

▪	Net income fell to $1.1 million, or $0.07 per diluted share, compared to $1.6 million, or $0.09 per diluted share, for the same period a year ago;
▪	Revenues increased 5% compared to the third quarter of 2007 as the net interest margin increased 27 basis points to 3.29% from 3.02%;
▪	Nonperforming assets increased to 0.56% of assets at June 30, 2008, compared to 0.07% at June 30, 2007;
▪	Net loans receivable declined $8.8 million as the Bank’s loan portfolios secured by one- to- four family residences continue to decline, falling $11.5 million during the quarter;
▪	Deposits decreased $13.8 million during the third quarter as high interest rates offered by competitors drew certificates of deposit from the Bank;
▪	The efficiency ratio increased compared to the third quarter of fiscal 2007 as increases in expenses outweighed higher revenues in 2008;
▪
In order to improve credit risk management, the credit administration and workout teams were realigned to report directly to the President and Chief Executive Officer and a Chief Credit Officer was appointed;

▪	Additional steps were taken to build strong commercial and small business lending programs by acquiring key management personnel to lead the development of those programs;
▪	In order to become more efficient, lower costs and improve customer service in the bank’s consumer line of business, the residential and consumer lending teams were reorganized;
▪	Construction began on a new banking office in Boise, Idaho, which is expected to open in October 2008; and,
▪	The Bank maintained its very strong capital position with a risk-based capital ratio of 32.3% at June 30, 2008.

Critical Accounting Estimates and Related Accounting Policies

Allowance for Loan Losses. Management recognizes that losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Management assesses the allowance for loan losses on a quarterly basis by analyzing several factors including delinquency rates, charge-off rates and the changing risk profile of the Bank’s loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

The Company believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about probable, incurred losses on loans inherent in the loan portfolio at the balance sheet date. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

The Company’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectibility of an individually reviewed loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been identified. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Adjustments are made to historical loss percentages to reflect current economic and internal environmental factors, such as changes in underwriting standards and management, that may increase or decrease those loss factors. As a result of the imprecision in calculating inherent and potential losses, a range is added to the general allowance to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other qualitative factors that may alter historical loss experience.

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

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future loan servicing fees from the right to service loans for others. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which are the mortgage loan prepayment rate assumptions. The mortgage loan prepayment rate assumptions are significantly impacted by interest rates. In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of mortgage servicing asset declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The Company performs a quarterly review of mortgage servicing rights to assess changes in value. This review may include an independent appraisal by an outside party of the fair value of the mortgage servicing rights.

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

Comparison of Financial Condition at June 30, 2008 and September 30, 2007

Total assets increased $32.0 million, or 4.5%, to $741.9 million at June 30, 2008 from $710.0 million at September 30, 2007.  The increase in total assets was attributable primarily to $88.3 million in net proceeds raised from the Company’s Conversion and stock offering completed on December 19, 2007, which was partially offset by a decrease in deposits and borrowings during the same period of $22.3 million and $35.2 million, respectively.  Cash and due from other banks increased $4.6 million, or 22.3%, to $25.2 million.  Loans receivable, net, decreased $11.8 million, or 2.5%, to $468.3 million.  Mortgage-backed securities increased $32.5 million, or 20.0%, to $194.8 million.  Total deposits decreased $22.3 million, or 5.5%, to $382.3 million.  FHLB advances decreased $35.1 million, or 19.5%, to $145.6 million.

Assets.  For the nine months ended June 30, 2008, total assets increased $32.0 million.  The increases and decreases were primarily concentrated in the following asset categories:

			Increase (decrease)

	Balance at June 30, 2008	Balance at September 30, 2007	Amount	Percent
	(dollars in thousands)

Cash and amounts due from depository institutions	$ 25,187	$ 20,588	$ 4,599	22.3%
Mortgage-backed securities, available for sale	194,753	162,258	32,495	20.0
Loans receivable, net of allowance for loan losses	468,343	480,118	(11,775)	(2.5)

Cash and amounts due from depository institutions increased $4.6 million to $25.2 million at June 30, 2008, from $20.6 million at September 30, 2007.  The higher cash balance at June 30, 2008 is due to a portion of the proceeds from the Company’s Conversion and stock offering being invested in overnight funds and cash equivalents. In June 2008, the Company invested $15.0 million of excess cash in certificates of deposit issued by the FHLB with $10.0 million reported as cash equivalents at June 30, 2008. The remaining $5.0 million certificate of deposit is scheduled to mature in December 2008. As discussed in greater detail below, competitive pricing for deposits has resulted in the runoff of some deposit balances, which was funded with some of the net proceeds received from the Conversion.

Mortgage-backed securities increased $32.5 million to $194.8 million at June 30, 2008, from $162.3 million at September 30, 2007.  The increase was primarily attributable to mortgage-backed securities purchased with proceeds from the Company’s Conversion and stock offering. Management decided to invest in mortgage-backed securities in order to quickly invest Conversion funds and to provide liquidity in future periods to fund loan growth with proceeds from principal repayments.

Nearly all of the Company’s mortgage-backed securities are issued by U.S. Government sponsored enterprises, primarily Fannie Mae and Freddie Mac. Non-agency mortgage-backed securities with a fair value of $3.3 million at June 30, 2008, were purchased in fiscal 2005 and carried a rating of ‘AAA’ by Moody’s and Standard & Poors at that date. The Company does not own preferred stock issued by Fannie Mae or Freddie Mac. While the U.S. Government has recently affirmed its support for government sponsored enterprises, significant deterioration in the financial strength of Fannie Mae, Freddie Mac or mortgage-backed security insurers may have a material effect on the valuation and performance of the Company’s mortgage-backed securities portfolio in future periods.

Loans receivable, net, decreased $11.8 million to $468.3 million at June 30, 2008, from $480.1 million at September 30, 2007.  One- to four-family residential mortgage loans decreased $32.4 million as the Company sold a majority of the one-to four-family loans that were originated. Commercial loans increased $12.2 million to $156.0 million at June 30, 2008 from $143.8 million at September 30, 2007. Construction loans increased $346,000 to $44.2 million at June 30, 2008 from $43.9 million at September 30, 2007.  The Bank has made significant progress in building commercial and small business banking programs, including the addition of an experienced commercial banking team to expand the commercial banking activities, including business banking, cash management and other products associated with a full-service commercial bank. As reported in Note 7 to the consolidated financial statements, nonresidential commercial loans increased $11.1 million during the nine months ended June 30, 2008 and comprised approximately 34% of the loan portfolio at June 30, 2008, compared to 31% at September 30, 2007. This increase was offset by a decrease in loans secured by one- to four-family residential properties of $26.9 million during the same period. Management anticipates further declines in the outstanding balance of one- to four family mortgage loans as the lending focus shifts toward commercial loan originations.

Home sales and residential construction projects in the Boise metropolitan statistical area have slowed significantly in fiscal 2008 compared to the strong growth in development projects experienced between 2005 and 2007. As a result, a number of financial institutions are experiencing increases in nonperforming acquisition and development loans. Loans to construct one- to four-family homes and to finance land development projects comprised approximately 6% of the Bank’s loan portfolio at June 30, 2008, and September 30, 2007. While management believe the quality of these credits was strong overall at June 30, 2008, further deterioration of the residential market in the Treasure Valley MSA may have direct and indirect effects on these portfolios as home inventories and foreclosures increase.

Deposits.  Deposits decreased $22.3 million, or 5.5%, to $382.3 million at June 30, 2008, from $404.6 million at September 30, 2007.  The increase in interest-bearing demand deposits was primarily attributed to growth in money market accounts as the Bank continued its emphasis on deposit products associated with a full-service commercial bank.  The decrease in certificates of deposit was primarily the result of choosing not to match rates offered by local competitors that in many cases exceeded the Bank’s cost of alternative funding sources. The Bank had no brokered deposits at June 30, 2008, or September 30, 2007. The following table details the changes in deposit accounts:

			Increase (decrease)

	Balance at June 30, 2008	Balance at September 30, 2007	Amount	Percent
	(dollars in thousands)

Noninterest-bearing demand deposits	$ 35,258	$ 38,643	$ (3,385)	(8.8)%
Interest-bearing demand deposits	140,401	127,659	12,742	10.0
Savings deposits	26,409	23,116	3,293	14.3
Certificates of deposit	180,274	215,191	(34,917)	(16.2)
Total deposit accounts	$382,342	$404,609	$(22,267)	(5.5)%

Borrowings.  FHLB advances decreased $35.1 million, or 19.5%, to $145.6 million at June 30, 2008, from $180.7 million at September 30, 2007.  The decrease resulted from the repayment of maturing advances and overnight borrowings with excess liquidity that resulted from the Conversion.  The Bank uses FHLB advances as an alternative funding source to deposits, manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Deferred Income Tax Asset/Liability.  The deferred tax asset increased $520,000 or 41.8% to $1.8 million at June  30, 2008, from $1.2 million at September 30, 2007.  This increase was mainly due to both the loan loss provision as well as expenses related to the Company’s deferred compensation plans.

Equity.  Stockholders’ equity increased $90.9 million, or 80.7%, to $203.5 million at June 30, 2008, from $112.6 million at September 30, 2007.  The increase was primarily attributable to the $88.3 million in net proceeds received from the Conversion and stock offering.  The Company sold approximately 9.4 million shares of stock in subscription, community and syndicated community offerings and issued approximately 7.1 million additional shares of its stock in exchange for the previously outstanding shares of Home Federal Bancorp, Inc., the Bank’s former “mid-tier” holding company.

A portion of the offering proceeds were used to make a loan to the Company’s employee stock ownership plan, which purchased 816,000 shares of the Company’s common stock for an aggregate cost of $8.2 million.  In addition, other significant activity among equity accounts over the past nine months included $3.0 million in net income, the allocation of earned employee stock ownership plan shares, equity compensation and the exercise of stock options totaling $1.5 million, and a $117,000 increase in the market value of mortgage-backed securities, offset by $2.1 million in cash dividends paid to stockholders.  On June 13, 2008, the Company paid $0.055 per share in cash dividends to stockholders of record as of May 30, 2008.

Comparison of Operating Results for the Three Months Ended June 30, 2008, and June 30, 2007

Net income for the three months ended June 30, 2008 was $1.1 million, or $0.07 per diluted share, compared to net income of $1.6 million, or $0.09 per diluted share, for the three months ended June 30, 2007.  Earnings per share for the prior period have been adjusted to reflect the impact of the Conversion and reorganization of the Company.

Net Interest Income.  Net interest income increased $600,000, or 11.3%, to $5.9 million for the three months ended June 30, 2008, from $5.3 million for the three months ended June 30, 2007.  The increase in net interest income was primarily attributable to a lower balance of certificates of deposit and FHLB advances.  The decrease in FHLB advances resulted from the repayment of maturing advances and overnight funds with excess liquidity generated from the Conversion and stock offering.

The Company’s net interest margin increased 27 basis points to 3.29% for the quarter ended June 30, 2008, from 3.02% for the same quarter last year. The improvement in the net interest margin is primarily attributable to the increase in interest earning assets that resulted from the proceeds of the Conversion and stock offering completed on December 19, 2007.  In addition, decreases in interest expense and a shift in the loan portfolio toward higher yielding commercial loans from residential mortgage loans also contributed to the increase in the margin in 2008.

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

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
	Increase (Decrease) Due to

	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(439)	$(328)	$ (767)
Loans held for sale	(3)	(20)	(23)
Investment securities, including interest-bearing deposits in other banks	(148)	86	(62)
Mortgage-backed securities	(71)	320	249
FHLB stock	46	-	46
Total net change in income on interest-earning assets	$(615)	$ 58	$ (557)

Interest-bearing liabilities:
Savings deposits	$ 15	$ 2	$ 17
Interest-bearing demand deposits	(15)	(17)	(32)
Money market accounts	(159)	128	(31)
Certificates of deposit	(178)	(478)	(656)
Total deposits	(337)	(365)	(702)
FHLB advances	55	(510)	(455)
Total net change in expense on interest-bearing liabilities	$(282)	$(875)	$(1,157)
Total increase in net interest income			$ 600

Interest and Dividend Income.  Total interest and dividend income for the three months ended June 30, 2008 decreased $557,000, or 5.2%, to $10.1 million, from $10.7 million for the three months ended June 30, 2007.  The decrease during the quarter was primarily attributable to a decrease on yields earned on interest earning assets. Market interest rates, including yields on U.S. Treasury notes, were significantly lower in 2008 compared to 2007. For example, the U.S. Prime rate, which is a key index rate for the Bank’s commercial loans and home equity lines of credit, was 325 basis points lower during the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Three Months Ended June 30,
	2008		2007		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2007
	(dollars in thousands)

Loans receivable, net	$478,806	6.26%	$499,101	6.62%	$(767)
Loans held for sale	3,208	6.06	4,546	6.33	(23)
Investment securities, available for sale, including interest-bearing deposits in other banks	23,698	1.97	13,757	5.20	(62)
Mortgage-backed securities	202,904	4.68	175,718	4.83	249
FHLB stock	9,591	2.50	9,591	0.58	46
Total interest-earning assets	$718,207	5.62%	$702,713	6.06%	$(557)

Interest Expense.  Interest expense decreased $1.2 million, or 21.7%, to $4.2 million for the three months ended June 30, 2008 from $5.3 million for the three months ended June 30, 2007.  The average balance of total interest-bearing liabilities decreased $77.3 million, or 13.3%, to $504.7 million for the three months ended June 30, 2008 from $582.0 million for the three months ended June 30, 2007.  The decrease in interest expense in 2008 was mainly due to reductions in the outstanding balances of FHLB advances and certificates of deposit, as well as a significantly lower interest rate environment in 2008 compared to 2007. The following table details average balances, cost of funds and the change in interest expense:

	Three Months Ended June 30,
	2008		2007		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2007
	(dollars in thousands)

Savings deposits	$ 25,337	0.74%	$ 23,567	0.51%	$ 17
Interest-bearing demand deposits	80,634	0.54	92,534	0.61	(32)
Money market deposits	61,902	1.90	41,063	3.17	(31)
Certificates of deposit	183,791	4.31	227,237	4.64	(656)
FHLB advances	153,016	4.58	197,619	4.47	(455)
Total interest-bearing liabilities	$504,680	3.31%	$582,020	3.67%	$(1,157)

Provision for Loan Losses.  A provision for loan losses of $652,000 was established in connection with an analysis of the loan portfolio for the quarter ended June 30, 2008, compared to no provision for loan losses for the same quarter of the prior year.  The increase in the provision reflects the increase in nonperforming loans during the three months ended June 30, 2008 and the shift in the loan portfolio towards commercial loans.

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

Standard provisions for loan losses are established based upon the type of loan and the risk factors associated with that loan type.  As the Bank increases its commercial loan portfolio, the Bank anticipates it will increase its allowance for loan losses based upon the higher risk characteristics associated with commercial loans compared with one- to four- family residential loans, which have historically comprised the majority of the Bank’s loan portfolio.

The following table details selected activity associated with the allowance for loan losses:

	At or For the Three Months Ended June 30,
	2008	2007
	(dollars in thousands)

Provision for loan losses	$ 652	$ -
Net charge-offs	158	100
Allowance for loan losses	3,801	2,748
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	0.81%	0.56%
Nonperforming loans	$ 3,462	$ 367
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	109.79%	748.77%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable, net, at the end of the period	0.73 3	0.07
Loans receivable, net	$468,343	$491,768

At June 30, 2008, nonperforming loans consisted of $2.1 million of loans secured by one- to four-family residences and $1.2 million of acquisition and development and speculative construction loans. The increase in nonperforming loans secured by one- to four-family residences is primarily attributable to out-of-market loans acquired from a third party in fiscal 2006. Nonperforming acquisition and development loans consist of two properties: one was secured by undeveloped land and the other by a speculative construction loan on a single-family residence. At June 30, 2008, management was considering a short sale offer through the borrower, and we anticipate this $458,000 loan to be paid off in the fourth fiscal quarter with no additional loss than the $55,000 specific reserve. Total loans delinquent 30-89 days totaled $2.0 million and $1.3 million at June 30, 2008 and 2007, respectively.

Noninterest Income.  Noninterest income decreased $280,000, or 9.3%, to $2.7 million for the three months ended June 30, 2008 from $3.0 million for the three months ended June 30, 2007.  The decrease was primarily attributable to a $278,000 decrease in gain on sale of one-to four-family residential loans in the secondary market.  The decrease in the gain on sale of loans was a result of lower volume of sold loans consistent with the slowdown in the local residential real estate market.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Three Months Ended June 30,		Increase (decrease)
	2008	2007	Amount	Percent
	(dollars in thousands)

Service fees and charges	$2,396	$2,318	$ 78	3.4%
Gain on sale of loans	213	491	(278) )	(56.6)
Increase in cash surrender value of bank owned life insurance	106	102	4	3.9
Loan servicing fees	116	134	(18)	(13.4)
Mortgage servicing rights, net	(63)	(48)	(15)	31.3
Other	(33)	18	(51)	283.3
Total noninterest income	$2,735	$3,015	$(280)	(9.3)%

Noninterest Expense.  Noninterest expense increased $347,000, or 6.0%, to $6.2 million for the three months ended June 30, 2008 from $5.8 million for the three months ended June 30, 2007. While total revenues increased 3.8% in the third fiscal quarter of 2008 from the same quarter in 2007, the increase in noninterest expenses caused the Company’s efficiency ratio (the percentage of noninterest expense to net interest income plus noninterest income) to increase to 71.4% for the three months ended June 30, 2008, from 70.0% for the three months ended June 30, 2007.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Three Months Ended June 30,		Increase (decrease)
	2008	2007	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$3,840	$3,498	$ 342	9.8%
Occupancy and equipment	771	716	55	7.7
Data processing	615	548	67	12.2
Advertising	241	362	(121)	(33.4)
Other	707	703	4	0.1
Total noninterest expense	$6,174	$5,827	$ 347	6.0%

Compensation and benefits increased $342,000, or 9.8%, to $3.8 million for the quarter ended June 30, 2008 from $3.5 million for the same quarter a year ago.  The majority of the increase is attributable to the reversal of incentive accruals in the prior year as well as the additional 816,000 shares added to the Company’s ESOP in conjunction with the Conversion.

Income Tax Expense.  Income tax expense decreased $232,000, or 24.8%, to $702,000 for the three months ended June 30, 2008 from $934,000 for the same period a year ago.  Income before income taxes was $1.8 million for the three months ended June 30, 2008 compared to $2.5 million for the three months ended June 30, 2007.  The Company’s combined federal and state effective income tax rate for the current quarter was 38.6% compared to 37.4% for the same quarter of the prior fiscal year.

Comparison of Operating Results for the Nine Months Ended June 30, 2008 and June 30, 2007

Net income for the nine months ended June 30, 2008 was $3.0 million, or $0.19 per diluted share, compared to net income of $4.1 million, or $0.24 per diluted share, for the nine months ended June 30, 2007.  Earnings per share for the prior period have been adjusted to reflect the impact of the Conversion and reorganization of the Company, which occurred on December 19, 2007.

Net Interest Income.  Net interest income increased $573,000, or 3.5%, to $16.7 million for the nine months ended June 30, 2008, from $16.2 million for the nine months ended June 30, 2007.  While both total interest income and expense were lower for the nine months ended June 30, 2007 than for the same period of the prior year, interest expense had the larger decrease due mainly to a decrease in the volume of Federal Home Loan Bank advances and certificates of deposit.

The Company’s net interest margin increased 12 basis points to 3.14% for the nine months ended June 30, 2008, from 3.02% for the same period last year.  This increase was primarily attributable to the interest earnings on the proceeds of the Conversion and reorganization of the Company.  In addition, the deposit mix shift toward lower cost deposits as well as a shift in the loan portfolio toward higher yielding commercial loans from residential mortgage loans also contributed to the increase.

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

	Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(509)	$(1,379)	$(1,888)
Loans held for sale	(8)	(45)	(53)
Investment securities, including interest-bearing deposits in other banks	(154)	822	668
Mortgage-backed securities	(81)	(129)	(210)
FHLB stock	77	-	77
Total net change in income on interest-earning assets	$(675)	$ (731)	$(1,406)

Interest-bearing liabilities:
Savings deposits	$ 56	$ -	$ 56
Interest-bearing demand deposits	42	(81)	(39)
Money market accounts	(84)	436	352
Certificates of deposit	109	(1,109)	(1,000)
Total deposits	123	(754)	(631)
FHLB advances	317	(1,665)	(1,348)

Total net change in expense on interest-bearing liabilities	$ 440	$(2,419)	$(1,979)

Total increase in net interest income			$ 573

Interest and Dividend Income.  Total interest and dividend income for the nine months ended June 30, 2008 decreased $1.4 million, or 4.4%, to $30.9 million, from $32.3 million for the nine months ended June 30, 2007.  The decrease during the period was attributable to both a decrease in the average balance of interest-earning assets of $3.3 million as well as a drop in yields earned on interest-earning assets of 24 basis points.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Nine Months Ended June 30,
	2008		2007		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2007
	(dollars in thousands)

Loans receivable, net	$480,477	6.46%	$508,782	6.59%	$(1,888)
Loans held for sale	2,716	6.22	3,675	6.54	(53)
Investment securities, available for sale, including interest-bearing deposits in other banks	35,301	3.37	5,713	5.20	668
Mortgage-backed securities	182,080	4.73	185,694	4.79	(210)
FHLB stock	9,591	1.53	9,591	0.46	77
Total interest-earning assets	$710,165	5.79%	$713,455	6.03%	$(1,406)

Interest Expense.  Interest expense decreased $2.0 million, or 12.3%, to $14.1 million for the nine months ended June 30, 2008 from $16.1 million for the nine months ended June 30, 2007.  The average balance of total interest-bearing liabilities decreased $70.3 million, or 11.9%, to $522.1 million for the nine months ended June 30, 2008 from $592.4 million for the nine months ended June 30, 2007.  The primary contributing factors to the decrease in interest bearing liabilities were the decreases in average FHLB advances and certificates of deposit of $45.0 million and $31.1 million, respectively.

The following table details average balances, cost of funds and the change in interest expense:

	Nine Months Ended June 30,
	2008		2007
	Average Balance	Cost	Average Balance	Cost	Increase/ (Decrease) in Interest Expense
	(dollars in thousands)

Savings deposits	$ 23,570	0.70%	$ 23,457	0.39%	$ 56
Interest-bearing demand deposits	79,065	0.64	93,330	0.60	(39)
Money market deposits	57,793	2.69	37,852	2.87	352
Certificates of deposit	199,179	4.58	230,242	4.54	(1,000)
FHLB advances	162,471	4.59	207,517	4.46	(1,348)
Total interest-bearing liabilities	$522,078	3.60%	$592,398	3.62%	$(1,979)

Provision for Loan Losses.  A provision for loan losses of $1.3 million was established in connection with an analysis of the loan portfolio for the nine months ended June 30, 2008, compared to a provision for loan losses of $71,000 established for the same period of the prior year.  The increase in the provision reflects the increase in nonperforming loans in fiscal 2008 compared to fiscal 2007 as well as a shift in the asset mix from residential loans toward commercial loans.  Net charge-offs totaled $505,000 and $105,000 during the nine months ended June 30, 2008 and 2007, respectively.

Noninterest Income.  Noninterest income decreased $841,000, or 9.7%, to $7.8 million for the nine months ended June 30, 2008 from $8.7 million for the nine months ended June 30, 2007.  The decrease was primarily attributable to a $248,000, or 3.6%, decrease in service fees and charges and a $608,000 decrease in gain on sale of one-to four-family residential loans in the secondary market.  The decrease in the gain on sale of loans was a result of lower volume of loans sold consistent with the slowdown in the residential real estate market.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Nine Months Ended June 30,		Increase (decrease)
	2008	2007	Amount	Percent
	(dollars in thousands)

Service fees and charges	$6,731	$6,979	$(248)	(3.6)%
Gain on sale of loans	560	1,168	(608)	(52.1)
Increase in cash surrender value of bank owned life insurance	314	301	13	4.3
Loan servicing fees	369	420	(51)	(12.1)
Mortgage servicing rights, net	(206)	(223)	17	7.6
Other	75	39	36	92.3
Total noninterest income	$7,843	$8,684	$(841)	(9.7)%

Noninterest Expense.  Noninterest expense increased $289,000, or 1.6%, to $18.5 million for the nine months ended June 30, 2008 from $18.2 million for the nine months ended June 30, 2007.  Compensation and benefits increased $229,000 between the two periods, primarily due to the additional 816,000 shares added to the Company’s ESOP in conjunction with the Conversion.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Nine Months Ended June 30,		Increase (decrease)
	2008	2007	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$11,592	$11,363	$ 229	2.0%
Occupancy and equipment	2,242	2,145	97	4.5
Data processing	1,668	1,549	119	7.7
Advertising	786	940	(154)	(16.4)
Other	2,193	2,195	(2)	(0.1)
Total noninterest expense	$18,481	$18,192	$ 289	1.6%

The Company’s efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 75.2% for the nine months ended June 30, 2008 compared to 73.2% for the nine months ended June 30, 2007. The increase in efficiency ratio was primarily attributable to a decrease in revenues.

Income Tax Expense.  Income tax expense decreased $738,000, or 29.3%, to $1.8 million for the nine months ended June 30, 2008 from $2.5 million for the same period a year ago.  Income before income taxes was $4.8 million for the nine months ended June 30, 2008 compared to $6.6 million for the nine months ended June 30, 2007.  The Company’s combined federal and state effective income tax rate for the nine months ended June 30, 2008 was 37.1% compared to 38.2% for the same period of the prior fiscal year.  The decrease in the effective income tax rate was primarily attributable to a decrease in expenses not deductible for tax purposes.

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

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and FHLB advances.  These sources of funds are used to make loans, acquire investment securities and other assets, and fund continuing operations.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.  Management believes that the Company’s current liquidity position and forecasted operating results are sufficient to fund all of the Bank’s existing commitments.

At June 30, 2008, the Bank maintained a line of credit with the FHLB equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  At June 30, 2008, the Bank was in compliance with the collateral requirements and $124.0 million of the line of credit was available.  In addition, the Company holds readily saleable loans and mortgage-backed securities available for sale for liquidity purposes.

At June 30, 2008, certificates of deposit amounted to $180.3 million, or 47.1% of total deposits, including $139.0 million that are scheduled to mature by June 30, 2009.  Historically, the Bank has been able to retain a significant amount of deposits as they mature. However, recent disruptions in the credit markets have resulted in a highly price-competitive market for certificates of deposit. These rates currently exceed alternative costs of borrowings and are high compared to historical spreads to U.S. Treasury note rates. Additionally, since loan demand has slowed in 2008, Management has been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in some deposit runoff as customers are moving their maturing balances to competitors at a higher pace than the Bank has historically experienced. Nonetheless, management believes the Company has adequate resources to fund all loan commitments through FHLB advances, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

Commitments and contingencies. The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of June 30, 2008.

	Payments due by period
	Less than one year	1 – 3 years	3 – 5 years	More than 5 years	Total
	(dollars in thousands)
Certificates of deposit	$139,030	$31,546	$ 9,523	$ 175	$180,274
FHLB advances	76,192	45,690	18,000	5,700	145,582

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

Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.

Commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of June 30, 2008:
Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$ 9,206
Adjustable rate	5,457
Undisbursed balance of loans closed	6,270
Unused lines of credit	43,975
Commercial letters of credit	500
Total	$65,543

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Bank’s total regulatory capital was $144.1 million at June 30, 2008, or 20.9%, of total assets on that date. As of June 30, 2008, the Bank exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at June 30, 2008 were as follows: Tier 1 capital 21.1%; Tier 1 (core) risk-based capital 31.6%; and total risk-based capital 32.3%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s Board of Directors has established an asset and liability management policy to guide management in maximizing net interest spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability.  The Asset/Liability Management Committee, consisting of certain members of senior management, communicate, coordinate and manage asset/liability positions consistent with the business plan and Board-approved policies, as well as to price savings and lending products, and to develop new products.

One of the Bank’s primary financial objectives is to generate ongoing profitability.  The Bank’s profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings.  The rates the Company earns on assets and pays on liabilities generally are established contractually for a period of time.  Market interest rates change over time.  The Bank’s loans generally have longer maturities than the deposits.  Accordingly, the Company’s results of operations, like those of other financial institutions, are affected by changes in interest rates and the interest rate sensitivity of assets and liabilities.  The Bank measures its interest rate sensitivity on a quarterly basis using an internal model.

Management employs various strategies to manage the Company’s interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At June 30, 2008, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments.  Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2007 Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2008, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing.  The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A.  Risk Factors

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

•	Changes in economic conditions, particularly a further economic slowdown in The Treasure Valley, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions, and the real estate market, in particular within the Treasure Valley, could result in the following consequences, among others, any of which could hurt our business materially:

o	loan delinquencies may increase;
o	problem assets and foreclosures may increase;
o	demand for our products and services may decline; and
o	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

•	Downturns in the real estate markets in our primary market area could hurt our business.

Our business activities and credit exposure are primarily concentrated in the Treasure Valley.  Our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the real estate markets in our primary market area will hurt our business.  As of June 30, 2008, substantially all of our loan portfolio consisted of loans secured by real estate located in the Treasure Valley.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

•	We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.   Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Stock Repurchases.  The Company did not repurchase any shares of its outstanding common stock during the nine months ended June 30, 2008.  In addition, the Company has no publicly announced plans to repurchase any shares of its common stock.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

2.1	Plan of Conversion and Reorganization (1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (2)
10.1	Amended Employment Agreement entered into by Home Federal Bank with Len E. Williams (9)
10.2	Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams (9)
10.3	Amended Employment Agreement entered into by Home Federal Bank with Daniel L. Stevens (9)
10.4	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Daniel L. Stevens (9)
10.5	Form of Amended Severance Agreement for Executive Officers (7)
10.6	Form of Amended Severance Agreement for new Executive Officers (7)
10.7	Form of Home Federal Savings and Loan Association of Nampa Employee Severance Compensation Plan (2)
10.8	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.9	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
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

10.13	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (3)
10.14	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (3)
10.15	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (4)
10.16	Transition Agreement with Daniel L. Stevens (5)
10.17	Agreement Regarding Terms of Employment Offer with Steven K. Eyre (6)
10.18	Agreement Regarding Terms of Employment Offer with Eric S. Nadeau (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
             ______
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 11, 2007.
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858).
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 15, 2007.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 15, 2008.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Home Federal Bancorp, Inc.

Date:  August 5, 2008                                                  /s/ Len E. Williams
                                                                        Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date:  August 5, 2008                                                  /s/ Eric S. Nadeau
Eric S. Nadeau
Executive Vice President and
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

Date:  August 5, 2008                                                                  /s/ Len E. Williams
        Len E. Williams
        President and
        Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Eric S. Nadeau, Chief Financial Officer of Home Federal Bancorp, Inc., certify that:

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

Date:  August 5, 2008                                                                       /s/ Eric S. Nadeau
             Eric S. Nadeau
             Executive Vice President and
             Chief Financial Officer

EXHIBIT 32

 Certification of Chief Executive Officer and Chief Financial Officer of Home Federal Bancorp, Inc.
 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in the Report.

/s/ Len E. Williams                                                                                               /s/ Eric S. Nadeau
Len E. Williams                                                                                                    Eric S. Nadeau
President and                                                                                       Executive Vice President and
Chief Executive Officer                                                                                       Chief Financial Officer

Dated: August 5, 2008