Form 10-K
period 2008-09-30
Home Federal Bancorp, Inc.
filed 2008-12-15
CIK 1413440

           UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Fiscal Year Ended September 30, 2008
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52995

HOME FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	68-0666697
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

500 12th Avenue South, Nampa, Idaho	83651
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(208) 466-4634

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	Nasdaq Global Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

As of December 3, 2008, there were 17,359,427 shares of the registrant’s common stock outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Global Market on March 31, 2008, was approximately $202,565,269 (16,880,439 shares at $12.00 per share).

DOCUMENTS INCORPORATED BY REFERENCE
Part II and Part III - Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders.

HOME FEDERAL BANCORP, INC.
2008 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, including real estate values, either nationally or in our market area, that are worse than expected;

•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	the credit risk of lending activities, including risks related to construction and development lending and commercial and small business banking;

•	changes in the level and trend of loan delinquencies and write-offs;

•	results of examinations by banking regulators;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to successfully manage our growth;

•	changes in the value of mortgage servicing rights;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets; and

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board.

Any of the forward-looking statements that we make in this annual report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements.

PART I

Item 1. Business

Organization.

Home Federal Bancorp, Inc. (“old Home Federal Bancorp”) was organized as a federally chartered stock corporation at the direction of Home Federal Savings and Loan Association of Nampa (“Association”) in connection with its mutual holding company reorganization (“Reorganization”). On December 6, 2004, the Association completed the Reorganization and minority stock offering. In connection with the Reorganization, the Association converted to a federally chartered stock savings bank and changed its name to Home Federal Bank (the “Bank”). Old Home Federal Bancorp sold 40.06% of its outstanding shares of common stock (6,083,500 shares) to the public and issued 59.04% of its outstanding shares of common stock (8,979,246 shares) to Home Federal MHC, the mutual holding company parent of old Home Federal Bancorp. In connection with the Reorganization, the old Home Federal Bancorp received $53.6 million in net proceeds after deducting expenses, and issued an additional 146,004 shares and $365,010 in cash to the Home Federal Foundation, Inc. (the “Foundation”), a charitable foundation established as part of the Reorganization.

On May 11, 2007, the Boards of Directors of Home Federal MHC, old Home Federal Bancorp, Inc., and Home Federal Bank adopted a Plan of Conversion and Reorganization (the “Conversion”) pursuant to which Home Federal Bank reorganized from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, Home Federal MHC converted to a federal interim stock savings bank and simultaneously merged with and into Home Federal Bank, with Home Federal Bank as the survivor. Additionally, Home Federal Bancorp, Inc. converted to a federal interim stock savings bank and simultaneously merged with and into Home Federal Bank, with Home Federal Bank as the survivor. Home Federal Bank then formed a new stock holding company, Home Federal Bancorp, Inc. (“we”, “us”, the “Company” or “Home Federal Bancorp”), that serves as the holding company for Home Federal Bank. Home Federal Bancorp, Inc., is a Maryland corporation. The conversion was completed on December 19, 2007.

As part of the Conversion, a total of 9,384,000 new shares of the Company were sold at $10 per share in subscription, community and syndicated community offerings through which the Company received proceeds of approximately $87.8 million, net of offering costs of approximately $5.9 million. The Company contributed $48.0 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $8.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 816,000 shares of the Company’s common stock at $10 per share. As part of the Conversion, shares of outstanding common stock of the old Home Federal Bancorp were exchanged for 1.136 shares of the Company’s common stock. No fractional shares were issued. Instead, cash was paid to stockholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 853,133 outstanding shares of the Company for a total of 17,326,169 outstanding shares as of the closing of the Conversion on December 19, 2007.

The Conversion was accounted for as reorganization in corporate form with no change in the historical basis of the Company’s assets, liabilities or stockholders’ equity. All references to the number of shares outstanding, including references for purposes of calculating per share amounts, are restated to give retroactive recognition to the exchange ratio applied in the Conversion.

Business.

Home Federal Bancorp’s business activity is the ownership of the outstanding capital stock of Home Federal Bank and management of the investment of offering proceeds retained from the Reorganization and the Conversion. Home Federal Bancorp neither owns nor leases any property but instead uses the premises, equipment and other property of Home Federal Bank with the payment of appropriate management fees, as required by applicable law and regulations. In the future, Home Federal Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans to do so. Home Federal Bancorp has no significant assets, other than cash and cash equivalents, mortgage-backed securities and all of the outstanding shares of Home Federal, and no significant liabilities.

Home Federal Bank was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. Home Federal Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits under the Deposit Insurance Fund. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937. Home Federal Bank is regulated by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”).

We are in the business of attracting deposits from consumers and businesses in our market areas and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the credit needs of our customers. Historically, lending activities have been primarily directed toward the origination of residential and commercial real estate loans. Residential real estate lending activities have been primarily focused on first mortgages on owner occupied, one- to four-family residential properties. The Bank now originates nearly all of its one- to four- family residential loans for sale in the secondary market.

The Board of Directors and the management team have recently undertaken efforts to change the Company’s strategy from that of a traditional thrift to a full-service community bank. This transition includes a reduced reliance on one- to four- family loans originated for the Bank’s portfolio. As a result, the Bank’s lending activities have expanded to include commercial business lending, including commercial real estate and builder finance. While continuing our commitment to residential lending through our secondary market program, management expects commercial lending to become increasingly important for the Company.

At September 30, 2008, the Company had total assets of $725.1 million, net loans of $459.8 million, deposit accounts of $372.9 million and stockholders’ equity of $205.2 million.

Operating Lines

Home Federal Bancorp’s sole subsidiary is Home Federal Bank. Management has determined that the Bank as a whole is the sole reporting unit and that no reportable operating segments exist other than Home Federal Bank.

Market Area

Home Federal Bank serves the Boise, Idaho, and surrounding metropolitan statistical area (“MSA”) known as the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore and Gem counties. We have 15 full-service banking offices, one loan center, 16 automated teller machines and Internet banking services. Included in our 15 full-service banking offices are five Wal-Mart in-store branch locations. For more information, see "Item 2. Properties."

Home Federal Bank maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with five offices, including Home Federal Bank’s corporate headquarters in Nampa. As of June 30, 2008, the Bank had a 5.12% market share of the FDIC-insured deposits in these two counties, ranking it seventh among all insured depository institutions in these counties, according to the FDIC. The two remaining branches are located in Elmore and Gem counties.

The local economy is primarily urban with Boise, the state capital of Idaho, being the most populous of the markets that the Bank serves, followed by Nampa, the state's second largest city. Nearly 40% of the state’s population lives and works in the four counties of Ada, Canyon, Elmore and Gem that are served by Home Federal Bank. Of the four counties, Ada County has the largest population followed by Canyon County. The counties of Elmore and Gem are more rural and less populated than Ada and Canyon counties.

The following table summarizes key economic and demographic information about these market areas:

	Ada	Canyon	Elmore	Gem	US
Median Household Income	$ 64,149	$48,365	$ 45,108	$ 43,426	$ 54,749
Change 2000 – 2008	38.9%	34.9%	27.9%	26.2%	29.8%

Population	384,329	186,223	29,849	17,475
Change 2000 – 2008	27.7%	41.7%	2.5%	15.1%	9.9%

Unemployment Rate
September 2008	4.5%	5.6%	4.8%	5.5%	6.1%
September 2007	2.1	2.5	2.9	2.0	4.7

Total Industry Deposits (millions)
June 2008	$ 6,244	$ 1,467	$ 355	$ 145
June 2007	6,549	1,525	349	156

Home Federal Bank’s Deposit
Market Share, June 2008	2.6%	15.0%	15.6%	21.7%

Source: FDIC, SNL Financial, Bureau of Labor Statistics

The regional economy is well diversified with government, healthcare, manufacturing, high technology, call centers and construction providing sources of employment. In addition, agriculture and related industries continue to be key components of the economy in southwestern Idaho. Generally, sources of employment are concentrated in Ada and Canyon counties and include the headquarters of Micron Technology, J.R. Simplot Company and Boise Cascade, LLC. Other major employers include Hewlett-Packard, Supervalu, two regional medical centers and Idaho state government agencies. Boise is also home to Boise State University, the state's largest university.

The Treasure Valley has enjoyed strong population growth over the last five years, which led to an increase in residential community developments. The current economic slowdown, which has been led by significant deterioration in residential home sales, has caused acceleration in unemployment in the Treasure Valley. This slowdown has created an over-supply of speculative construction and land development projects. While the unemployment rate in the Treasure Valley is still below the national average, the rate of increase has outpaced national unemployment levels in the second half of fiscal 2008. Micron Technologies and Hewlett Packard have each announced layoffs, which will continue to place strain on the local economy and residential housing. Continued deterioration in the local economy may result in additional losses in the Bank’s loan portfolio, restrict management’s ability to execute the Company’s growth plans or impact the Bank’s liquidity due to a shrinking deposit base.

Operating Strategy

Management’s operating strategy centers on the continued development into a full service, community-oriented bank from a traditional savings and loan business model. Our goal is to continue to enhance our franchise value and earnings through controlled growth in our banking operations, especially small business lending, while maintaining the community-oriented customer service and sales focus that has characterized our success to date. In order to be successful in this objective and increase stockholder value, we are committed to the following strategies:

Continue Growing in Our Existing Markets. We believe there is a large customer base in our market that is dissatisfied with the service received from larger regional banks. By offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate, and providing customer access to our senior managers, we hope to distinguish ourselves from larger, regional banks operating in our market areas.

Expand Our Product Offerings. We intend to continue our emphasis on originating commercial lending products that diversify our loan portfolio by increasing the percentage of assets consisting of higher-yielding commercial real estate and commercial business loans with higher risk adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while still providing high quality loan products for single-family residential borrowers. We also intend to selectively add products to provide diversification of revenue sources and to capture our customer’s full relationship by cross selling our loan and deposit products and services to our customers.

Focus on our Branch Expansion. Branch expansion has played a significant role in our ability to grow loans, deposits and customer relationships. We are planning two new branches that we intend to open within the next 12 months. We recently completed construction of a branch in Boise, Idaho, that opened in October 2008. Our long-term strategy is to build two or three branches per year if appropriate sites can be identified and obtained. We will also actively search for appropriate acquisitions to enhance our ability to deliver products and services in our existing markets and to expand into surrounding markets.

Increase Our Core Transaction Deposits. A fundamental part of our overall strategy is to improve both the level and the mix of deposits that serve as a funding base for asset growth. By growing demand deposit accounts and other transaction accounts, we intend to reduce our reliance on higher-cost certificates of deposit and borrowings such as advances from the Federal Home Loan Bank of Seattle. In order to expand our core deposit franchise, we are focusing on introducing additional products and services to obtain money market and time deposits by bundling them with other consumer services. Business deposits are being pursued by the introduction of cash management products and by specific targeting of small business customers.

Hire Experienced Employees With a Customer Service Focus. Our ability to continue to attract and retain banking professionals with strong business banking and service skills, community relationships and significant knowledge of our markets is key to our success. We believe that by focusing on hiring experienced bankers who are established in their communities, we enhance our market position and add profitable growth opportunities. We emphasize to our employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with our customers. Our goal is to compete by relying on the strength of our customer service and relationship banking approach.

Develop and nurture an internal management culture which is driven by a focus on profitability, productivity and accountability for results and which responds proactively to the challenge of change. The primary method for reinforcing our culture is the comprehensive application of our “Pay for Performance” total compensation program. Every employee has clearly defined accountabilities and performance standards that tie directly or indirectly to our profitability. All incentive compensation is based on specific profitability measures, sales volume goals or a combination of specific profitability measures and individual performance goals. This approach encourages all employees to focus on our profitability and has created an environment that embraces new products, services and delivery systems.

Lending Activities

General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. We also originate consumer loans, with an emphasis on home equity loans and lines of credit. Commensurate with our transformation from a traditional thrift to a full-service community bank, we have been offering commercial real estate loans and to a lesser extent, multi-family loans, primarily in the Treasure Valley. While we intend to increase our commercial and industrial loans, a substantial portion of our loan portfolio is currently secured by real estate, either as primary or secondary collateral, located in the Treasure Valley.

At September 30, 2008, the maximum amount of credit that we could have extended to any one borrower and the borrower's related entities under applicable regulations was $22.7 million. Our internal policy limits loans to one borrower and the borrower's related entities to 80% of the regulatory limit, or $18.2 million. At September 30, 2008, the Company had no borrowing relationship with outstanding balances in excess of this amount. Our largest single borrower relationship at September 30, 2008 included four loans totaling $5.1 million  secured by commercial real estate.  The second largest lending relationship included five commercial real estate loans totaling $5.0 million.  Our third largest borrower relationship was five commercial real estate secured loans and one single family construction loan totaling $5.0 million.  The fourth largest lending relationship was two commercial acquisition and development loans and a letter of credit totaling $4.6 million.  The fifth largest lending relationship included four commercial real estate secured loans and a home equity line of credit totaling $4.1 million.  All of these loans, including those made to corporations, have personal guarantees in place as an additional source of repayment and are secured by property or assets in our primary market area.  These loans were performing according to their terms at September 30, 2008.

During fiscal year 2008, our Senior Management Loan Committee, which consists of the President and Chief Executive Officer, the Executive Vice President/Commercial Banking and the Senior Vice President/Chief Credit Officer, was authorized to approve loans to one borrower or a group of related borrowers of up to $7.0 million in the aggregate with no single loan exceeding $3.5 million.  Loan requests in excess of $7.0 million in the aggregate were presented to the Loan Committee of the Board of Directors for review and approval. The entire board comprises that committee. In November 2008, we changed these limits to reduce the aggregate lending limit for the Senior Management Loan Committee to $5.0 million, with relationships over $5.0 million requiring board approval. The single loan limit was increased to $5.0 million at that time.

Loan Portfolio Analysis. The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(in thousands)
Real estate:
One- to four-family residential (1)	$210,501	45.23%	$249,545	51.55%	$293,640	57.88%	$252,126	58.00%	$242,818	61.27%
Multi-family residential	8,477	1.82	6,864	1.42	7,049	1.39	5,454	1.25	6,265	1.58
Commercial	151,733	32.61	133,823	27.64	125,401	24.72	116,432	26.78	93,575	23.61
Total real estate	370,711	79.66	390,232	80.61	426,090	83.99	374,012	86.03	342,658	86.46

Real estate construction:
One- to four-family residential	13,448	2.89	20,545	4.24	23,678	4.67	14,421	3.32	7,207	1.82
Multi-family residential	920	0.20	1,770	0.37	--	--	1,427	0.33	834	0.21
Commercial and land development	18,674	4.01	21,899	4.52	16,344	3.22	7,470	1.72	11,151	2.81
Total real estate construction	33,042	7.10	44,214	9.13	40,022	7.89	23,318	5.37	19,192	4.84

Consumer:
Home equity	52,954	11.38	42,990	8.88	34,143	6.73	28,558	6.57	27,351	6.90
Automobile	1,903	0.41	2,173	0.45	3,245	0.64	4,576	1.05	3,838	0.97
Other consumer	1,370	0.29	1,405	0.29	1,300	0.26	1,530	0.35	1,949	0.49
Total consumer	56,227	12.08	46,568	9.62	38,688	7.63	34,664	7.97	33,138	8.36

Commercial business	5,385	1.16	3,122	0.64	2,480	0.49	2,759	0.63	1,363	0.34
	465,365	100.00%	484,136	100.00%	507,280	100.00%	434,753	100.00%	396,351	100.00%
Less:
Deferred loan fees	973		1,030		1,241		927		1,080
Allowance for loan losses	4,579		2,988		2,974		2,882		2,637
Loans receivable, net	$459,813		$480,118		$503,065		$430,944		$392,634
________
(1)	Does not include loans held for sale of $2.8 million, $4.9 million, $4.1 million, $5.5 million, and $3.6 million at September 30, 2008, 2007, 2006, 2005 and 2004, respectively.

The following table shows the composition of the Company’s loan portfolio by fixed and adjustable rate loans at the dates indicated.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(in thousands)
FIXED RATE LOANS
Real estate:
One- to four-family residential	$134,772	28.96%	$159,099	32.87%	$188,102	37.08%	$199,352	45.86%	$193,241	48.76%
Multi-family residential	1,947	0.42	1,993	0.41	2,055	0.41	2,119	0.48	2,136	0.54
Commercial	20,125	4.32	21,345	4.41	19,236	3.79	16,303	3.74	12,428	3.13
Total real estate	156,844	33.70	182,437	37.69	209,393	41.28	217,774	50.08	207,805	52.43

Real estate construction:
One- to four-family residential	1,370	0.29	1,488	0.31	16,797	3.31	3,391	0.78	2,778	0.70
Multi-family residential	--	--	--	--	--	--	--	--	--	--
Commercial and land development	2,973	0.64	5,102	1.05	5,967	1.18	1,838	0.42	312	0.08
Total real estate construction	4,343	0.93	6,590	1.36	22,764	4.49	5,229	1.20	3,090	0.78

Consumer:
Home equity	17,239	3.71	14,860	3.07	9,723	1.92	4,903	1.13	4,393	1.11
Automobile	1,903	0.41	2,173	0.45	3,245	0.64	4,576	1.05	3,838	0.97
Other consumer	1,370	0.29	1,405	0.29	1,300	0.26	1,530	0.35	1,949	0.49
Total consumer	20,512	4.41	18,438	3.81	14,268	2.82	11,009	2.53	10,180	2.57

Commercial business	1,543	0.34	1,073	0.22	622	0.12	1,091	0.25	642	0.16
Total fixed rate loans	$183,242	39.38%	$208,538	43.08%	$247,047	48.71%	$235,103	54.06%	$221,717	55.94%

                                    (table continues on following page)

                                    (table continued from previous page)

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(in thousands)
ADJUSTABLE RATE LOANS
Real estate
One- to four-family residential	$75,729	16.27%	$90,446	18.68%	$105,538	20.80%	$52,774	12.14%	$49,577	12.51%
Multi-family residential	6,530	1.40	4,871	1.01	4,994	0.98	3,335	0.77	4,129	1.04
Commercial	131,608	28.29	112,478	23.23	106,165	20.93	100,129	23.04	81,147	20.48
Total real estate	213,867	45.96	207,795	42.92	216,697	42.71	156,238	35.95	134,853	34.03

Real estate construction:
One- to four-family residential	12,078	2.60	19,057	3.93	6,881	1.36	11,030	2.54	4,429	1.12
Multi-family residential	920	0.20	1,770	0.37	--	--	1,427	0.33	834	0.21
Commercial and land development	15,701	3.37	16,797	3.47	10,377	2.04	5,632	1.30	10,839	2.73
Total real estate construction	28,699	6.17	37,624	7.77	17,258	3.40	18,089	4.17	16,102	4.06

Consumer:
Home equity	35,715	7.67	28,130	5.81	24,420	4.81	23,655	5.44	22,958	5.79
Automobile	--	--	--	--	--	--	--	--	--	--
Other consumer	--	--	--	--	--	--	--	--	--	--
Total consumer	35,715	7.67	28,130	5.81	24,420	4.81	23,655	5.44	22,958	5.79

Commercial business	3,842	0.82	2,049	0.42	1,858	0.37	1,668	0.38	721	0.18
Total adjustable rate loans	282,123	60.62	275,598	56.92	260,233	51.29	199,650	45.94	174,634	44.06

Total loans	465,365	100.00%	484,136	100.00%	507,280	100.00%	434,753	100.00%	396,351	100.00%
Less:
Deferred loan fees	973		1,030		1,241		927		1,080
Allowance for loan losses	4,579		2,988		2,974		2,882		2,637
Loans receivable, net	$459,813		$480,118		$503,065		$430,944		$392,634

One- to Four-Family Residential Real Estate Lending. We originate both fixed-rate loans and adjustable-rate loans in our residential lending program. Generally, these loans are originated to meet the requirements of Fannie Mae and Freddie Mac for sale in the secondary market. We do from time to time, however, retain some of these loans in our loan portfolio to meet asset and liability management objectives.

We offer adjustable-rate mortgage loans at rates and terms competitive with market conditions. Presently, most of the adjustable-rate mortgage loans are originated for the purpose of selling them in the secondary market. We offer several adjustable-rate mortgage products that adjust annually after an initial period ranging from one to ten years. Contractual annual adjustments are generally limited to increases or decreases of no more than two percent, subject to a maximum increase of no more than six percent from the rate offered at the time of origination. The adjustable-rate mortgage loans held in our portfolio do not permit negative amortization of principal and generally carry no prepayment restrictions. Borrower demand for adjustable-rate mortgage loans versus fixed rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

Adjustable-rate mortgage loans in our loan portfolio help us reduce our exposure to changes in interest rates. There are, however, credit risks resulting from the potential of increased interest to be paid by the borrower as a result of increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because adjustable-rate mortgage loans may be offered at initial rates of interest below the rates that would apply were the adjustment index used for pricing initially, these loans may be subject to increased risks of default or delinquency. Another consideration is that although adjustable-rate mortgage loans allow us to decrease the sensitivity of our asset base as a result of changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, there is no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in our cost of funds, particularly in today’s interest rate environment. The Bank does not hold one- to four- family residential real estate loans that have “option payment” or negative amortization features at September 30, 2008.

We generally underwrite our one- to four-family loans based on the applicant's employment, debt to income levels, credit history and the appraised value of the subject property. Generally, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. In situations where we grant a loan with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or less. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers that have been approved by us. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

Our fixed-rate, single family residential mortgage loans are normally originated with 15 to 30 year terms, although these loans typically remain outstanding for substantially shorter periods. In addition, substantially all residential mortgage loans in our loan portfolio contain due-on-sale clauses, which allow us to declare the unpaid amount of the loan due and payable upon the sale of the property securing the loan. Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business. The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

At September 30, 2008, $31.7 million, or 15.0%, of our one- to four-family residential mortgages consisted of loans for non-owner occupied properties. This consisted of $6.1 million of loans on second homes and $25.6 million of loans for investment. Non-owner occupied loans secured by one to two units are generally made with loan-to-value ratios of up to 90% and non-owner occupied loans secured by three units or more are generally made with loan-to-value ratios of up to 75%. In situations where we grant a loan with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or less. As of September 30, 2008, delinquent non-owner occupied loans made up 3.5% of total non-owner occupied residential mortgages.  Delinquent owner-occupied properties were 0.7% of total owner-occupied residential mortgages.

In an effort to provide financing for moderate income and first-time buyers, we participate in the Idaho Housing and Finance Association's Single Family Mortgage Program. The Idaho Housing and Finance Association is a non-profit organization that provides housing resources to low to moderate-income families through various below market housing programs. The program is designed to meet the needs of qualified borrowers in the low-to moderate-income brackets. The program has established income limits based on family size and sales price limits for both existing and new construction. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. Approximately $8.7 million of loans were sold to the Idaho Housing and Finance Association in the year ended September 30, 2008.

The Idaho Housing and Finance Association has designed two programs to provide down payment and/or closing cost assistance to qualified low-to-moderate income borrowers in Idaho. The assistance consists of grant programs and a second mortgage for a maximum combined loan-to-value of 102%. The grant program is open to first time homebuyers whose total household income is equal to or less than 80% of the Area Median Income based on the property location and the total number of household members. The subsidy assistance can range up to a maximum of $20,000, based on need.

Real Estate Construction. We have been an active originator of real estate construction loans in our market area for many years. At September 30, 2008, our construction and land development loans amounted to $33.0 million, or 7.1%, of the total loan portfolio.

The following table shows the composition of the construction loan portfolio at the dates indicated:

	At September 30,
	2008	2007
	(in thousands)
One- to four-family residential:
Speculative	$11,324	$15,672
Permanent	--	347
Custom	2,124	4,526

Multi-family residential	920	1,770

Commercial real estate:
Construction	6,181	13,691
Land development loans	12,493	8,208
Total construction and land development	$33,042	$44,214

We reduced our exposure to speculative construction loans in response to the general slowdown in residential construction projects in the Treasure Valley during fiscal 2008. Total originations of construction loans declined by 48% and 59% during fiscal 2008 compared to fiscal 2007 and 2006, respectively.

Our construction loans to individuals to build their personal residences typically are structured as construction/permanent loans whereby there is one closing for both the construction loan and the permanent financing. During the construction phase, which typically lasts for six months, our staff appraiser or an approved fee inspector makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in five draws during the construction period. Construction loans require payment of interest only during the construction phase and are structured to be converted to fixed or adjustable rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent fee appraiser. Our staff appraiser or an approved fee inspector also reviews and inspects each project prior to each disbursement of funds during the term of the construction loan. Loan proceeds are disbursed based on a percentage of completion.

During the year ended September 30, 2008, we originated $12.8 million of short-term builder construction loans to fund the construction of one- to four-family residential properties. Most loans are written with maturities of one year, have interest rates that are tied to The Wall Street Journal Prime rate plus a margin, and are subject to monthly rate adjustments tied to the movement of the prime rate. All builder/borrowers are underwritten to the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value ratio on both pre-sold and speculative projects is 80%.

We originate construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $150,000 to $400,000. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in our primary market areas. The maximum loan-to-value limit applicable to these loans is generally up to 80% of the appraised market value upon completion of the project. We generally do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required from builders prior to making the loan. Our Chief Appraiser is required to personally visit the proposed site of the development and the sites of competing developments. We require that builders maintain adequate insurance coverage. Maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed 36 months for residential subdivision development loans. Substantially all of our residential construction loans have adjustable rates of interest based on the Wall Street Journal prime rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant. At September 30, 2008, our largest subdivision development loan had a commitment for $3.5 million and an outstanding principal balance of $351,000. This loan was secured by a first mortgage lien and was performing according to its original terms at September 30, 2008. At September 30, 2008, the average outstanding principal balance of subdivision loans to contractors and developers was $1.0 million.

We also make construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed. Disbursement of funds is at our sole discretion and is based on the progress of construction. The maximum loan-to-value limit applicable to these loans is 80% of the appraised post-construction value.

We originate land loans to local contractors and developers for the purpose of holding the land for future development. These loans are secured by a first lien on the property, are limited to 50% of the lower of the acquisition price or the appraised value of the land, and generally have a term of up to two years with an interest rate based on the Wall Street Journal prime rate.  Our land loans are generally secured by property in our primary market area. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

Our construction and land development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction and land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.

This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we generally require cash curtailments or additional collateral to support the shortfall.

Commercial and Multi-Family Real Estate Lending. Multi-family and commercial real estate loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Often payments on loans secured by multi-family or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

We target individual multi-family and commercial real estate loans to small- and mid-size owner occupants and investors between $500,000 and $2.0 million; however, we can by policy originate loans to one borrower up to 80% of our regulatory limit. As of September 30, 2008, the maximum we could lend to any one borrower based on this limit was $18.2 million. Commercial real estate loans are primarily secured by office and warehouse space, professional buildings, retail sites, industrial facilities and churches located in the Treasure Valley market area.

We offer both fixed and adjustable rate loans on multi-family and commercial real estate loans. Loans originated on a fixed rate basis generally are originated at fixed terms up to ten years, with amortization terms up to 25 years. Commercial and multi-family real estate loans are originated with rates that generally adjust after an initial period ranging from three to ten years. Adjustable rate multi-family residential and commercial real estate loans are generally priced utilizing the applicable FHLB Term Borrowing Rate plus an acceptable margin. These loans are generally amortized for up to 25 years with prepayment penalty structures applied for each rate lock period.

The maximum loan-to-value ratio for commercial and multi-family real estate loans is generally 75% on purchases and refinances. We require appraisals of all properties securing commercial and multi-family real estate loans. Appraisals are performed by independent appraisers designated by us or by our staff appraiser. We require our commercial and multi-family real estate loan borrowers with outstanding balances in excess of $500,000 to submit annual financial statements and rent rolls on the subject property. We also inspect the subject property at least every three to five years if the loan balance exceeds $250,000. We generally require a minimum pro forma debt coverage ratio of 1.25 times for loans secured by commercial and multi-family properties.

Consumer Lending. We offer a variety of consumer loans to our customers, including home equity loans and lines of credit, savings account loans, automobile loans, recreational vehicle loans and personal unsecured loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than mortgage loans. The maximum term we offer on automobile loans is 72 months and is applicable to new and one year old cars and light trucks. In addition, we offer loan terms of up to 120 months on motor homes, and qualifying travel trailers and boats. All automobile loans are risk priced based on the percentage of cost, or established value, being financed. Consumer loans are made with both fixed and variable interest rates and with varying terms.

At September 30, 2008, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit. Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a first or second mortgage on residential property. The maximum loan-to-value ratio is 80%, when taking into account both the balance of the home equity loan and the first mortgage loan. Home equity lines of credit allow for a ten-year draw period, plus an additional ten year repayment period, and the interest rate is tied to the Prime rate as published in The Wall Street Journal, and may include a margin.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity loans and lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. Nevertheless, home equity loans and lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold. In addition, we do not have private mortgage insurance coverage for these loans. We do not actively participate in wholesale or brokered home equity loan origination.

Commercial Business Lending. As part of our strategic plan, we are focusing on increasing the commercial business loans that we originate, including lines of credit, term loans and letters of credit. These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment and general investment. Loan terms vary from one to seven years. The interest rates on such loans are generally floating rates indexed to the Wall Street Journal Prime rate plus a margin.

Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the general liquidity and secondary cash flow support of the borrower. Advance ratios against collateral provide additional support to repay the loan. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2008, regarding the dollar amount of loans maturing or repricing in our portfolio based on their contractual terms to maturity or next repricing date, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total
	(in thousands)
Real estate:
One- to four-family residential	$ 14,000	$ 48,056	$15,016	$53,980	$79,449	$210,501
Multi-family residential	398	3,473	1,530	1,129	1,947	8,477
Commercial	13,049	48,926	59,653	29,457	648	151,733
Total real estate	27,447	100,455	76,199	84,566	82,044	370,711

Real estate construction:
One- to four-family residential	13,448	--	--	--	--	13,448
Multi-family residential	920	--	--	--	--	920
Commercial and land development	18,674	--	--	--	--	18,674
Total real estate construction	33,042	--	--	--	--	33,042

Consumer:
Home equity	35,893	58	278	1,129	15,596	52,954
Automobile	39	802	683	366	13	1,903
Other consumer	265	424	659	12	10	1,370
Total consumer	36,197	1,284	1,620	1,507	15,619	56,227

Commercial business	3,595	766	951	59	14	5,385
Total loans receivable	$100,281	$102,505	$78,770	$86,132	$97,677	$465,365

The following table sets forth the dollar amount of all loans maturing or repricing more than one year after September 30, 2008, which have fixed interest rates and have floating or adjustable interest rates.

	Floating or Adjustable Rate	Fixed Rates	Total
	(in thousands)
Real estate:
One- to four-family residential	$ 61,758	$134,743	$196,501
Multi-family residential	6,132	1,947	8,079
Commercial	119,672	19,012	138,684
Total real estate	187,562	155,702	343,264

Real estate construction:
One- to four-family residential	--	--	--
Multi-family residential	--	--	--
Commercial and land development	--	--	--
Total real estate construction	--	--	--

Consumer:
Home equity	--	17,061	17,061
Automobile	--	1,864	1,864
Other consumer	--	1,105	1,105
Total consumer	--	20,030	20,030

Commercial business	320	1,470	1,790

Total loans receivable	$187,882	$177,202	$365,084

Loan Solicitation and Processing. Loan originations are obtained primarily from walk-in customers and referrals from builders and realtors. As part of our commercial banking strategy, we are focusing our efforts in increasing the amount of our direct originations of commercial and multi-family real estate loans, construction loans to builders and commercial business loans. Residential real estate loans are solicited through media advertising, direct mail to existing customers and by realtor referrals. Loan originations are further supported by lending services offered through our internet website, advertising, cross-selling and through our employees' community service.

Upon receipt of a loan application from a prospective borrower, we obtain a credit report and other data to verify specific information relating to the applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an appraiser we have retained and approved, and who is licensed in the State of Idaho.

Mortgage loan applications are initiated by loan officers and are required to be approved by our underwriting staff who have appropriately delegated lending authority. Loans that exceed the underwriter’s lending authority must be approved by one or more members of the Management Loan Committee. We require title insurance on real estate loans as well as fire and casualty insurance on all secured loans and on home equity loans and lines of credit where the property serves as collateral.

Loan Originations, Servicing, Purchases and Sales. During the year ended September 30, 2008, our total loan originations were $190.3 million. The majority of all first lien residential mortgages are sold to the secondary market at the time of origination. During the year ended September 30, 2008, we sold $48.0 million to the secondary market. This number included $4.9 million in loans originated in prior years. The remaining $43.1 million of loans represents 89.9% of total current year one- to four-family residential loan originations. Our primary secondary market relationships have been with Freddie Mac, Fannie Mae and major correspondent banks.  The decline in loans sold during 2008 was a result of the slowdown in new and existing home sales during the year combined with higher mortgage rates.

One- to four-family home loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of our special community development loans under the Community Reinvestment Act. We utilize the Freddie Mac Loan Prospector and Fannie Mae Desktop Underwriter automated loan systems to underwrite the majority of our residential first mortgage loans (excluding community development loans). The remaining loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our Board-approved loan policy. The underwriting criteria we use on loans that are not sold to investors and retained in our portfolio are at least as stringent as those we use for the loans we sell.

Since 2006, the majority of our one- to four-family home loans have been sold into the secondary market with servicing released. Loans are generally sold on a non-recourse basis. In the past, we generally retained the servicing on the majority of loans sold into the secondary market. On August 28, 2008, Home Federal Bank entered into a binding agreement with another bank whereby Home Federal Bank would sell its remaining servicing rights. The purchase price was 1.02% of the unpaid principal balance of all loans in the servicing portfolio, except for those loans that are 60 days or more past due, in litigation, in bankruptcy or in foreclosure as of October 31, 2008. The transfer is to be completed by December 16, 2008. At September 30, 2008, our residential loan servicing portfolio was $167.0 million.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2008	2007	2006
	(in thousands)
Loans originated:
Real estate:
One- to four-family residential (1)	$ 48,114	$ 96,254	$124,670
Multi-family residential	1,819	2,000	345
Commercial	47,662	23,598	26,152
Total real estate	97,595	121,852	151,167

Real estate construction:
One- to four-family residential	17,853	41,529	58,233
Multi-family residential	--	1,770	9
Commercial and land development	14,152	18,266	19,623
Total real estate construction	32,005	61,565	77,865

Consumer:
Home equity	35,339	32,136	33,454
Automobile	894	654	667
Other consumer	3,104	3,264	2,876
Total consumer	39,337	36,054	36,997

Commercial business	21,352	5,159	5,164

Total loans originated	190,289	224,630	271,193

Loans purchased:
One- to four-family residential	--	--	38,782

Loans sold:
One- to four-family residential	(47,968)	(96,370)	(81,575)
Participation loans	--	--	--
Total loans sold	(47,968)	(96,370)	(81,575)

Principal repayments	(161,575)	(149,714)	(157,581)
Transfer to real estate owned	(1,394)	(857)	--
Increase (decrease) in other items (net)	(1,730)	149	(128)

Net increase (decrease) in loans receivable and loans held for sale	$(22,378)	$(22,162)	$ 70,691
________
(1)	Includes originations of loans held for sale of $45.9 million, $97.2 million, and $80.1 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate related products. Loan fees generally represent a percentage of the principal amount of the loan, and are paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $973,000 of net deferred loan fees and costs as of September 30, 2008.

Asset Quality

The objective of our loan review process is to determine risk levels and exposure to loss. The depth of review varies by asset types, depending on the nature of those assets. While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable advantage to risk assessment. Asset types with these characteristics may be reviewed as a total portfolio on the basis of risk indicators such as delinquency (consumer and residential real estate loans) or credit rating. A formal review process is conducted on individual assets that represent greater potential risk. A formal review process is a total reevaluation of the risks associated with the asset and is documented by completing an asset review report. Certain real estate-related assets must be evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of loss exposure and, consequently, the adequacy of valuation allowances.

We define a loan as being impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. Large groups of smaller balance homogenous loans such as consumer secured loans, residential mortgage loans and consumer unsecured loans are collectively evaluated for potential loss. All other loans are evaluated for impairment on an individual basis.

We generally assess late fees or penalty charges on delinquent loans of five percent of the monthly principal and interest amount. The borrower is given a 10 to 15-day grace period to make the loan payment depending on loan type. When a borrower fails to make a required payment when it is due, we institute collection procedures. The first notice is mailed to the borrower on the day following the expiration of the grace period requesting payment and assessing a late charge. Attempts to contact the borrower by telephone generally begin upon the 30th day of delinquency. If a satisfactory response is not obtained, continual follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower are made to establish the cause of the delinquency, whether the cause is temporary, the attitude of the borrower toward the debt and a mutually satisfactory arrangement for curing the default.

The Board of Directors is informed monthly as to the number and dollar amount of commercial, mortgage and consumer loans that are delinquent by more than 30 days, and is given information regarding classified assets.

If a borrower is chronically delinquent and all reasonable means of obtaining payments have been exercised, we will seek to recover any collateral securing the loan according to the terms of the security instrument and applicable law. In the event of an unsecured loan, we will either seek legal action against the borrower or refer the loan to an outside collection agency.

The following table shows our delinquent loans by the type of loan and number of days delinquent as of September 30, 2008:

	Loans Delinquent For:				Total
	60-89 Days		Over 90 Days		Delinquent Loans
	Number of Loans	Principal Balance Loans	Number of Loans	Principal Balance Loans	Number of Loans	Principal Balance Loans
	(in thousands)
Real estate:
One- to four-family residential	7	$ 878	9	$ 1,518	16	$ 2,396
Multi-family residential	--	--	--	--	--	--
Commercial	1	1,150	1	100	2	1,250
Total real estate	8	2,028	10	1,618	18	3,646

Real estate construction:
One- to four-family residential	2	242	8	2,724	10	2,966
Multi-family residential	--	--	--	--	--	--
Commercial and land development	--	--	1	353	1	353
Total real estate construction	2	242	9	3,077	11	3,319

Consumer:
Home equity	4	306	4	195	8	501
Automobile	1	1	--	--	1	1
Other consumer	1	4	--	--	1	4
Total consumer	6	311	4	195	10	506

Commercial business	1	8	--	--	1	8

Total	17	$2,589	23	$ 4,890	40	$ 7,479

When a loan becomes 90 days delinquent, we place the loan on nonaccrual status; accordingly, we have no accruing loans that are contractually past due 90 days or more. As of September 30, 2008, nonaccrual loans as a percentage of total loans was 2.16%, and as a percentage of total assets it was 1.37%.

Nonperforming Assets. The following table sets forth information with respect to our nonperforming assets and troubled debt restructurings within the meaning of Statement of Financial Accounting Standards (“FAS”) No. 15 for the periods indicated. During the periods presented, there were no accruing loans that were contractually past due 90 days or more. Nonperforming assets include real estate acquired through foreclosure and loans that are not delinquent but exhibit weaknesses that have evidenced doubt as to our ability to collect all contractual principal and interest and have been classified as impaired under FAS No. 114. As a result, nonperforming loans and nonperforming assets were higher in balance than total delinquent loans at September 30, 2008. There were $31,000 of troubled debt restructurings at September 30, 2008 that were not delinquent or in nonperforming status.

	At September 30,
	2008	2007	2006	2005	2004
	(in thousands)
Loans accounted for on a non-accrual basis:
Real estate:
One- to four-family residential	$1,518	$ 588	$ 358	$ 388	$ --
Multi-family residential	--	--	--	--	--
Commercial	100	407	--	--	560
Total real estate	1,618	995	358	388	560

Real estate construction:
One- to four-family residential	3,787	436	--	--	--
Multi-family residential	--	--	--	--	--
Commercial and land development	4,204	--	--	--	--
Total real estate construction	7,991	436	--	--	--

Consumer:
Home equity	306	100	30	79	30
Automobile	--	--	--	5	7
Other consumer	10	--	--	6	13
Total consumer	316	100	30	90	50

Commercial business	20	--	--	--	--
Total loans	9,945	1,531	388	478	610
Accruing loans which are contractually past due 90 days or more	--	--	--	--	--
Total of nonaccrual and 90 days past due loans	9,945	1,531	388	478	610
Repossessed assets	--	--	--	--	--
Real estate owned	650	549	--	534	113
Total nonperforming assets	$10,595	$2,080	$ 388	$1,012	$ 723

Restructured loans	$ 812	$ 35	$ 11	$ 322	$ --

Allowance for loan loss on nonperforming loans	1,733	66	--	7	92

Classified assets included in nonperforming assets	10,152	1,666	388	1,000	704

Allowance for loan loss on classified assets	1,767	191	46	64	225

Nonaccrual and accruing loans 90 days or more past due as a percentage of loans receivable	2.16%	0.32%	0.08%	0.11%	0.16%

Nonaccrual and accruing loans 90 days or more past due as a percentage of total assets	1.37%	0.22%	0.05%	0.07%	0.08%

Nonperforming assets as a percentage of total assets	1.46%	0.29%	0.05%	0.15%	0.10%

Loans receivable, net	$459,813	$480,118	$503,065	$430,944	$392,634

Nonaccrued interest (1)	182	36	11	5	12

Total assets	725,070	709,954	761,292	689,577	743,867
________
(1)	If interest on the loans classified as nonaccrual had been accrued, interest income in these amounts would have been recorded on nonaccrual loans.

Real Estate Owned and Other Repossessed Assets. Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. Other repossessed collateral, including autos, are also recorded at the lower of cost (i.e., the unpaid principal balance plus repossession costs) or fair market value. As of September 30, 2008, we had $650,000 in real estate owned.

Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring."  In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of September 30, 2008, we had three restructured loans with an aggregate balance of $812,000.

Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth, liquidity and paying capacity of the borrower or any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent and approved by the Classified Asset Committee to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances.

In connection with the filing of periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, as of September 30, 2008, we had classified assets of $10.6 million. The total amount of classified assets represented 5.2% of equity capital and 1.5% of total assets as of September 30, 2008. The increase in classified assets from prior year detailed in the table above was due to an increase in troubled loans primarily in our construction and land development portfolio. As of September 30, 2008, there were 18 impaired loans included in classified assets. The aggregate amounts of classified assets at the dates indicated were as follows:

	At September 30,
	2008	2007
	(in thousands)
Classified assets:
Doubtful	$ --	$ 10
Substandard	10,638	4,521
Total	$10,638	$4,531

Classified assets included in nonperforming loans	$ 9,945	$1,531
Specific allowance for loan loss on classified assets	1,767	191

Potential Problem Loans. Potential problem loans are loans that do not yet meet the criteria for placement on non-accrual status, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of the borrowers to comply with present loan repayment terms. This may result in the future inclusion of such loans in the non-accrual loan category. As of September 30, 2008, the aggregate amount of potential problem loans was $8.6 million, which includes loans that were rated “Special Mention” or “Substandard under the Bank’s risk grading process but were not impaired or on non-accrual status as well as other delinquent loans that possessed inherent weaknesses other than their delinquent status.  The $8.6 million balance includes $4.0 million in loans secured by commercial real estate loans, $2.3 million in one- to four- family residential real loans and $2.3 million in real estate construction and land development loans.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	At September 30,
	2008			2007			2006			2005			2004
	(in thousands)
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans
Real estate:
One- to four-family residential	$210,501	$849	45.23%	$249,545	$ 840	51.55%	$293,640	$ 873	57.88%	$252,126	$ 784	58.00%	$242,818	$ 704	61.27%
Multi-family residential	8,477	70	1.82	6,864	60	1.42	7,049	61	1.39	5,454	61	1.25	6,265	75	1.58
Commercial	151,733	1,345	32.61	133,823	1,205	27.64	125,401	1,087	24.72	116,432	1,297	26.78	93,575	1,281	23.61
Total real estate	370,711	2,264	79.66	390,232	2,105	80.61	426,090	2,021	83.99	374,012	2,142	86.03	342,658	2,060	86.46

Real estate construction:
One- to four-family residential	13,448	610	2.89	20,545	188	4.24	23,678	290	4.67	14,421	241	3.32	7,207	69	1.82
Multi-family residential	920	11	0.20	1,770	23	0.37	--	--	--	1,427	18	0.33	834	11	0.21
Commercial and land development	18,674	1,029	4.01	21,899	245	4.52	16,344	294	3.22	7,470	132	1.72	11,151	148	2.81
Total real estate	33,042	1,650	7.10	44,214	455	9.13	40,022	584	7.89	23,318	391	5.37	19,192	228	4.84

Consumer:
Home equity	52,954	529	11.38	42,990	311	8.88	34,143	243	6.73	28,558	192	6.57	27,351	204	6.90
Automotive	1,903	29	0.41	2,173	35	0.45	3,245	58	0.64	4,576	79	1.05	3,838	79	0.97
Other consumer	1,370	28	0.29	1,405	37	0.29	1,300	32	0.26	1,530	39	0.35	1,949	45	0.49
Total consumer	56,227	586	12.08	46,568	383	9.62	38,688	333	7.63	34,664	310	7.97	33,138	328	8.36

Commercial business	5,385	79	1.16	3,122	45	0.64	2,480	36	0.49	2,759	39	0.63	1,363	21	0.34

Total loans	$465,365	$4,579	100.00%	$484,136	$2,988	100.00%	$507,280	$2,974	100.00%	$434,753	$2,882	100.00%	$396,351	$2,637	100.00%

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(in thousands)

Allowance at beginning of period	$ 2,988	$2,974	$2,882	$2,637	$1,853
Provisions for loan losses	2,431	409	138	456	900
Transfer to unfunded commitments	--	(192)	--	--	--

Recoveries:
Real estate:
One- to four-family residential	--	--	--	--	1
Multi-family residential	--	--	--	--	--
Commercial	--	--	--	2	--
Total real estate	--	--	--	2	1

Real estate construction:
One- to four-family residential	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial and land development	--	--	--	--	--
Total real estate construction	--	--	--	--	--

Consumer:
Home equity	--	--	--	12	--
Automobile	9	4	12	--	12
Other consumer	15	12	12	9	7
Total consumer	24	16	24	21	19

Commercial business	--	--	--	--	--
Total recoveries	24	16	24	23	20

Charge-offs:
Real estate:
One- to four-family residential	665	73	--	--	60
Multi-family residential	--	--	--	--	--
Commercial	--	--	--	56	--
Total real estate	665	73	--	56	60

Real estate construction:
One- to four-family residential	--	91	--	--	--
Multi-family residential	--	--	--	--	--
Commercial and land development	--	--	--	--	--
Total real estate construction	--	91	--	--	--

Consumer:
Home equity	137	--	3	19	--
Automobile	23	--	3	22	23
Other consumer	39	36	33	51	53
Total consumer	199	36	39	92	76

Commercial business	--	19	31	86	--
	864	219	70	234	136
Total charge-offs	840	203	46	211	116
Net charge-offs	$ 4,579	$ 2,988	$2,974	$2,882	$2,637
Balance at end of period

Allowance for loan losses as a percentage of total loans outstanding at the end of the period	0.98%	0.62%	0.59%	0.67%	0.67%
Net charge-offs as a percentage of average loans outstanding during the period	0.18%	0.04%	0.01%	0.05%	0.03%
Allowance for loan losses as a percentage of nonaccrual and 90 days or more past due loans at end of period	46.04%	195.17%	766.49%	602.97%	432.30%

Management reviews the allowance for loan losses on at least a quarterly basis and establishes the provision for loan losses based on the risk composition of the loan portfolio, delinquency levels, loss experience, economic conditions, bank regulatory examination results, seasoning of the loan portfolios and other factors related to the collectibility of the loan portfolio The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

In estimating our allowance for loan losses, we consider our historical loss ratios as a basis for our general loss reserve. We then adjust those historical loss rates after consideration of current internal and external environmental factors. We consider economic indicators that may correlate to higher, or lower, loss ratios in the current environment compared to our historical loss experience. These external factors include trends in unemployment, levels of foreclosures and bankruptcy filings, vacancy rates and peer bank delinquency levels, as well as several other economic factors in our market area. Internal factors include changes in underwriting criteria or policies, management turnover and the results of our internal loan review processes and audits. Further, we estimate a range of losses in each loan portfolio. Management then judgmentally selects a level of allowance for loan loss within those ranges that best reflects our estimate of our loss exposure. Classified assets that are not impaired are assigned an estimated loss percentage at a higher rate than nonclassified assets as these loans, by their nature, represent a higher likelihood of incurred loss. If management determines the repayment of an impaired loan is dependent upon the liquidation of collateral, an updated appraisal is requested. Management usually applies a discount to the appraised value and in some situations may use the appraiser’s “quick sale” value, each further reduced by estimated costs to sell.

Management believes the allowance for loan losses as of September 30, 2008, represents our best estimate of known and unknown but probable, incurred losses inherent in our loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of Home Federal Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	At September 30,
	2008	2007	2006	2005	2004
	(in thousands)

Provisions for loan losses	$2,431	$ 409	$ 138	$ 456	$ 900
Allowance for loan losses	4,579	2,988	2,974	2,882	2,637
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	0.98%	0.62%	0.59%	0.67%	0.67%

Net charge-offs	$ 840	$ 203	$ 46	$ 211	$ 116
Total of nonaccrual and 90 days past due loans	9,945	1,531	388	478	610
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable	2.16%	0.32%	0.08%	0.11%	0.16%

Loans receivable, net	$459,813	$480,118	$503,065	$430,944	$392,634

Investment Activities

General. OTS regulations permit the Bank and the Company to invest in various types of liquid assets, including U.S. Treasury obligations, securities of U.S. Government-sponsored enterprises, certain certificates of deposit of federally-insured banks and savings institutions, banker's acceptances, repurchase agreements and federal funds. Subject to various restrictions, we also may invest a portion of our assets in commercial paper and corporate debt securities.

Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The investment policies generally limit investments to Treasury notes, mortgage-backed securities, obligations of U.S. government sponsored enterprises, municipal bonds, certificates of deposit and marketable corporate debt obligations. Investment in mortgage-backed securities includes those issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. In 2008, Freddie Mac and Fannie Mae were placed into conservatorship under the U.S. Treasury Department. As a result, these securities are now backed by the full faith and credit of the U.S. government. We do not own direct obligations of Freddie Mac or Fannie Mae in the form of preferred or common stock or subordinated debt obligations.

From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management's projections as to the demand for funds to be used in loan originations, deposits and other activities.

Mortgage-Backed Securities. Our mortgage-backed securities had a fair value of $188.8 million and a $191.1 million amortized cost at September 30, 2008. The mortgage-backed securities were primarily comprised of Fannie Mae and Freddie Mac mortgage-backed securities. At September 30, 2008, the portfolio had a weighted-average coupon rate of 4.73% and an estimated weighted-average yield of 4.54%. These securities had an estimated average maturity of 17.2 years and an estimated average life of 4.5 years at September 30, 2008.

During the quarter ended June 30, 2007, the Company transferred its entire portfolio of held to maturity mortgage- backed securities to available for sale to meet the additional liquidity needs associated with increasing commercial banking activities.

Non-agency mortgage-backed securities are comprised of whole-loan pools securitized by Countrywide, now Bank of America, and Lehman Brothers. While the fair value of these securities was below amortized cost, management’s review of the delinquency levels, loan to value ratios and credit support of these loan pools did not indicate other than temporary impairment of these securities at September 30, 2008. Management continues to monitor these mortgage-backed securities as they do not enjoy the guarantee of the U.S. Treasury that mortgage-backed securities issued by Freddie Mac, Fannie Mae and GNMA.

The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	At September 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for sale:
Mortgage-backed securities:
Fannie Mae	$ 101,626	$ 100,602	$ 68,019	$ 66,477	$ --	$ --
Freddie Mac	86,104	85,128	94,484	92,394	--	--
Non-Agency	3,390	3,057	3,464	3,387	12,476	12,182
Total available for sale	$191,120	$188,787	$165,967	$162,258	$12,476	$ 12,182

Held to maturity:
Mortgage-backed securities:
Fannie Mae	$ --	$ --	$ --	$ --	$65,234	$ 63,452
Freddie Mac	--	--	--	--	114,505	111,954
Non-Agency	--	--	--	--	3,540	3,436
Total held to maturity	$ --	$ --	$ --	$ --	$183,279	$178,842

At September 30, 2008, Management believes that the Company had the ability and intent to hold these securities until their value has recovered to amortized cost.

The table below sets forth information regarding the amortized cost, weighted average yields and maturities or periods to repricing of our investment portfolio at September 30, 2008.

	Amount Due or Repricing within:
	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		Over 10 Years		Totals
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(in thousands)
Available for sale:
Mortgage-backed securities:
Fannie Mae	$ 4,177	4.39%	$20,164	3.39%	$10,686	4.70%	$66,599	4.74%	$101,626	4.45%
Freddie Mac	11,470	4.43	6,704	4.65	18,564	4.42	49,366	4.76	86,104	4.69
Non-Agency	3,390	4.69	--	--	--	--	--	--	3,390	4.63
Total available for sale	$19,037	4.47%	$26,868	3.70%	$29,250	4.52%	$115,965	4.75%	$191,120	4.54%
________
(1)
Interest and dividends are reported on a tax-equivalent basis. During the time period presented, the Company did not own any tax exempt investment securities. For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost.

The following table sets forth certain information with respect to each category which had an aggregate book value in excess of 10% of our total equity at the date indicated.

	At September 30, 2008
	Amortized Cost	Fair Value
	(in thousands)
Available for sale:
Mortgage-backed securities:
Fannie Mae	$101,626	$100,602
Freddie Mac	86,104	85,128
Total available for sale	$187,730	$185,730

Federal Home Loan Bank Stock. As a member of the FHLB of Seattle, the Bank is required to own its capital stock. The amount of stock the Bank holds is based on percentages specified by the FHLB of Seattle on outstanding advances. The redemption of any excess stock the Bank holds is at the discretion of the FHLB of Seattle. At September 30, 2008, the carrying value of FHLB stock totaled $9.6 million.

Bank-Owned Life Insurance. We purchased bank-owned life insurance policies ("BOLI") to offset employee benefit costs. At September 30, 2008, we had an $11.6 million investment in “general account” life insurance contracts. The potential death benefits as of September 30, 2008 were $23.0 million. All of the insurance companies that issued the policies in the Bank’s BOLI portfolio had investment grade ratings by Moody’s, Standard & Poor’s, Fitch and A.M Best at September 30, 2008.

Deposit Activities and Other Sources of Funds

General. Deposits are the major source of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings from the FHLB of Seattle are used to supplement the availability of funds from other sources and also as a source of term funds to assist in the management of interest rate risk.

Our deposit composition reflects a mixture with certificates of deposit accounting for 47.6% of the deposit portfolio while interest and noninterest-bearing checking, savings and money market accounts comprise the balance of total deposits. We rely on marketing activities, convenience, customer service and the availability of a broad range of competitively priced deposit products and services to attract and retain customer deposits.

Deposits. With the exception of our Health Savings Accounts, substantially all of our depositors are residents of the State of Idaho. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates and terms to maturity. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

At September 30, 2008, we had $54.5 million of jumbo ($100,000 or more) certificates of deposit, which are primarily from local customers, representing 14.6% of total deposits at that date. At September 30, 2008, we had no brokered certificates of deposit.

Deposit Activities. The following table sets forth the total deposit activities of Home Federal Bank for the periods indicated.

	Year Ended September 30,
	2008	2007	2006
	(in thousands)

Beginning balance	$404,609	$430,281	$396,325
Net deposits before interest credited	(42,230)	(38,025)	24,203
Interest credited	10,546	12,353	9,753
Net increase (decrease) in deposits	(31,684)	(25,672)	33,956
Ending balance	$372,925	$404,609	$430,281

Time Deposits by Rates. The following table sets forth the time deposits in Home Federal Bank classified by rates as of the dates indicated.

	At September 30,
	2008	2007	2006
	(in thousands)

0.00 - 0.99%	$ 11	$ 374	$ 268
1.00 - 1.99	--	5	341
2.00 - 2.99	49,598	2,257	17,924
3.00 - 3.99	54,669	24,012	57,055
4.00 - 4.99	55,050	63,632	75,300
5.00 - 5.99	16,234	123,617	74,728
6.00 - 8.99	1,842	1,294	8,108
Total	$177,404	$215,191	$233,724

Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 2008.

	Amounts Due
	Less Than 1 Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years	Total
	(in thousands)

0.00 – 1.99%	$ 11	$ --	$ --	$ --	$ --	$ 11
2.00 - 2.99	42,948	1,521	90	5,039	--	49,598
3.00 - 3.99	42,387	8,718	1,892	871	801	54,669
4.00 - 4.99	37,094	12,195	3,082	1,506	1,173	55,050
5.00 - 5.99	9,433	2,983	2,685	1,127	6	16,234
6.00 - 8.99	1,450	277	9	106	--	1,842
Total	$133,323	$25,694	$7,758	$8,649	$1,980	$177,404

The following table sets forth information concerning our time deposits and other deposits at September 30, 2008.

Weighted Average Interest Rate	Original Term	Category	Amount, in thousands	Percentage of Total Deposits

0.84%	N/A	Savings deposits	$26,409	7.08%
0.40	N/A	Interest-bearing demand deposits	55,450	14.87
--	N/A	Noninterest-bearing demand deposits	41,398	11.10
1.66	N/A	Money market accounts	51,142	13.71
0.91	N/A	Health savings accounts	21,122	5.66

		Certificates of Deposit
3.38	1-12 months	Fixed term, fixed rate	98,087	26.30
4.24	13-24 months	Fixed term, fixed rate	41,938	11.25
4.14	25-36 months	Fixed term, fixed rate	8,758	2.35
4.28	37-60 months	Fixed term, fixed rate	28,439	7.63
4.81	Over 60 months	Fixed term, fixed rate	182	0.05
		Total certificates of deposit	177,404	47.57

		Total deposits	$372,925	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2008. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Certificates of Deposit of $100,000 or More
(in thousands)

Three months or less	$17,478
Over three through six months	10,468
Over six through twelve months	13,234
Over twelve months	13,342
Total	$54,522

Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by Home Federal Bank at the dates indicated.

	At September 30,
	2008			2007			2006
	Amount	Percent Of Total	Increase/ (Decrease)	Amount	Percent Of Total	Increase/ (Decrease)	Amount	Percent Of Total	Increase/ (Decrease)
	(in thousands)
Savings deposits	$ 26,409	7.08%	$ 3,293	$ 23,116	5.71%	$ (539)	$ 23,655	5.50%	$ (1,564)
Demand deposits	96,848	25.98	(281)	97,129	24.01	(11,413)	108,542	25.22	(247)
Money market accounts	51,142	13.71	5,441	45,701	11.30	12,278	33,423	7.77	1,902
Health savings accounts	21,122	5.66	(2,350)	23,472	5.80	(7,465)	30,937	7.19	(2,394)
Fixed rate certificates that mature in the year ending: Within 1 year	133,323	35.75	(39,261)	172,584	42.65	(15,877)	188,461	43.80	81,444
After 1 year, but within 2 years	25,694	6.89	647	25,047	6.19	(3,360)	28,407	6.60	(34,295)
After 2 years, but within 5 years	18,212	4.88	847	17,365	4.29	768	16,597	3.86	(10,346)
After 5 years	175	0.05	(20)	195	0.05	(64)	259	0.06	5
Other certificates of deposit	--	--	--	--	--	--	--	--	(549)
Total	$372,925	100.00%	$(31,684)	$404,609	100.00%	$(25,672)	$430,281	100.00%	$33,956

Borrowings. We use advances from the FHLB of Seattle to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities. As one of our capital management strategies, we have and may use borrowings from the FHLB to fund the purchase of investment securities and origination of loans in order to increase our net interest income when attractive opportunities exist.

As a member of the FHLB, we are required to own its capital stock. Advances are made individually under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. We maintain a committed credit facility with the FHLB that provides for immediately available advances up to an aggregate of 40% of the Bank’s total assets, or $270.4 million as of September 30, 2008. At September 30, 2008, our outstanding advances from the FHLB totaled $137.0 million, with additional borrowing capacity of $133.4 million. Our advances with the FHLB are collateralized by our FHLB stock and through a blanket pledge on our first lien one- to four-family residential real estate loan portfolio and our securities portfolio.

The following table sets forth information regarding our borrowings at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	Year Ended September 30,
	2008	2007	2006
	(in thousands)
Maximum amount of borrowing outstanding at any month end: FHLB advances	$181,000	$223,000	$214,000

Approximate average borrowings outstanding: FHLB advances	158,000	202,000	191,000
Approximate weighted average rate paid on: FHLB advances	4.60%	4.49%	4.20%

	At September 30,
	2008	2007	2006
	(in thousands)
Balance outstanding at end of period: FHLB advances	$136,972	$180,730	$210,759
Weighted average rate at end of period on: FHLB advances	4.68%	4.55%	4.36%

At September 30, 2008, we also had a $10.0 million federal funds line available for use through a national commercial bank. We also had access to the Federal Reserve Bank’s discount window. No funds were drawn on either facility at September 30, 2008.

Competition

We face intense competition in originating loans and in attracting deposits within our targeted geographic market. We compete by leveraging our full service delivery capability comprised of 15 convenient branch locations, including five branches located inside Wal-Mart Superstores offering extended banking hours, call center and Internet banking, and consistently delivering high-quality, individualized service to our customers that result in a high level of customer satisfaction. Our key competitors are U.S. Bank, Wells Fargo, Key Bank and JPMorgan Chase (formerly Washington Mutual). These competitors control approximately 47% of the deposit market with $3.9 billion of the $8.2 billion in total deposits in our market areas as of June 30, 2008. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are an increasingly competing challenge for consumer deposit relationships.

Our competition for loans comes principally from mortgage bankers, commercial banks, credit unions and finance companies. Several other financial institutions, including those previously mentioned, have greater resources than we do and compete with us for lending business in our targeted market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources and allocate their investment assets to regions of highest yield and demand. This competition for the origination of loans may limit our future growth and earnings prospects.

Subsidiaries and Other Activities

Home Federal Bank has one wholly-owned subsidiary, Idaho Home Service Corporation, which was established in 1981 as Home Service Corporation for the purpose of facilitating various business activities. Since 2000, Idaho Home Service Corporation has been inactive.

Personnel

At September 30, 2008, we had 201 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We believe our relationship with our employees is good.

Internet Website

We maintain a website with the address www.myhomefed.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, Proxy Statements, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission. We have also posted our code of ethics and board committee charters on this site.

HOW WE ARE REGULATED

The following is a brief description of certain laws and regulations which are applicable to Home Federal Bancorp and Home Federal Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere in this annual report, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing us may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

Regulation and Supervision of Home Federal Bank

General. Home Federal Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as its deposit insurer. Home Federal Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund administered by the FDIC. Home Federal Bank must file reports with the Office of Thrift Supervision and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the FDIC to evaluate Home Federal Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the FDIC or Congress, could have a material adverse impact on Home Federal Bancorp and Home Federal Bank and their operations.

Home Federal Bancorp, as a savings and loan holding company, is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Home Federal Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.  The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (”TARP”).

The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled asset of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  We did not apply for government assistance through the Capital Purchase Program under the U.S. Treasury Department’s TARP. We believe our high capital level and liquid balance sheet provides us flexibility in today's environment to execute our growth plans without TARP capital.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program, which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts (“TAGP”).  Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program, under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies (“DGP”).  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We elected to continue to participate in the TAGP, but did not participate in the DGP component.

Office of Thrift Supervision. The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, Home Federal Bank is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Home Federal Bank and Home Federal Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

In addition, the investment, lending and branching authority of Home Federal Bank also are prescribed by federal laws, which prohibit Home Federal Bank from engaging in any activities not permitted by these laws. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision. Federal savings institutions are also generally authorized to branch nationwide. Home Federal Bank is in compliance with the noted restrictions.

All savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries. Home Federal Bank’s Office of Thrift Supervision assessment for the fiscal year ended September 30, 2008 was $162,000.

Home Federal Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2008,

Home Federal Bank’s lending limit under this restriction was $22.7 million and, at that date, Home Federal Bank’s largest single loan to one borrower was $5.1 million, which was performing according to its original terms.

The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Federal Home Loan Bank System. Home Federal Bank is a member of the Federal Home Loan Bank of Seattle, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing. At September 30, 2008, Home Federal Bank had $137.0 million of outstanding advances from the Federal Home Loan Bank of Seattle under an available credit facility of $270.4 million, which is limited to available collateral. See Business – Sources of Funds – Borrowings.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Seattle. At September 30, 2008, Home Federal Bank had $9.6 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

Under federal law, the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Home Federal Bank’s Federal Home Loan Bank stock may result in a corresponding reduction in Home Federal Bank’s capital.

Federal Deposit Insurance Corporation. Home Federal Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. At September 30, 2008, assessment rates were determined by the Federal Deposit Insurance Corporation and ranged from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV).

The FDIC is proposing additional changes to these risk categories and the insurance premium assessment rates. As of November 8, 2008, the proposed rule would add surcharges to the insurance assessment rates for institutions with higher exposure to unsecured debt, secured liabilities and brokered deposits. If the rule is made final and enacted,

Risk Category I base assessments would be 10 to 14 basis points with surcharges taking the total base assessment rate to as high as 21 basis points. Risk Category IV institutions could be assessed rates as high as 77.5 basis points.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. Home Federal Bank’s one-time credit was $239,869, the remainder of which was utilized during fiscal year 2008.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits. At September 30, 2008, this ratio had fallen below 1.15%, which necessitated the proposed adjustment to the assessment rates mentioned above.

A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Home Federal Bank. There can be no prediction as to what insurance assessment rates will be in the future, although a change in the assessment rates is proposed to go into effect in January 2009, which, if enacted, will increase Home Federal Bank’s assessment rate from 5 basis points to approximately 10 basis points per dollar insured. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Office of Thrift Supervision. Management of Home Federal Bank is not aware of any practice, condition or violation that might lead to termination of Home Federal Bank’s deposit insurance.

In response to the financial liquidity and credit crisis that started in July 2007 and deteriorated through 2008, the FDIC increased the coverage limit of insurable deposits to $250,000 from $100,000 and, in coordination with the U.S. Treasury Department, implemented the Temporary Liquidity Guarantee Program in October 2008.  See “Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises” above for additional discussion.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ended September 30, 2008, averaged 0.01 basis points of assessable deposits.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At September 30, 2008, Home Federal Bank exceeded each of these capital requirements.

Prompt Corrective Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.” Office of Thrift Supervision regulations also require that a capital restoration plan be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At September 30, 2008, Home Federal Bank was categorized as “well capitalized” under the prompt corrective action regulations of the Office of Thrift Supervision.

Qualified Thrift Lender Test. All savings institutions, including Home Federal Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments.

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of September 30, 2008, Home Federal Bank maintained 83.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitations on Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as Home Federal Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the calendar year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Home Federal Bank may pay dividends to Home Federal Bancorp in accordance with this general authority.

Savings institutions proposing to make any capital distribution need not submit written notice to the Office of Thrift Supervision prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns.

Activities of Savings Institutions and their Subsidiaries. When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that it controls, the savings institution must notify the FDIC and the Office of Thrift Supervision 30 days in advance and provide the information each agency may, by regulation, require. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

The Office of Thrift Supervision may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the institution or is inconsistent with sound banking practices or with the purposes of the Federal Deposit Insurance Act. Based upon that determination, the FDIC or the Office of Thrift Supervision has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Depositors Insurance Fund. If so, it may require that no member of the Depositors Insurance Fund engage in that activity directly.

Transactions with Affiliates. Home Federal Bank’s authority to engage in transactions with “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Home Federal Bancorp and its non-savings institution subsidiaries are affiliates of Home Federal Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, there is a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Home Federal Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans Home Federal Bank may make to insiders based, in part, on Home Federal Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Community Reinvestment Act. Under the Community Reinvestment Act, every Federal Deposit Insurance Corporation-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of Home Federal Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Home Federal Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Home Federal Bank may be required to devote additional funds for investment and lending in its local community. Home Federal Bank was examined for Community Reinvestment Act compliance and received a rating of “Outstanding” in its latest examination.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the standard.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), a federal statute, generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including Home Federal Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”), modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Home Federal Bank is subject to Office of Thrift Supervision regulations implementing the privacy protection provisions of the GLBA. These regulations require Home Federal Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Since its enactment, Congress has refined certain expiring provisions of the USA Patriot Act.

Regulation and Supervision of Home Federal Bancorp

General. Home Federal Bancorp, Inc., is a Maryland corporation. It is required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the Office of Thrift Supervision to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

Home Federal Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. Generally, companies that become savings and loan holding companies following the May 4, 1999 grandfather date in the Gramm-Leach-Bliley Act of 1999 may engage only in the activities permitted for financial institution holding companies under the law for multiple savings and loan holding companies.

Acquisition of Control. Under the federal Change in Bank Control Act and the Savings and Loan Holding Company Act, a notice or application must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. The Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a mutual holding company context, the mutual holding company and mid-tier holding company of a savings institution (such as Home Federal Bancorp) and any companies which are controlled by such holding companies are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings institution from (1) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies or (2) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a savings institution, and certain affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution, and (2) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2007, Home Federal Bank was in compliance with these restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the Office of Thrift Supervision, (1) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (2) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the Office of Thrift Supervision may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (1) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (2) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (3) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Federal Securities Laws. Home Federal Bancorp’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended, and is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002. Home Federal Bancorp, as a public company, is subject to the Sarbanes-Oxley Act of 2002. Sarbanes Oxley implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act of 2002 was signed into law by President Bush on July 30, 2002, in response to public concerns regarding corporate accountability in connection with several accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the Securities and Exchange Commission and the Comptroller General.

TAXATION

Federal Taxation

General. The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company.

Because the Company owns 100% of the issued and outstanding capital stock of the Bank, the Company and the Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group the Company is the common parent corporation. As a result of this affiliation, the Bank is included in the filing of a consolidated federal income tax return with the Company. The parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on September 30 for filing its federal income tax return.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Home Federal Bank has not been subject to the alternative minimum tax, nor does it have any such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At September 30, 2008, Home Federal Bank had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. Home Federal Bancorp may eliminate from its income dividends received from Home Federal Bank as a wholly-owned subsidiary of new Home Federal Bancorp if it elects to file a consolidated return with Home Federal Bank. The corporate dividends-received deduction is 100%, or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

Idaho. Home Federal Bancorp and Home Federal Bank are subject to the general corporate tax provisions of the State of Idaho. Idaho’s state corporate income taxes are generally determined under federal tax law with some modifications. Idaho taxable income is taxed at a rate of 7.6%. These taxes are reduced by certain credits, primarily the Idaho investment tax credit in the case of Home Federal Bank.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Name	Age as of September 30, 2008	Position
		Company	Bank

Len E. Williams	49	Director, President and Chief Executive Officer	Director, President and Chief Executive Officer

Eric S. Nadeau	37	Executive Vice President, Treasurer, Secretary, and Chief Financial Officer	Executive Vice President, Treasurer, Secretary, and Chief Financial Officer

Steven E. Emerson	38	--	Executive Vice President and Chief Lending Officer

Steven K. Eyre	47	--	Executive Vice President of Consumer Banking

Cindy L. Bateman	47	--	Senior Vice President and Commercial Banking Team Lead

The business experience of each executive officer for at least the past five years is set forth below.

Len E. Williams joined Home Federal Bank as President in September 2006 and was appointed as a director of Home Federal Bank and Home Federal Bancorp in April 2007. Mr. Williams has 30 years of commercial banking experience serving in many regional and national leadership roles. Prior to joining Home Federal Bank, Mr. Williams was Senior Vice President and Head of Business Banking with Fifth Third Bank. He was charged with creating and growing the business line and providing leadership over the company’s business banking personnel, processes and products. Form 1987 to 2005, he held several management positions with Key Bank, including President of Business Banking from 2003 to 2005 and President of the Colorado District from 1999 to 2003. His prior experience includes regional corporate and commercial banking leadership responsibility. Mr. Williams is a member of the Board of Directors of the Boise Metro Chamber of Commerce and has served as chairman of Junior Achievement and Boys and Girls Clubs. Mr. Williams holds an M.B.A. from the University of Washington and is a graduate of the Pacific Coast Banking School.

Eric S. Nadeau joined the Company in June 2008 as Executive Vice President, Treasurer, Corporate Secretary and Chief Financial Officer of Home Federal Bancorp, Inc., and Home Federal Bank. He was most recently employed by Camco Financial Corporation in Cambridge, Ohio, as its Chief Financial Officer. From January 2003 until February 2006 he was the Chief Financial Officer of Ohio Legacy Corp, and its subsidiary, Ohio Legacy Bank, N.A. His previous experience includes financial management positions with telecommunications and construction equipment companies. Mr. Nadeau was employed by Crowe Horwath from 1993 to 1998 where he provided audit, tax and consulting services to financial institutions in the Midwest. Mr. Nadeau is a certified public accountant and received his Bachelor of Science in Business Administration from the Richard T. Farmer School of Business at Miami University in Oxford, Ohio.

Steven D. Emerson is Executive Vice President and Chief Lending Officer of Home Federal Bank. Mr. Emerson joined Home Federal Bank as Senior Vice President and Chief Lending Officer on December 1, 2006. He has over 16 years of experience in commercial banking primarily in the Treasure Valley.  He previously served as Vice President and Senior Commercial Lender for Farmers and Merchants Bank, a local community bank, during 2006. Prior to his employment with Farmers and Merchants Bank, Mr. Emerson served in several positions with Key Bank from 2000 to 2006, including President of the Cincinnati, Ohio market. Mr. Emerson holds an M.B.A. from Northwest Nazarene University.  Mr. Emerson is active with the Better Business Bureau, Certified Development Company, Boise Kiwanis and the March of Dimes.

Steven K. Eyre is Executive Vice President/Consumer Banking of Home Federal Bank. Mr. Eyre previously served as Market Executive, Business Banking, for Bank of America in upstate New York, and has more than 24 years of banking experience. From 1987 to 2006, he held several management positions with Key Bank in Salt Lake City, UT, and Albany, New York, including Regional Executive, Consumer Banking from 2003 to 2006 in Albany, New York. Mr. Eyre holds a Bachelor of Arts in Finance from the University of Utah and is a graduate of the Pacific Coast Banking School. Mr. Eyre is active with the Boy Scouts of America and is a former Board of Trustee member of the Utah Bankers Association.

Cindy L. Bateman is Senior Vice President and Chief Credit Officer of Home Federal Bank. Ms. Bateman joined Home Federal Bank in March 2007. Ms Bateman was previously employed by Key Bank from 2002 until 2007 having served as Senior Vice President and District Business Leader. Having started her career with First Security Bank of Idaho in 1983 in the Management Training program, she has held various positions in Credit Administration and Commercial and Business Banking. Ms. Bateman holds a B.B.A. in Finance from Idaho State University and an M.B.A. from the University of Washington. She currently serves on the Boards of Directors of Financial Women International and as President for the Idaho Shakespeare Festival.

Item 1A. Risk Factors

Our business, and an investment in our common stock, involves risks. Summarized below are the risk factors which we believe are material to our business and could negatively affect our operating results, financial condition and the trading value of our common stock. Other risks factors, not currently known to us, or that we currently deem to be immaterial or unlikely, also could adversely affect our business. In assessing the following risk factors, you should also refer to the other information contained in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition and changes in economic conditions. Particularly, a further economic slowdown in the Treasure Valley, could hurt our business.

Our business is directly and indirectly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.

Further deterioration in economic conditions, in particular within our primary market area in the Treasure Valley real estate markets, could result in the following consequences, among others, any of which could hurt our business materially:

▪	loan delinquencies may increase;
▪	problem assets and foreclosures may increase;
▪	demand for our products and services may decline; and
▪	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with the general economic downturn, have resulted in uncertainty in the financial markets and a general economic downturn, which have continued in 2008. Many lending institutions, including us, have experienced increases in delinquent and nonperforming loans, including construction and land loans, multifamily loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial, multifamily, other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Continued negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

Difficult market conditions have adversely affected the Company’s industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has already adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies to help stabilize the U.S. financial system or improve the housing market may not be successful.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”). EESA gives broad authority to the Treasury Department to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.”   EESA includes additional provisions directed at bolstering the economy, including:

▪	Authority for the Federal Reserve to pay interest on depository institution balances;
▪	Mortgage loss mitigation and homeowner protection;
▪	Temporary increase in Federal Deposit Insurance Corporation insurance coverage from $100,000 to $250,000 through December 31, 2009; and
▪	Authority to the Securities and Exchange Commission (the “SEC”) to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury Department has the authority to, among other things, invest up to $700 billion (of which $250 billion is currently available) through a capital purchase program, pursuant to which it proposes to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital. This program may be extended to other nonfinancial companies.  We did not apply for government assistance through the Capital Purchase Program under the U.S. Treasury Department’s TARP. We believe our high capital level and liquid balance sheet provides us flexibility in today's environment to execute our growth plans without TARP capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation. EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including a 100 basis point decrease in October 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies.  Insured institutions are automatically covered by this program for the period commencing October 14, 2008 and will continue to be covered as long as they do not opt out of the program by December 5, 2008.  We elected to participate in the transaction account guarantee program, but we will not participate in the debt guarantee component.

The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a significant growth strategy for our business. Our growth initiatives are based upon recruiting experienced personnel to lead such initiatives, and, accordingly, the failure to identify and retain such personnel would place significant limitations on our ability to execute our growth strategy. In addition, achieving our growth targets requires us to attract customers that currently have banking relationships with other financial institutions in our market, thereby increasing our share of the market. To the extent we expand our lending beyond our current market area, we could incur additional risk related to those new market areas. We cannot assure that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our profitability. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business, profitability and prospects could be harmed. Also, if our growth occurs more slowly than anticipated or declines, our profitability could be materially adversely affected.

Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, growth opportunities may not be available or we might not successfully manage our growth.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

We intend to continue to build market share through our branching strategy. We are planning two new branches that we intend to open within the next 12 months in addition to a recently constructed office that opened in October 2008. There are costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, there is a risk that our new branches will not be successful even after they have been established.

We are highly dependent on key individuals and a number of the members of executive and senior management have been with the Company for less than three years.

Consistent with our policy of focusing on select growth initiatives we are highly dependent on the continued services of a limited number of our executive officers and key management personnel. The loss of services of any of these individuals may have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals.

The senior management team of Home Federal Bancorp in place at the time of the mutual holding company reorganization in December 2007 had worked together for a number of years and, until recently, virtually all of them had worked for us for five years or more. Daniel L. Stevens, the previous President and Chief Executive Officer of the Company since 1995, retired on September 30, 2008, but in January 2008 transitioned the roles of President and Chief Executive Officer to Len E. Williams, who joined us in late 2006. Mr. Stevens continues to serve as Chairman of the Board of Directors. Eric S. Nadeau, our current Chief Financial Officer, joined Home Federal Bancorp in June 2008, replacing Robert E. Schoelkoph, who had been with us for 29 years before his retirement in October 2008. The individual who served as Chief Lending Officer since 1993 retired in October 2007 and was replaced by Steven D. Emerson, our Executive Vice President of Commercial Banking and Chief Lending Officer, who has been with us since December 2006. Steven K. Eyre serves as our Executive Vice President of Consumer Banking and joined the management team in December 2007. Additionally, our Senior Vice President of Operations and Technology and our Chief Credit Officer joined us in September 2007 and March 2007, respectively.

We believe we have in place qualified individuals and have provided for an orderly transition. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and profitability. Moreover, our anticipated growth is expected to place increased demands on our human resources and will require the recruitment of additional middle management personnel. The competition to hire experienced banking professionals is also intense. If we are unable to attract qualified banking professionals, our expansion plans could be delayed or curtailed and our business, financial condition, and profitability may be adversely affected.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially affect our net interest spread, asset quality, origination volume, and overall profitability.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Our business is subject to various lending risks which could adversely impact our results of operations and financial condition.

Our business strategy centers on the continued transition to commercial banking activities in order to expand our net interest margin. Consistent with this strategy, we are working to further reduce the percentage of our assets that are lower-yielding residential loans and mortgage-backed securities and to increase the percentage of our assets consisting of construction and land development, commercial and multi-family real estate and commercial business loans that have higher risk-adjusted returns. Our increasing focus on these types of lending will continue to increase our risk profile relative to traditional thrift institutions as we continue to implement our business strategy for the following reasons:

Our increased emphasis on commercial lending may expose us to increased lending risks.

Our business strategy is focused on the expansion of commercial and small business lending, with continued emphasis on commercial real estate, construction and land development loans. These types of lending activities, while potentially more profitable than single-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A decline in real estate values would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans. In addition, these loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Further, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family or consumer loans. A secondary market for most types of commercial real estate and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. While commercial business loans comprise a small percentage of our loan portfolio, we intend to significantly expand these types of loans. Our commercial business loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans  secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from it customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our commercial and multi-family real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

The credit risk related to commercial and multi-family real estate loans is considered to be greater than the risk related to one- to four-family residential or consumer loans because the repayment of commercial and multifamily real estate loans typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower’s business, which can be significantly affected by conditions in the real estate markets or in the economy. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

Because our loans are concentrated to borrowers in our market area, a downturn in the local economy or a decline in local real estate values could cause increases in nonperforming loans, which could hurt our profits.

The majority of our borrowers and depositors are individuals and businesses located and doing business in the Boise and surrounding metropolitan area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We do not have the ability of a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Idaho could adversely affect the value of our assets, revenues, profitability and financial condition. Moreover, we may not benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If the value of real estate in the Boise metropolitan area were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on Home Federal Bank.

Substantially all of our loans secured by real property and concentrated in the State of Idaho. A continued decline in local economic conditions could adversely affect the values of our real estate collateral. As a result, we have a greater risk of loan defaults and losses in the event of an economic downturn in our market area as adverse economic changes may have a negative effect on the ability of our borrowers to make timely repayment of their loans. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values to satisfy the debt, our financial condition and profitability could be adversely affected.

Further declines in the housing market in the Treasure Valley may result in significant losses in our construction and land development loan portfolio

We make land purchase, lot development and real estate construction loans to individuals and builders, primarily for the construction of residential properties and, to a lesser extent, commercial and multi-family real estate projects. We will originate these loans whether or not the collateral property underlying the loan is under contract for sale. Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes.

Our construction and land development loans are based upon estimates of costs and values associated with the completed project, which may be inaccurate. Construction and land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of substantial funds with repayment primarily dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Our ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in the Treasure Valley Region of Southwest Idaho. Further, if we lost our relationship with one or more of our larger borrowers building in these counties or there is a decline in the demand for new housing in these counties, it is expected that the demand for construction loans would decline, our liquidity would substantially increase and our net income would be adversely affected.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital levels could be reduced.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and profitability.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.  Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations or otherwise materially and adversely affect our business, financial condition, prospects or profitability.

Federal and state governments could adopt laws responsive to the current credit conditions that would adversely affect our ability to collect on loans.

Federal or state governments might adopt legislation or regulations reducing the amount that our customers are required to pay under existing loan contracts or limit our ability to foreclose on collateral.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Concern of customers over deposit insurance may cause a decrease in deposits at the Bank.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Bank in an effort to ensure that the amount they have on deposit at the Bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

If external funds are not available, this could adversely impact our growth and future prospects.

We rely on deposits and Federal Home Loan Bank advances to fund our operations. Although we have historically been able to replace maturing deposits if desired, we might not be able to replace such funds in the future if our financial condition or market conditions were to change. Although we consider the sources of existing funds adequate for our current liquidity needs, we may seek additional brokered deposits or debt in the future to achieve our long-term business objectives. Additional funds, if sought, may not be available to us or, if available, may not be available on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

FDIC insurance premiums may increase materially.

The FDIC insures deposits at FDIC insured financial institutions, including Home Federal Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund. In October 2008, the FDIC issued a proposed rule that would increase premiums paid by insured institutions and make other changes to the assessment system. Increases in deposit insurance premiums could adversely affect our net income.

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by us, which could limit our growth and profitability.

We face direct competition from a significant number of financial institutions, many with a state-wide or regional presence, and in some cases a national presence, in both originating loans and attracting deposits. Competition in originating loans comes primarily from other banks, mortgage companies and consumer finance institutions that make loans in our primary market areas. We also face substantial competition in attracting deposits from other banking institutions, money market and mutual funds, credit unions and other investment vehicles.

In addition, banks with larger capitalization and non-bank financial institutions that are not governed by bank regulatory restrictions have large lending limits and are better able to serve the needs of larger customers. Many of these financial institutions are also significantly larger and have greater financial resources than us, have been in business for a long period of time and have established customer bases and name recognition.

We compete for loans principally on the basis of interest rates and loan fees, the types of loans we originate and the quality of service we provide to borrowers. Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors.

To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in reduced profitability. If we are not able to effectively compete in our market area, our profitability may be negatively affected, potentially limiting our ability to pay dividends. The greater resources and deposit and loan products offered by some of our competitors may also limit our ability to increase our interest-earning assets.

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could materially adversely affect our business, the trading price of our common stock and our ability to attract additional deposits.

In connection with the enactment of the Sarbanes-Oxley Act of 2002 (“Act”) and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management’s assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. If we fail to identify and correct any deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could materially adversely affect our business, financial condition and results of operations, the trading price of our common stock and our ability to attract additional deposits.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2008, we had 15 full service banking offices and one loan center. Seven of the locations are owned, seven locations are leased and two locations are owned with the land being leased. At September 30, 2008, the net book value of our investment in properties and equipment was $15.2 million. The net book value of the data processing and computer equipment utilized by us at September 30, 2008 was $450,000.

The following table sets forth certain information relating to our offices as of September 30, 2008.

Location	Leased or Owned	Lease Expiration Date	Square Footage
ADMINISTRATIVE OFFICE 500 12th Avenue South Nampa, Idaho 83651 (1) (2)	Owned	N/A	34,014

BRANCH OFFICES:

Downtown Boise (2) 800 West State Street Boise, Idaho 83703	Leased	August 2010	3,500
Parkcenter (2) 871 East Parkcenter Boulevard Boise, Idaho 83706	Owned	N/A	4,500
Fairview (2) 10443 Fairview Avenue Boise, Idaho 83704	Building owned Land leased	June 2070	2,500
Meridian (2) 55 East Franklin Road Meridian, Idaho 83642	Owned	N/A	4,000
Caldwell (2) 923 Dearborn Caldwell, Idaho 83605	Owned	N/A	4,500
Mountain Home (2) 400 North 3rd East Mountain Home, Idaho 83647	Owned	N/A	2,600
Emmett (2) 250 South Washington Avenue Emmett, Idaho 83617	Owned	N/A	2,600
Boise (3) 8300 West Overland Road Boise, Idaho 83709	Leased	March 2011	695
Meridian (3) 4051 East Fairview Avenue Meridian, Idaho 83642	Leased	February 2011	695
Garden City (3) 7319 West State Street Boise, Idaho 83714	Leased	August 2012	695
Idaho Center (3) 5875 E. Franklin Road Nampa, Idaho 83687	Leased	December 2011	710
Eagle (2) 100 E. Riverside Dr. Eagle, Idaho 83616	Owned	N/A	4,500
(table continues on next page)

(table continued from previous page)
Location	Leased or Owned	Lease Expiration Date	Square Footage
Karcher (2)(4) 1820 Caldwell Blvd Nampa, Idaho 83651	Building owned Land leased	June 2015	3,800
Nampa (3) 2100 12th Avenue Road Nampa, Idaho 83651	Leased	August 2010	695

LOAN OFFICE:
Blackeagle 1307 Maplegrove Boise, Idaho 83709	Leased	August 2010	4,310
________
(1)           Includes home office
(2)           Drive-up ATM available
(3)           Wal-Mart locations

At September 30, 2008, we were in the process of constructing a banking office in Boise, Idaho. This office was completed in October 2008 and the Fairview Office was closed at that time. Additionally, on November 24, 2008, we exercised our purchase option under our ground lease related to our Karcher Office. The purchase price was $825,000.

Item 3. Legal Proceedings

From time to time we are involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation, nor do we expect any material impact on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended
September 30, 2008.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Home Federal Bancorp’s common stock is currently listed on the NASDAQ Global Market under the symbol “HOME,” and there is an established market for such common stock. As of November 21, 2008, there were approximately 1,028 stockholders of record, excluding persons or entities that hold stock in nominee or "street name" accounts with brokers.

The following table sets forth the high and low trading prices for Home Federal Bancorp common stock, as reported by The Nasdaq Stock Market LLC, and cash dividends paid for each quarter during the fiscal years ended September 30, 2008 and 2007. The information prior to December 19, 2007 (the effective date of the Conversion), presented in the table relates to old Home Federal Bancorp, the Company’s predecessor. The share price and dividends per share have been adjusted for periods prior to December 31, 2007, to give effect for the Conversion.

Fiscal Year Ended September 30, 2008	High	Low	Cash Dividends Paid
Quarter Ended December 31, 2007	$12.83	$ 9.76	$0.048
Quarter Ended March 31, 2008	12.10	10.00	0.055
Quarter Ended June 30, 2008	12.00	9.70	0.055
Quarter Ended September 30, 2008	12.75	9.81	0.055

Fiscal Year Ended September 30, 2007	High	Low	Cash Dividends Paid
Quarter Ended December 31, 2006	$15.77	$13.65	$0.048
Quarter Ended March 31, 2007	15.57	12.34	0.048
Quarter Ended June 30, 2007	15.67	12.79	0.048
Quarter Ended September 30, 2007	14.74	11.12	0.048

Dividends

Home Federal Bancorp has paid quarterly cash dividends since the quarter ended June 30, 2005. We intend to continue to pay cash dividends on a quarterly basis. We currently expect that the level of future cash dividends per share will be substantially consistent with the current amount of dividends per share paid by Home Federal Bancorp. However, the dividend rate and the continued payment of dividends will depend on a number of factors, including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future.

Dividend payments by us may depend upon dividends received by the Company from the Bank. Under federal regulations, the amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the Office of Thrift Supervision regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account.

Equity Compensation Plan Information

The information contained in the Company’s Proxy Statement for the 2009 Annual Meeting under the section captioned “Equity Compensation Plan Information” is incorporated herein by reference.

Issuer Purchases of Equity Securities

As of September 30, 2008, the Company had not announced a plan to repurchase shares of the Company's common stock. The Company did not purchase any of its outstanding common stock during the fourth quarter of the year ended September 30, 2008.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Russell 2000 Index, the SNL Thrift MHCs Index, and the SNL Thrift Index. Stock prices prior to December 19, 2007, the effective date of the Conversion, relate to old Home Federal Bancorp. In connection with the Conversion, old Home Federal Bancorp ceased to exist. As a result, the Company believes that the SNL Thrift Index best reflects the performance of Home Federal Bancorp, Inc, compared to similarly-structured institutions and in future years will no longer include the SNL Thrift MHC Index in the performance graph. The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in Home Federal Bancorp’s common stock and each index was $100 on December 7, 2004, the initial day of trading for Home Federal Bancorp’s common stock. Historical stock prices are not necessarily indicative of future stock performance.

Total Return Performance

160
140
120
100
80
60
40
Home Federal Bancorp, Inc.
Russell 2000
SNL Thrift MHCs Index
SNL Thrift Index
12/7/04
9/30/05
9/30/06
9/30/07
9/30/08

	Period Ending
Index	12/07/04	09/30/05	09/30/06	09/30/07	09/30/08
Home Federal Bancorp, Inc.	100.00	102.54	127.49	110.64	122.72
Russell 2000	100.00	107.84	118.54	133.16	113.88
SNL Thrift MHCs Index	100.00	99.62	126.84	134.16	137.56
SNL Thrift Index	100.00	100.10	116.52	106.34	54.77

Item 6.  Selected Financial Data

The following table sets forth certain information concerning the consolidated financial position and results of operations at and for the dates indicated and has been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	At September 30,
	2008	2007	2006	2005	2004
FINANCIAL CONDITION DATA:	(in thousands)

Total assets	$725,070	$709,954	$761,292	$689,577	$743,867
Mortgage-backed securities, available for sale	188,787	162,258	12,182	14,830	871
Mortgage-backed securities, held to maturity	--	--	183,279	180,974	96,595
Loans receivable, net (1)	459,813	480,118	503,065	430,944	392,634
Loans held for sale	2,831	4,904	4,119	5,549	3,577
Total deposits	372,925	404,609	430,281	396,325	343,087
FHLB advances	136,972	180,730	210,759	175,932	122,797
Stockholders’ equity	205,187	112,637	107,869	101,367	45,097

	Year Ended September 30,
	2008	2007	2006	2005	2004
OPERATING DATA:	(in thousands, except share data)

Interest and dividend income	$40,583	$42,638	$39,913	$33,910	$27,512
Interest expense	17,935	21,336	16,917	12,231	9,650
Net interest income	22,648	21,302	22,996	21,679	17,862
Provision for loan losses	2,431	409	138	456	900
Net interest income after provision for loan losses	20,217	20,893	22,858	21,223	16,962
Noninterest income	10,490	11,281	11,201	10,128	8,982
Noninterest expense	24,439	23,636	24,037	23,158	18,576
Income before income taxes	6,268	8,538	10,022	8,193	7,368
Income tax expense	2,263	3,267	3,810	2,910	2,684
Net income	$ 4,005	$ 5,271	$ 6,212	$ 5,283	$ 4,684

Earnings per share:
Basic	$0.25	$0.32	$0.38	$0.32	nm(2)
Diluted	0.25	0.31	0.38	0.32	nm(2)

Dividends declared per share:	0.213	0.194	0.189	0.088	nm(2)

	2008	2007	2006	2005	2004
Number of:
Real estate loans outstanding	2,443	2,967	3,389	3,236	3,081
Deposit accounts	66,366	68,874	70,373	73,013	75,565
Full service offices	15	15	14	15	14
________
(1) Net of allowance for loan losses, loans in process and deferred loan fees.
(2) Per share information is not meaningful. Old Home Federal Bancorp did not complete its minority stock offering until December 6, 2004 and did not have any outstanding shares prior to that date.

	At or For the Year Ended September 30,
	2008	2007	2006	2005	2004

KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	0.54%	0.71%	0.85%	0.82%	0.93%
Return on average equity (2)	2.16	4.75	5.90	5.69	10.47
Dividend payout ratio (3)	74.56	23.52	19.72	10.68	--
Equity-to-assets ratio (4)	24.94	14.94	14.47	14.38	8.86
Interest rate spread (5)	2.25	2.40	2.79	3.15	3.55
Net interest margin (6)	3.21	3.03	3.33	3.57	3.84
Efficiency ratio (7)	73.75	72.46	70.21	72.81	69.20
Noninterest income/operating revenue (8)	31.70	34.40	32.60	31.80	33.50
Average interest-earning assets to average interest-bearing liabilities	137.83	120.71	122.32	121.07	113.62
Noninterest expense as a percent of average total assets	3.28	3.17	3.29	3.59	3.68

Capital Ratios:
Tier 1 (core) capital (to tangible assets)	21.66%	13.56%	11.77%	12.00%	6.01%
Total risk-based capital (to risk-weighted assets)	32.84	21.38	19.46	20.46	12.76
Tier 1 risk-based capital (to risk-weighted assets)	32.18	20.69	18.82	19.75	12.05

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent of total loans	2.16%	0.32%	0.08%	0.11%	0.16%
Nonperforming assets as a percent of total assets	1.46	0.29	0.05	0.15	0.10
Allowance for losses as a percent of gross loans receivable	0.98	0.62	0.59	0.67	0.67
Allowance for losses as a percent of nonperforming loans	46.04	195.17	766.49	602.97	432.30
Net charge-offs to average outstanding loans	0.18	0.04	0.01	0.05	0.03
________
(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends paid to stockholders, excluding shares held by Home Federal MHC, divided by net income.
(4)	Average equity divided by average total assets.
(5)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(6)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.
(7)	The efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(8)	Operating revenue is defined as the sum of net interest income and noninterest income.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements, which can be identified by the use of words such as “believes,” “intends,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, including real estate values, either nationally or in our market area, that are worse than expected;

•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	the credit risk of lending activities, including risks related to construction and development lending and commercial and small business banking;

•	changes in the level and trend of loan delinquencies and write-offs;

•	results of examinations by banking regulators;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to successfully manage our growth;

•	changes in the value of mortgage servicing rights;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets; and

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board.

Any of the forward-looking statements that made in the MD&A, this annual report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements.

GENERAL

Home Federal Bancorp, Inc. (“Company”), is the parent company of Home Federal Bank (“Bank”), a community-based financial institution primarily serving the Boise, Idaho, and surrounding metropolitan area known as the Treasure Valley region of southwestern Idaho. We serve Ada, Canyon, Elmore and Gem counties through our 15 full-service banking offices and one loan center. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, lending activities have been primarily directed toward the origination of residential and commercial real estate loans. Real estate lending activities have been primarily focused on first mortgages on owner occupied, and one- to four-family residential properties. To an increasing extent in recent years, lending activities have also included the origination of residential and commercial construction and land development loans and home equity loans. While continuing our commitment to residential lending, management expects commercial lending, including commercial real estate, builder finance and commercial business lending, to become increasingly important activities for us.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. We intend to diversity the mix of our assets by reducing the percentage of our assets that are lower-yielding residential loans and mortgage-backed securities and increasing the percentage of our assets consisting of commercial loans that we believe have higher risk-adjusted returns.

Our operating expenses consist primarily of compensation and benefits, occupancy and equipment, data processing, advertising, postage and supplies, professional services and deposit insurance premiums. Compensation and benefits consist primarily of the salaries and wages paid to our employees, non-cash expense related to our employee stock ownership plan (“ESOP”), payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. See “Item 1A. Risk Factors" in this Annual Report on Form 10-K for additional discussion on the potential impacts of these items.

OVERVIEW

The fiscal year ended September 30, 2008, was a year of unprecedented change for our Company. Not only did we undertake significant internal reorganization, we endured, and are continuing to deal with, the most damaging national financial crisis in over 80 years.

The following list summarizes the key internal strategic initiatives undertaken by management during fiscal 2008:

▪	In December 2007, shareholders approved the Conversion of old Home Federal Bancorp, which was reorganized from the mutual holding company structure to the stock holding company structure;
▪
A new management team was put in place, including the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Consumer Banking Officer, Chief Information Officer and Chief Credit Officer

▪	We opened a branch in Nampa, Idaho, and nearly completed the construction of another branch in Boise, which was opened in October 2008;
▪
We executed on our strategy to (a) increase commercial and consumer loans and reduce our reliance on one- to four- family residential loans, and (b) increase core deposits and reduce our reliance on high-cost certificates of deposit and borrowings;

▪	We reorganized our credit administration and mortgage banking teams to improve loan portfolio and credit risk management and to improve efficiency in our mortgage program; and,
▪	We hired several commercial lenders, including leaders specializing in commercial real estate, commercial business loans and builder finance.

To expand on our initiatives, we continued to execute and manage our long-term strategic plan during fiscal 2008, which is to diversify the balance sheet by increasing our commercial, commercial real estate (“CRE”) and consumer loan portfolios and improve our funding mix by reducing borrowings and increasing core deposits.

The following table summarizes our progress during the year:

(dollars in thousands)	September 30, 2008		September 30, 2007
	Balance	Mix	Balance	Mix
Loans, end of period:
1-4 and multifamily residential	$233,346	50.1%	$278,724	57.6%
Consumer and home equity	56,227	12.1	46,568	9.6
Land development	18,674	4.0	21,899	4.5
Commercial and commercial real estate	157,118	33.8	136,945	28.3

Funding, fiscal year average:
Checking	$114,473	20.9%	$127,834	20.6%
Savings	24,194	4.4	23,397	3.8
Money market	58,698	10.7	39,908	6.4
Total core deposits	197,365	36.0	191,139	30.9

Certificates of deposit	193,002	35.2	226,522	36.6
FHLB borrowings	157,549	28.8	201,911	32.6

We have found that deposit growth continues to be challenging. According to the Federal Deposit Insurance Corporation, total deposits in Idaho fell 2.6% between June 2007 and June 2008. Competition for deposits continues to put upward pressure on marginal funding costs, despite falling market rates in the second half of fiscal 2008. Many large regional and national banks are encountering significant liquidity pressures because of their loan losses and their inability to access debt and capital markets. An increase in bank failures in calendar 2008 has resulted in concern among many depositors about the safety of their deposit accounts. These factors are exacerbating an already competitive environment for deposits, pushing deposit rate spreads over Treasury not yields significantly higher than historical trends. Often, we encounter competitors offering certificate of deposit rates that are higher than FHLB advance rates. This validates our strategic plan to reduce our reliance on term funding. During fiscal 2008, we were able to increase core deposits by 3.3%. However, we allowed $77.9 million of certificate accounts and FHLB advances to mature rather than to retain high-cost funding.

While we are disappointed that the total balances of our loan and deposit portfolios declined during the year, we recognize that the nation is experiencing the most disruptive economic environment for financial services companies in decades. According to the Federal Reserve Bank, national levels of consumer debt increased at a rate of 6.71% annually from June 2000 to June 2007 and debt service as a percentage of disposable income rose to over 18.1% in the second quarter of 2007 from 15.4% in the second quarter of 2000. Exotic mortgage products, led by subprime, Alt-A, and “option payment” loan programs, placed previously unqualified borrowers into homes they could not afford. The increase in home demand as a result of this dubious increase in the number of “qualified” borrowers pushed home values higher. In an effort to meet demand, homebuilders accelerated the acquisition and development of residential subdivision projects at inflated prices. As interest rates increased between fiscal years 2005 and 2007, commodity prices such as oil and corn skyrocketed. As a result, the consumer debt burden and cost of living increase brought a seven-year boom in housing to an abrupt end in the second half of 2007. The fallout in 2008 from this meltdown includes hundreds of billions of dollars in loan losses for financial institutions, a national economy that has begun to contract, the failure or Federal government seizure of several large financial institutions and investment banks, and over a trillion dollars of capital funds being committed to the financial services industry by the U.S. Treasury.

We did not develop a nontraditional mortgage program with subprime loans or other products with exotic features. None of our one- to four-family residential mortgage loans has negative amortization features. As a result of this disciplined approach, we have been able to avoid the significant losses many other banks have incurred. Nonetheless, the severity and pervasiveness of the current crisis has impacted us indirectly. The overinvestment in land development projects and overbuild of speculative residential homes has begun to depress home prices in the Treasure Valley. The downturn in the national and local economy is causing rapid increases in unemployment in our market areas, which results in increasing foreclosure and bankruptcy rates. The unemployment rate in the Boise City-Nampa MSA increased from 2.2% in September 2007 to 4.8% in September 2008 as a result of nearly 10,000 job losses during that period. While all of these indicators are well below national levels, we recognize the Treasure Valley is a small market MSA and the loss of one or two significant employment sources could have a dire effect on the local economy.

The increase in our nonperforming loans occurred primarily in our land development and speculative construction loan portfolios. While our exposure to land development is limited as a percentage of our loan portfolio, the uncertainty of land values and the length of time that may be needed to sell or develop the lots has, in our estimation, significantly impaired the collectable balance of some of these loans. While our commercial and commercial real estate portfolios performed well during 2008, the severity of the economic downturn could cause the performance of these loans to deteriorate rapidly. To prepare for such an outcome, our credit administration and loss mitigation teams were realigned to report directly to the President and Chief Executive Officer and we appointed a Chief Credit Officer who is independent of the lending team. We will closely monitor our commercial loan portfolio as we anticipate the likelihood of further economic stress.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This MD&A, as well as disclosures found elsewhere in this Annual Report on Form 10-K, are based upon the Company’s consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the determination of the allowance for loan losses and the associated provision for loan losses, the fair market value of capitalized mortgage servicing rights, as well as deferred income taxes and the associated income tax expense. Management reviews the allowance for loan losses for adequacy on a quarterly basis and establishes a provision for loan losses that it believes is sufficient for the loan portfolio growth expected and the loan quality of the existing portfolio. The carrying value of the capitalized mortgage servicing rights is also assessed on a quarterly basis. Income tax expense and deferred income taxes are calculated using an estimated tax rate and are based on management’s and our tax advisor’s understanding of our effective tax rate and the tax code. These estimates are reviewed by our independent auditor on an annual basis and by our regulators when they examine Home Federal Bank.

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

The Company believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about probable incurred losses inherent in the loan portfolio at the balance sheet date. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

In August 2008, the Bank entered into an agreement to sell its mortgage servicing rights to another financial institution. The value of our mortgage servicing rights was reduced to the estimated purchase price at September 30, 2008. The sale is expected to be finalized on October 31, 2008, with the transfer of servicing to be complete by December 16, 2008. After the transfer, we will no longer service loans for others as we now sell residential mortgage loans in the secondary market with servicing released to the investor.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008, AND SEPTEMBER 30, 2007

Total assets increased $15.1 million, or 2.1%, to $725.1 million at September 30, 2008 from $710.0 million at September 30, 2007. The increase was primarily a result of the $87.8 million in net proceeds received from the Conversion completed in December 2007, which was partially offset by a decrease in deposits and borrowings during this same period of $31.7 million and $43.8 million, respectively. Total liabilities decreased $77.4 million, or 13.0%, to $519.9 million.

Assets. For the year ended September 30, 2008, total assets increased $15.1 million. The increases and decreases were primarily concentrated in the following asset categories:

			Increase / (Decrease)
	Balance at September 30, 2008	Balance at September 30, 2007	Amount	Percent
	(in thousands)
Cash and amounts due from depository institutions	$ 23,270	$ 20,588	$ 2,682	13.0%
Mortgage-backed securities, available for sale	188,787	162,258	26,529	16.4
Loans receivable, net of allowance for loan losses	459,813	480,118	(20,305)	(4.2)

Cash and amounts due from depository institutions. The higher cash balance at September 30, 2008, is due to a portion of the proceeds from the Company’s Conversion being invested in overnight funds and cash equivalents. In June 2008, the Company invested $5.0 million of excess cash in a certificate of deposit issued by the FHLB, which is scheduled to mature in December 2008. As discussed in greater detail below, competitive pricing for deposits has resulted in the runoff of some deposit balances, which was funded with some of the net proceeds received from the Conversion.

Securities. Mortgage-backed securities increased $26.5 million to $188.8 million at September 30, 2008, from $162.3 million at September 30, 2007. A significant portion of the proceeds from the Conversion were invested in mortgage-backed securities resulting in the increase. Repayments of principal totaled $31.1 million for the year ended September 30, 2008. Management decided to purchase mortgage-backed securities in order to quickly invest Conversion funds and to provide liquidity in future periods to fund loan growth with proceeds from principal repayments.

Nearly all of the Company’s mortgage-backed securities are issued by U.S. Government-sponsored enterprises, primarily Fannie Mae and Freddie Mac. While the U.S. Government has recently affirmed its support for government-sponsored enterprises and the mortgage-backed securities they issued, significant deterioration in the financial strength of Fannie Mae, Freddie Mac or mortgage-backed security insurers may have a material effect on the valuation and performance of the Company’s mortgage-backed securities portfolio in future periods. The Company does not own preferred stock issued by Fannie Mae or Freddie Mac.

Non-agency, also referred to as “private label,” mortgage-backed securities had a fair value of $3.1 million at September 30, 2008, compared to their amortized cost of $3.4 million at September 30, 2008. The securities carried a rating of ‘AAA’ by Moody’s and Standard & Poor’s at that date. While spreads on all mortgage-backed securities, when compared to Treasury notes, have widened since June 2007, the value of private label mortgage-backed securities have fallen more and have been more volatile than securities issued by government-sponsored enterprises due to the deterioration of the national residential loan market. We have reviewed the delinquency status and average collateral coverage of the loans pooled in our private label securities portfolio and have concluded the securities were not other than temporarily impaired at September 30, 2008.

Loans. Loans receivable, net, decreased $20.3 million to $459.8 million at September 30, 2008, from $480.1 million at September 30, 2007. One-to four-family residential loans decreased $39.0 million as we sold nearly all of the one-to four-family loans that we originated. Consumer loans increased $9.7 million, led by a $10.0 million increase in home equity lines of credit and second mortgage loans. Commercial and commercial real estate loans increased $20.2 million to $157.1 million at September 30, 2008. We continue to make progress in building our commercial and small business banking programs, including the addition of an experienced commercial banking team to expand our existing commercial lending program. We will also emphasize other commercial banking activities, including business banking, cash management and other products associated with a full-service commercial bank. Construction loans decreased $11.1 million to $33.0 million at September 30, 2008, which reflects the significant slowdown in residential development in 2008.

Property and equipment. Property and equipment increased $2.9 million as a result of the opening of a newly constructed banking office in Nampa, Idaho, during fiscal 2008 and the construction of another office in Boise. At September 30, 2008, we had five branches in Wal-Mart supermarkets compared to six at September 30, 2007. We closed one in-store branch in fiscal 2008 in conjunction with the opening of the new banking office in Nampa. The banking office in Boise that was in process of construction at September 30, 2008, was opened in October 2008, at which time we closed our existing Fairview Office and relocated those customers to the new office. We plan to open two additional branches on Eagle Road in Boise and Meridian, Idaho, in late 2009; therefore, we anticipate continued increases in property and equipment as we implement our growth strategy.

Bank owned life insurance. The value of bank owned life insurance increased $422,000 to $11.6 million. The policy premiums are invested in six insurance companies, each of which had a rating of at least ‘AA-’ by Standard & Poor’s and an ‘A+’ rating by A.M. Best. These insurance companies have reported immaterial exposure to AIG and Lehman Brothers, two firms who have encountered significant hardship in the current economy. Nonetheless, we continue to closely watch the performance of the companies that have issued our life insurance policies.

Mortgage servicing rights. In August 2008, we entered into an agreement to sell our mortgage servicing rights to another financial institution. The value of mortgage servicing rights at September 30, 2008, reflects the estimated purchase price for the servicing portfolio. We decided to sell our servicing rights as any loans we now sell in the secondary market are sold with servicing released. The placement of Fannie Mae and Freddie Mac into the conservatorship of the Federal government, in addition to sweeping changes in the secondary market, caused uncertainty about the future value of this asset. Lastly, the rapid deterioration of the real estate market and the increase in foreclosures in the Treasure Valley raised concern among management that resources would be diverted to resolving foreclosed assets for loans owned by others and away from the mitigation of loan losses and the workout of troubled loans in our own portfolio. The sale of the mortgage servicing rights is expected to be consummated on October 31, 2008, with the transfer of all servicing to be completed by December 16, 2008. After the transfer, the Bank will no longer service one- to four- family loans for investors.

Deferred taxes. The net deferred tax asset increased $525,000 to $1.8 million at September 30, 2008. The increase was primarily due to increases in the tax assets related to deferred compensation and the allowance for loan losses, offset somewhat by a lower unrealized loss on securities in 2008.

Deposits. Deposits decreased $31.7 million, or 7.8%, to $372.9 million at September 30, 2008, from $404.6 million at September 30, 2007. Certificates of deposit accounted for the majority of the decrease in total deposits during the period as we chose not to match rates offered by local competitors that in some cases exceeded our alternative funding sources. At September 30, 2008, we held no brokered certificates of deposit.

The following table details the changes in deposit accounts:

			Increase / (Decrease)
	Balance at September 30, 2008	Balance at September 30, 2007	Amount	Percent
	(in thousands)

Noninterest-bearing demand	$ 41,398	$ 38,643	$2,755	7.1%
Interest-bearing demand	76,572	81,958	(5,386)	(6.6)
Money market	51,142	45,701	5,441	11.9
Savings	26,409	23,116	3,293	14.2
Certificates of deposit	177,404	215,191	(37,787)	(17.6)
Total deposit accounts	$372,925	$404,609	$(31,684)	(7.8)%

As noted earlier, we believe that increasing core deposits and reducing our reliance on certificates of deposits is an important component in our strategy to transform the balance sheet toward a commercial bank. We believe our investment in free-standing full-service banking offices, reduced reliance on in-store branches, and changes made in the management team and organizational alignment of our retail banking program will help us increase core deposit accounts, despite the significant challenges in our markets. Additionally, we intend to hire several small business account managers and a commercial deposit officer in fiscal 2009 to develop a more effective business deposit program.

Our savings account portfolio includes a concentration of low-cost health savings accounts. Health savings accounts totaled $21.1 million and $23.5 million at September 30, 2008 and 2007, respectively, with an average interest rate of 0.90% and 1.10%, respectively. Nearly all of these accounts are originated through broker relationships throughout the United States. We have limited control over these accounts as they are not local to our operating markets. Additionally, changes in tax law or the structure of health savings accounts could cause the balances to be withdrawn.

Borrowings. Federal Home Loan Bank advances decreased $43.8 million, or 24.2%, to $137.0 million at September 30, 2008, from $180.7 million at September 30, 2007. We used principal payment proceeds from our mortgage-backed securities and residential loan portfolios to reduce our advances as they matured. We have $76.9 million of FHLB advances maturing in fiscal 2009 and intend to reduce outstanding advance balances as they mature. However, we recognize that if we are successful in originating commercial and consumer loans at a faster rate than our mortgage loan portfolio is decreasing, we may need to reissue advances to grow assets if we cannot fund those loans with deposit growth. We had $133.4 million of borrowing capacity available at the Federal Home Loan Bank of Seattle and an additional $10.0 million available under a federal funds purchased line with our correspondent bank.

Equity. Stockholders’ equity increased $92.6 million, or 82.2%, to $205.2 million at September 30, 2008, from $112.6 million at September 30, 2007. The increase was primarily attributable to the $87.8 million in net proceeds received from the Conversion. We sold approximately 9.4 million shares of stock in subscription, community and syndicated community offerings and issued approximately 7.1 million additional shares of its stock in exchange for the previously outstanding shares of old Home Federal Bancorp.

A portion of the offering proceeds were used to make a loan to the Company’s employee stock ownership plan, which purchased 816,000 shares of the Company’s common stock for an aggregate cost of $8.2 million. In addition, other significant activity among equity accounts over the past twelve months included $4.0 million in net income, the allocation of earned employee stock ownership plan shares, equity compensation and the exercise of stock options totaling $2.4 million, and an $825,000 decrease in unrealized losses on securities available for sale, offset by $3.0 million in cash dividends paid to stockholders.

We are prohibited from implementing a common stock repurchase program until 12 months following the completion of the Conversion. The anniversary date of the Conversion is December 19, 2008. The Board of Directors and management will consider all relevant factors, including alternative access to capital, regulatory capital requirements, leverage opportunities and possible additional loan losses in deciding whether to implement a stock repurchase program to ensure that a repurchase program does not impede our ability to execute our growth plan. Repurchased shares may be reissued under the Company’s equity incentive and recognition and retention plans or as consideration in a strategic acquisition.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2008, AND SEPTEMBER 30 2007

General. Net income for the year ended September 30, 2008 was $4.0 million, or $0.25 per diluted share, compared to net income of $5.3 million, or $0.31 per diluted share, for the year ended September 30, 2007. The decrease in net income during fiscal 2008 was primarily due to a $2.0 million increase in the provision for loan losses, before the effect of income taxes. A $791,000 decline in noninterest income, primarily due to lower loan sale gains, and an $803,000 increase in noninterest expense offset a margin-driven increase in net interest income of $1.3 million.

Net Interest Income. Net interest income increased $1.3 million, or 6.3%, to $22.6 million for the year ended September 30, 2008, from $21.3 million for the year ended September 30, 2007. The increase in net interest income was primarily attributable to a lower balance of certificates of deposit and FHLB advances made possible by the Conversion proceeds.

Our net interest margin increased 18 basis points to 3.21% for the year ended September 30, 2008, from 3.03% for the same period last year. The improvement in the net interest margin is primarily attributable to the increase in interest earning assets that resulted from the proceeds of the Conversion completed on December 19, 2007. In addition, decreases in interest expense and a shift in the loan portfolio toward higher yielding commercial loans from residential mortgage loans also contributed to the increase in the margin in 2008.

The following table sets forth the results of balance sheet growth and changes in interest rates to our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Year Ended September 30, 2008 Compared to September 30, 2007 Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(1,094)	$(1,713)	$(2,807)
Loans held for sale	(7)	(53)	(60)
Investment securities, including interest-bearing deposits in other banks	(183)	850	667
Mortgage-backed securities	(142)	192	50
Federal Home Loan Bank stock	95	--	95
Total net change in income on interest-earning assets	$(1,331)	$(724)	$(2,055)

Interest-bearing liabilities:
Savings deposits	$ 70	$ 4	$ 74
Interest-bearing demand deposits	(10)	(77)	(87)
Money market accounts	(276)	492	216
Certificates of deposit	(297)	(1,500)	(1,797)
Total deposits	(513)	(1,081)	(1,594)
Federal Home Loan Bank advances	258	(2,065)	(1,807)
Total net change in expense on interest-bearing liabilities	$(255)	$(3,122)	$(3,401)
Total increase (decrease) in net interest income			$1,346

Interest and Dividend Income. Total interest and dividend income for the year ended September 30, 2008 decreased $2.1 million, or 4.8%, to $40.6 million, from $42.6 million for the same period of the prior year. The decrease during the period was primarily attributable to the decrease in yield on interest-earning assets to 5.75% from 6.06% in the prior year. This decrease in interest and dividend income is the result of lower overall interest rates during the current year compared to prior year. We believe the effect of the shift in the loan portfolio toward commercial loans from residential mortgage loans, which are lower yielding, helped to mitigate further declines in interest income.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended September 30, 2008 and 2007.

	Year Ended September 30,
	2008		2007		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in interest and dividend income
	(in thousands)
Loans receivable, net of deferred fees/costs	$477,053	6.40%	$503,478	6.62%	$(2,807)
Loans held for sale	2,811	6.27	3,652	6.46	(60)
Investment securities, available for sale, including interest-bearing deposits in other banks	31,996	3.16	6,645	5.19	667
Mortgage-backed securities	184,343	4.74	180,309	4.82	50
FHLB stock	9,591	1.49	9,591	0.50	95
Total interest-earning assets	$705,794	5.75%	$703,675	6.06%	$(2,055)

At September 30, 2008, approximately 60.6% of our gross loans were adjustable rate, compared to 56.9% at September 30, 2007. At September 30, 2008, approximately 15.1% of our adjustable-rate loans are tied to the Prime rate, as published in The Wall Street Journal.

Interest Expense. Interest expense decreased $3.4 million, or 15.9%, to $17.9 million for the year ended September 30, 2008 from $21.3 million for the year ended September 30, 2007. The decrease was due to both declines in the average balance of total interest-bearing liabilities and cost of funds to $512.1 million and 3.50% from $582.9 million and 3.66% for the years ended September 30, 2008 and September 30, 2007, respectively.  The decline in interest-bearing liabilities was concentrated in certificates of deposit and borrowings. Capitalized interest expense related to the construction of banking offices for the year ending September 30, 2008, was $24,000.

The following table details average balances, cost of funds and the change in interest expense for the year ended September 30, 2008 and 2007:

	Year Ended September 30,
	2008		2007		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense
	(in thousands)

Savings deposits	$24,194	0.73%	$23,397	0.44%	$ 74
Interest-bearing demand deposits	78,618	0.61	91,198	0.62	(87)
Money market deposits	58,698	2.44	39,908	3.04	216
Certificates of deposit	193,002	4.45	226,522	4.59	(1,797)
FHLB advances	157,549	4.60	201,911	4.49	(1,807)
Total interest-bearing liabilities	$512,061	3.50%	$582,936	3.66%	$(3,401)

Approximately $133.3 million and $76.9 million of certificates of deposit and FHLB advances, respectively, are scheduled to mature during fiscal 2009. Treasury rates were significantly lower at the end of fiscal 2008 compared to the start of the fiscal year and short-term Treasury bill rates were near historical lows at the end of the year. However, the current financial crisis has caused rates on FHLB advances and certificates of deposit to be high compared to historical spreads above Treasury rates. This widening of spreads is due to depositor concerns about the stability of financial institutions and investor concerns about the survivability of Federal Home Loan Banks, thereby creating a higher risk premium for deposits and advances. We currently anticipate our certificates to reprice at rates slightly lower than their current costs, which would reduce interest expense, but we cannot be certain that lower market and Treasury rates will necessarily result in lower funding costs in fiscal 2009.

Provision for Loan Losses. A provision for loan losses of $2.4 million was recorded in connection with our analysis of losses in the loan portfolio for the year ended September 30, 2008, compared to a provision for loan losses of $409,000 for the same period of 2007. The increase in the provision takes into account the increase in classified assets during fiscal 2008 as well as the current downturn in the real estate market, internal changes in management and the general economy. We do not originate or purchase one- to four-family subprime loans or nontraditional mortgage products with exotic features such as negative amortization or option payments.

We consider the allowance for loans losses at September 30, 2008, to be our best estimate of probable credit losses inherent in the loan portfolio as of that date based on the assessment of the above-mentioned factors affecting the loan portfolio. While we believe the estimates and assumptions used in the determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details selected activity associated with the allowance for loan losses for the years ended September 30, 2008 and 2007:

	At or For the Year Ended September 30,
	2008	2007
	(in thousands)
Provision for loan losses	$ 2,431	$ 409
Net charge-offs	840	203
Allowance for loan losses	4,579	2,988
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	0.98%	0.62%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	46.04%	195.17%
Nonperforming loans	$ 9,945	$1,531
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	2.16%	0.32%
Loans receivable, net	$459,813	$480,118

Noninterest Income. Noninterest income decreased $791,000, or 7.0%, to $10.5 million for the year ended September 30, 2008 from $11.3 million for the year ended September 30, 2007, as the gain on sale of loans decreased $655,000 or 46.2%.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Year Ended September 30,		Increase / (Decrease)
	2008	2007	Amount	Percent
	(in thousands)

Service fees and charges	$ 9,077	$ 9,308	$ (231)	(2.5)%
Gain on sale of loans	764	1,419	(655)	(46.2)
Increase in cash surrender value of bank owned life insurance	421	405	16	4.0
Loan servicing fees	484	549	(65) )	(11.8)
Mortgage servicing rights, net	(340)	(445)	105	23.6
Other	84	45	39	86.7
Total noninterest income	$10,490	$11,281	$ (791)	(7.0)%

The decrease in the gain on sale of loans is a reflection of the significant slowing in the local residential real estate market as loans originated for sale in the secondary market declined $51.3 million, or 52.7%, in 2008 compared to fiscal 2007. We undertook an organizational realignment of our mortgage banking department in the third quarter of 2008 to improve efficiency and reduce delivery time.

During fiscal 2008, interchange, debit card and checking account service fee income increased 3.2% to $8.9 million, while check losses increased $347,000 to $963,000, offsetting the fee increase. Income from health savings accounts, which are also reported in service fees and charges, declined $76,000 to $269,000 during fiscal 2008.  Further deterioration in the economy may result in declines in consumer spending, which may reduce fee income due to the decline in the number of checking account and debit card transactions.

As noted earlier, we entered into an agreement to sell our mortgage servicing rights to another financial institution. We anticipate this sale will be consummated during December 2008, which is the first quarter of fiscal 2009. After the sale is complete, we will no longer receive servicing fee income or amortize the servicing rights asset. These amounts resulted in net revenue of $144,000 and $104,000 during 2008 and 2007, respectively.

Noninterest Expense. Noninterest expense increased $803,000, or 3.4%, to $24.4 million for the year ended September 30, 2008 from $23.6 million for the year ended September 30, 2007. The efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, increased to 73.7% for the year ended September 30, 2008, compared to 72.5% for the year ended September 30, 2007. By definition, a lower efficiency ratio would be an indication that we are more efficiently utilizing resources to generate net interest income and other fee income.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Year Ended September 30,		Increase / (Decrease)
	2008	2007	Amount	Percent
	(in thousands)

Compensation and benefits	$15,211	$14,249	$ 962	6.8%
Occupancy and equipment	3,007	2,871	136	4.7
Data processing	2,198	2,097	101	4.8
Advertising	1,043	1,427	(384)	(26.9)
Other	2,980	2,992	(12)	0.4
Total noninterest expense	$24,439	$23,636	$ 803	3.4%

Compensation and benefits. Compensation and benefits increased $962,000 or 6.8% to $15.2 million for the year ended September 30, 2008 from $14.2 million for the same period a year ago. The largest factor in the increase was the ESOP. At the completion of the Conversion in December 2007, additional shares were added to the ESOP and were the main contributor to the $435,000 or 54.9% increase in ESOP-related expense for the year ended September 30, 2008.

We also hired several commercial lending officers throughout fiscal 2008, with most of them joining the Company during the fourth quarter of fiscal 2008. However, we continue to closely monitor personnel costs as we employed 201 full-time equivalents at September 30, 2008, compared to 223 at September 30, 2007 and 240 at September 30, 2006.

Incentive compensation totaled $359,000 in 2008 compared to $140,000 in 2007 while commissions were $190,000 lower in 2008 due to lower loan production. The Board decided to award a discretionary bonus to non-executive employees in fiscal 2008. The executive officers of the Company, including the end-of-year Chief Executive Officer and Chief Financial Officer as well as the executive vice presidents of commercial and consumer banking, did not receive incentive income during fiscal 2008. The incentive award in fiscal 2007 was lower as no award was granted on the basis of the Company’s financial performance. Some incentive compensation was awarded to non-management employees in 2007 related to individual performance above expectations.

Advertising. Advertising expense decreased $384,000 or 26.9%. The amount of dollars spent on advertising dropped for a time coinciding with the portion of the year when the position of Director of Marketing was vacant. We anticipate advertising expense will increase slightly in 2009 as we plan to launch three banking offices during the year – one in October 2008 and two more in the third calendar quarter of 2009 – and we increase our visibility in the marketplace through various media.

Occupancy and equipment and data processing. We anticipate occupancy and equipment and data processing expenses will increase modestly in fiscal 2009 due to the aforementioned increase in banking offices. We launched a stand-alone full-service office in early fiscal 2008 as a replacement for an in-store branch that was closed.

Other expense. We anticipate a significant increase in premiums for FDIC insurance during fiscal 2009. While still in a considerable state of uncertainty, guidance as of September 30, 2008, implied a 94% increase in the assessment rate applied to insurable deposits for Home Federal Bank starting in the second fiscal quarter (first calendar quarter) of 2009. For part of 2008 and most of fiscal 2007, we were able to reduce our FDIC insurance assessment by a credit provided to nearly all financial institutions in conjunction with the merger of the Bank Insurance fund and the Savings Association Insurance Fund into the Deposit Insurance Fund, which is administered by the FDIC.

As a part of the federal government’s attempt to strengthen the economic environment, the FDIC increased the insurable balance of deposits from $100,000 to $250,000 until December 31, 2009. Additionally, the FDIC will permit institutions to voluntarily pay a 10 basis points insurance premium in addition to the regular assessment in order to provide unlimited balance coverage on noninterest-bearing deposit accounts and interest bearing checking accounts that yield less than 0.50% annually. On December 5, 2008, we elected to continue to participate in the transaction account guarantee program.

Income Tax Expense. Income tax expense decreased $1.0 million, or 30.7%, to $2.3 million for the year ended September 30, 2008 from $3.3 million for the same period a year ago. Income before income taxes decreased $2.3 million, or 26.6%, to $6.3 million for the year ended September 30, 2008 compared to $8.5 million for the year ended September 30, 2007. Our combined federal and state effective income tax rate for the current period was 36.1% compared to 38.3% for the same period of the prior year. The decrease was due to both an increase in the net downward adjustment of book net income before taxes due to book/tax differences to arrive at taxable net income as well as a decrease in overall book net income before taxes.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2007, AND SEPTEMBER 30, 2006

General. Net income for the year ended September 30, 2007 was $5.3 million, or $0.36 per diluted share, compared to net income of $6.2 million, or $0.43 per diluted share, for the year ended September 30, 2006.

Net Interest Income. Net interest income decreased $1.7 million, or 7.4%, to $21.3 million for the year ended September 30, 2007, from $23.0 million for the year ended September 30, 2006. The decrease in net interest income was primarily attributable to a lower net interest margin, despite an overall increase in average interest-earning assets and interest-bearing liabilities in 2007 versus 2006.

Our net interest margin decreased 30 basis points to 3.03% for the year ended September 30, 2007, from 3.33% for the same period last year. The cost of interest bearing liabilities increased 66 basis points to 3.66% for the fiscal year from 3.00% for the same period of the prior year. The decline in the net interest margin reflects the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets

The following table sets forth the results of balance sheet growth and changes in interest rates to our net interest income attributable to changes in rate and volume:

	Year Ended September 30, 2007 Compared to September 30, 2006 Increase / (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$1,276	$2,098	$ 3,374
Loans held for sale	11	(7)	4
Investment securities, including interest-bearing deposits in other banks	30	175	205
Mortgage-backed securities	130	(1,036)	(906)
Federal Home Loan Bank stock	48	--	48

Total net change in income on interest-earning assets	$1,495	$1,230	$ 2,725

Interest-bearing liabilities:
Savings deposits	$ 55	$ (3)	$ 52
Interest-bearing demand deposits	137	(34)	103
Money market accounts	519	161	680
Certificates of deposit	2,232	298	2,530
Total deposits	2,943	422	3,365
Federal Home Loan Bank advances	568	486	1,054
Total net change in expense on interest-bearing liabilities	$3,511	$ 908	$ 4,419

Total increase (decrease) in net interest income			$(1,694)

Interest and Dividend Income. Total interest and dividend income for the year ended September 30, 2007 increased $2.7 million, or 6.8%, to $42.6 million, from $39.9 million for the same period of the prior year. The increase during the period was primarily attributable to the $14.0 million, or 2.0%, increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets to 6.06% from 5.79% as a result of the general increase in interest rates and changes in our loan portfolio mix.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended September 30, 2007 and 2006.

	Year Ended September 30,
	2007		2006		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2006
	(in thousands)

Loans receivable, net of deferred fees/costs	$503,478	6.62%	$471,291	6.35%	$ 3,374
Loans held for sale	3,652	6.46	3,771	6.15	4
Investment securities, available for sale, including interest-bearing deposits in other banks	6,645	5.19	3,197	4.38	205
Mortgage-backed securities	180,309	4.82	201,838	4.76	(906)
FHLB stock	9,591	0.50	9,591	--	48
Total interest-earning assets	$703,675	6.06%	$689,688	5.79%	$ 2,725

Interest Expense. Interest expense increased $4.4 million, or 26.1%, to $21.3 million for the year ended September 30, 2007 from $16.9 million for the year ended September 30, 2006. The average balance of total interest-bearing liabilities increased $19.1 million, or 3.4%, to $582.9 million for the year ended September 30, 2007 from $563.8 million for the year ended September 30, 2006. The increase was primarily a result of growth in certificates of deposit, money market accounts, and additional FHLB advances. As a result of general market rate increases, the average cost of funds for total interest-bearing liabilities increased 66 basis points to 3.66% for the year ended September 30, 2007 compared to 3.00% for the year ended September 30, 2006.

The following table details average balances, cost of funds and the change in interest expense for the year ended September 30, 2007 and 2006:

	Year Ended September 30,
	2007		2006		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2006
	(in thousands)

Savings deposits	$23,397	0.44%	$24,863	0.21%	$ 52
Interest-bearing demand deposits	91,198	0.62	97,916	0.48	103
Money market deposits	39,908	3.04	31,875	1.68	680
Certificates of deposit	226,522	4.59	218,496	3.60	2,530
FHLB advances	201,911	4.49	190,684	4.20	1,054
Total interest-bearing liabilities	$582,936	3.66%	$563,834	3.00%	$ 4,419

Provision for Loan Losses. A provision for loan losses of $409,000 was recorded by management in connection with its analysis of the loan portfolio for the year ended September 30, 2007, compared to a provision for loan losses of $138,000 recorded for the same period of 2006. The $271,000 increase in the provision takes into account increased activity within classified assets as well as the current downturn in the real estate market.

Prior to March 31, 2007, the allowance for loan losses included the estimated loss from unfunded loan commitments. The preferred accounting method is to separate the unfunded loan commitments from the disbursed loan amounts and record the unfunded loan commitment portion as a liability. At September 30, 2007, the reserve for unfunded loan commitments was $138,000, which was included in other liabilities on the Consolidated Balance Sheet. Combining the $138,000 liability for unfunded commitments with the allowance for loan losses provides an allowance of $3.1 million, or 0.65% of gross loans at September 30, 2007, compared to $3.0 million, or 0.59% at September 30, 2006.

The following table details selected activity associated with the allowance for loan losses for the years ended September 30, 2007 and 2006.

	At or For the Year Ended September 30,
	2007	2006
	(in thousands)

Provision for loan losses	$ 409	$ 138
Net charge-offs	203	46
Allowance for loan losses	2,988	2,974
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	0.62%	0.59%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	195.17%	766.49%
Nonperforming loans	$ 1,531	$ 388
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	0.32%	0.08%
Loans receivable, net	$480,118	$503,065

Noninterest Income. Noninterest income increased $80,000, or 0.7%, to $11.3 million for the year ended September 30, 2007 from $11.2 million for the year ended September 30, 2006. While overall noninterest income was flat, gain on sale of loans increased $363,000 or 34.4%. This increase in noninterest income was offset by a  $266,000 or 148.6% decrease in the value of the mortgage servicing asset. We currently sell a majority of the one-to four-family residential loans we originate. For the year ended September 30, 2006, a larger percentage of the residential mortgage loans originated were held in the loan portfolio. For the year ended September 30, 2007 we had a $150,000 write down of the value of the mortgage servicing rights.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Year Ended September 30,		Increase / (Decrease)
	2007	2006	Amount	Percent

	(in thousands)

Service fees and charges	$9,308	$9,384	$ (76)	(0.8)%
Gain on sale of loans	1,419	1,056	363	34.4
Increase in cash surrender value of bank owned life insurance	405	383	22	5.7
Loan servicing fees	549	620	(71) )	(11.5)
Mortgage servicing rights, net	(445)	(179)	(266)	(148.6)
Other	45	(63)	108	171.4
Total noninterest income	$11,281	$11,201	$ 80	0.7%

Noninterest Expense. Noninterest expense decreased $401,000, or 1.7%, to $23.6 million for the year ended September 30, 2007 from $24.0 million for the year ended September 30, 2006.

The following table provides a detailed analysis of the changes in components of noninterest expense.

	Year Ended September 30,		Increase / (Decrease)
	2007	2006	Amount	Percent
	(in thousands)

Compensation and benefits	$14,249	$15,081	$(832)	(5.5)%
Occupancy and equipment	2,871	2,759	112	4.1
Data processing	2,097	1,802	295	16.4
Advertising	1,427	986	441	44.7
Other	2,992	3,409	(417)	(12.2)
Total noninterest expense	$23,636	$24,037	$(401)	(1.7)%

Compensation and benefits decreased $832,000 or 5.5% to $14.2 million for the year ended September 30, 2007 from $15.1 million for the same period a year ago. The decrease was primarily attributable to a decreased incentive payout in the current year. In addition, full-time equivalent employees have decreased from 240 as of September 30, 2006 to 223 as of September 30, 2007. Advertising costs increased $441,000 or 44.7%, primarily as a result of marketing costs related to a debit card rewards program and a business banking campaign that were initiated during the current fiscal year. Other noninterest expenses decreased $417,000 primarily as a result of costs incurred in the prior fiscal year related to the conversion of the core processing system and professional costs associated with the initial year of Sarbanes-Oxley compliance.

Our efficiency ratio was 72.5% for the year ended September 30, 2007 compared to 70.3% for the year ended September 30, 2006. The increase in efficiency ratio was primarily attributable to a $1.7 million, or 7.4% decrease in net interest income.

Income Tax Expense. Income tax expense decreased $543,000, or 14.3%, to $3.3 million for the year ended September 30, 2007 from $3.8 million for the same period a year ago. Income before income taxes decreased $1.5 million, or 14.8%, to $8.5 million for the year ended September 30, 2007 compared to $10.0 million for the year ended September 30, 2006. Our combined federal and state effective income tax rate for the current period was 38.3% compared to 38.0% for the same period of the prior year.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COST

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using the average of daily balances during the period. Interest and dividends are reported on a tax-equivalent basis. During the time periods presented, we did not own any tax-exempt investment securities.

	Year Ended September 30,
	2008			2007			2006
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(in thousands)
Interest-earning assets:
Loans receivable, net (1)	$477,053	$30,510	6.40%	$503,478	$ 33,317	6.62%	$471,291	$29,943	6.35%
Loans held for sale	2,811	176	6.26	3,652	236	6.46	3,771	232	6.15
Investment securities, including interest- bearing deposits in other banks	31,996	1,012	3.16	6,645	345	5.19	3,197	140	4.38
Mortgage-backed securities	184,343	8,742	4.74	180,309	8,692	4.82	201,838	9,598	4.76
FHLB stock	9,591	143	1.49	9,591	48	0.50	9,591	--	--
Total interest-earning assets	705,794	$40,583	5.75%	703,675	$ 42,638	6.06%	689,688	$39,913	5.79%

Noninterest earning assets	38,627			38,672			38,015

Total assets	$744,421			$742,347			$727,703

Interest-bearing liabilities:
Savings deposits	$24,194	$177	0.73%	$ 23,397	$ 103	0.44%	$ 24,863	$ 51	0.21%
Interest-bearing demand deposits	78,618	482	0.61	91,198	569	0.62	97,916	466	0.48
Money market accounts	58,698	1,430	2.44	39,908	1,214	3.04	31,875	534	1.68
Certificates of deposit	193,002	8,596	4.45	226,522	10,393	4.59	218,496	7,863	3.60
Total deposits	354,512	10,685	3.01	381,025	12,279	3.22	373,150	8,914	2.39
FHLB advances	157,549	7,250	4.60	201,911	9,057	4.49	190,684	8,003	4.20

Total interest-bearing liabilities	512,061	$17,935	3.50%	582,936	$21,336	3.66%	563,834	$16,917	3.00%

Noninterest-bearing liabilities	46,725			48,493			58,559

Total liabilities	558,786			631,429			622,393

Stockholders’ equity	185,635			110,918			105,310

Total liabilities and equity	$744,421			$742,347			$727,703

Net interest income		$22,648			$21,302			$22,996
Interest rate spread		2.25%			2.40%			2.79%
Net interest margin (2)		3.21			3.03			3.33
Ratio of average interest- earning assets to average interest-bearing liabilities		137.83			120.71			122.32
________
(1)	Non-accrual loans are included in the average balance. Loan fees are included in interest income on loans and are insignificant.
(2)	Net interest margin, otherwise known as yield on interest earning assets, is calculated as net interest income divided by average interest-earning assets.

The following table sets forth (on a consolidated basis) for the periods and at the dates indicated, the weighted average yields earned on our assets, the weighted average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	At September 30,	Year Ended September 30,
	2008	2008	2007	2006

Weighted average yield on:
Loans receivable, net	6.26%	6.40%	6.62%	6.35%
Loans held for sale	6.15	6.26	6.46	6.15
Investment securities, including interest-bearing deposits in other banks	1.62	3.16	5.19	4.38
Mortgage-backed securities	4.68	4.74	4.82	4.76
Federal Home Loan Bank stock	1.49	1.49	0.50	--
Total interest-earning assets	5.62	5.75	6.06	5.79

Weighted average rate paid on:
Savings deposits	0.84	0.73	0.44	0.21
Interest-bearing demand deposits	0.54	0.61	0.62	0.48
Money market accounts	1.63	2.44	3.04	1.68
Certificates of deposit	3.77	4.45	4.59	3.60
Total deposits	2.46	3.01	3.22	2.39
Federal Home Loan Bank advances	4.68	4.60	4.49	4.20
Total interest-bearing liabilities	3.11	3.50	3.66	3.00

Interest rate spread (spread between weighted average rate on all interest- earning assets and all interest-bearing liabilities)	2.51	2.25	2.40	2.79

Net interest margin (net interest income (expense) as a percentage of average interest-earning assets)	N/A	3.21	3.03	3.33

RATE/VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Year Ended September 30, 2008 Compared to Year Ended September 30, 2007 Increase (Decrease) Due to			Year Ended September 30, 2007 Compared to Year Ended September 30, 2006 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$ (1,094)	$(1,713)	$(2,807)	$1,276	$2,098	$3,374
Loans held for sale	(7)	(53)	(60)	11	(7)	4
Investment securities, including interest-bearing deposits in other banks	(183)	850	667	30	175	205
Mortgage-backed securities	(142)	192	50	130	(1,036)	(906)
Federal Home Loan Bank stock	95	--	95	48	--	48
Total net change in income on interest- earning assets	$(1,331)	$(724)	$(2,055)	$1,495	$1,230	$2,725

Interest-bearing liabilities:
Savings deposits	$ 70	$ 4	$ 74	$ 55	$ (3)	$ 52
Interest-bearing demand deposits	(10)	(77)	(87)	137	(34)	103
Money market accounts	(276)	492	216	519	161	680
Certificates of deposit	(297)	(1,500)	(1,797)	2,232	298	2,530
Total deposits	(513)	(1,081)	(1,594)	2,943	422	3,365
Federal Home Loan Bank advances	258	(2,065)	(1,807)	568	486	1,054
Total net change in expense on interest-bearing liabilities	$(255)	$(3,122)	$(3,401)	$3,511	$908	$4,419
Total increase (decrease) in net interest income			$1,346			$(1,694)

Interest expense for the year ended September 30, 2008 was reduced by $24,000. This amount represents that portion of interest attributed to borrowings related to construction of branches.

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

General. Our Board of Directors has established an asset and liability management policy to guide management in maximizing net interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, changes in net interest income, credit risk and profitability. The policy includes the use of an Asset Liability Management Committee whose members include certain members of senior management. The Committee’s purpose is to communicate, coordinate and manage our asset/liability positions consistent with our business plan and Board-approved policies, as well as to price savings and lending products, and to develop new products.

The Asset Liability Management Committee meets to review various areas including:

▪	economic conditions;

▪	interest rate outlook;

▪	asset/liability mix;

▪	interest rate risk sensitivity;

▪	change in net interest income

▪	current market opportunities to promote specific products;

▪	historical financial results;

▪	projected financial results; and

▪	capital position.

The Committee also reviews current and projected liquidity needs. As part of its procedures, the Asset Liability Management Committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential change in market value of portfolio equity that is authorized by the Board of Directors.

Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

▪	we have increased our originations of shorter term loans and particularly, construction and land development loans and home equity loans;

▪	we have structured our borrowings with maturities that match fund our loan and investment portfolios;

▪	we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets; and

▪	we have invested in securities with relatively short anticipated lives, generally three to five years.

How We Measure the Risk of Interest Rate Changes. We measure our interest rate sensitivity on a quarterly basis utilizing an internal model. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from such assumptions. The assumptions we use are based upon proprietary and market data and reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. An independent service was used to provide market rates of interest and certain interest rate assumptions to determine prepayments and maturities of loans, investments and borrowings. Time deposits are modeled to reprice to market rates upon their stated maturities. We assumed that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates. Our historical deposit decay rates were used, which are substantially lower than market decay rates. In the past, we have demonstrated that the tiering structure of our deposit accounts during changing rate environments results in relatively low volatility and less than market rate changes in our interest expense for deposits. Our deposit accounts are tiered by balance and rate, whereby higher balances within an account earn higher rates of interest. Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers).

When interest rates rise, we generally do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at September 30, 2008, that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value (“NPV”)			Net Portfolio as % of Portfolio Value of Assets

Basis Point Change in Rates	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)	Asset Market Value
	(in thousands)

300	$ 139,363	$(25,218)	(15.32)%	21.87%	(2.16)%	$637,370
200	147,720	(16,861)	(10.24)	22.63	(1.40)	652,691
100	155,716	(8,865)	(5.39)	23.30	(0.73)	668,436
Base	164,581	--	--	24.03	--	684,816
-100	171,971	7,390	4.49	24.57	.54	699,988
-200	172,929	8,348	5.07	24.36	.33	709,937

Pre-Shock NPV Ratio				24.03
Post-Shock NPV Ratio				22.63
Static Sensitivity Measure – decline in NPV Ratio				1.40

Policy Maximum				3.00

________
(1)	Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the base net portfolio value.
(2)	Calculated as the estimated net portfolio value divided by the portfolio value of total assets.
(3)	Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the base net portfolio value ratio.

The following table illustrates the change in net interest income at September 30, 2008, that would occur in the event of an immediate change in interest rates, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point	Net Interest Income
Change in Rates	Amount	$ Change (1)	% Change
	(in thousands)

300	$22,718	$ (398)	(1.72)%
200	22,893	(222)	(0.96)
100	23,008	(107)	(0.46)
Base	23,115	--	Base
-100	23,557	442	1.91
-200	22,656	(459)	(1.99)
                          ________
(1)	Represents the decrease of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

We use certain assumptions in assessing our interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. The table above also includes projected balances for loans and deposits, actual results for which may be materially different from those estimates.

As with any method of measuring interest rate risk, shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in the market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

LIQUIDITY AND COMMITMENTS

We are required to have sufficient cash flow in order to maintain liquidity to ensure a safe and sound operation. Historically, we have maintained cash flow above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a quarterly basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are from customer deposits, loan repayments, loan sales, maturing investment securities and advances from the Federal Home Loan Bank of Seattle. These funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We believe that our current liquidity position is sufficient to fund all of our existing commitments.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities. On a longer-term basis, we maintain a strategy of investing in loans. At September 30, 2008, the total approved loan origination commitments outstanding amounted to $18.7 million. At the same date, unused lines of credit were $41.8 million.

We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities.

Certificates of deposit scheduled to mature in one year or less at September 30, 2008, totaled $133.3 million, which represented 75.2% of our certificates of deposit portfolio at September 30, 2008. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Historically, the Bank has been able to retain a significant amount of deposits as they mature. However, recent disruptions in the credit markets have resulted in a highly price-competitive market for certificates of deposit. These rates currently exceed alternative costs of borrowings and are high compared to historical spreads to U.S. Treasury note rates. Additionally, since loan demand has slowed in 2008, Management has been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in some deposit runoff as customers are moving their maturing balances to competitors at a higher pace than the Bank has historically experienced. Nonetheless, management believes the Company has adequate resources to fund all loan commitments through FHLB advances, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets. We had the ability at September 30, 2008, to borrow an additional $133.4 million from the Federal Home Loan Bank of Seattle and $10.0 million thorough a federal funds purchased facility with our correspondent bank. We are also approved at the Discount Window of the Federal Reserve Bank of San Francisco and could use that facility as a funding source to meet commitments and for liquidity purposes.

We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices, or in a reasonable time frame, to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

Our primary source of funds is our deposits. When deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: cash management from the Federal Home Loan Bank of Seattle, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. Alternatively, we may also liquidate assets to meet our funding needs.

We are highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs.  The failure of the FHLB of Seattle, or the FHLB system in general, may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands.  However, our mortgage backed securities are marketable and could be sold to obtain cash to meet liquidity demands should our access to FHLB funding be impaired.

We do not originate loans under a forward commitment with investors in the secondary market. Many financial institutions encountered liquidity impairment as loans that they securitized for resale were met with an abrupt absence of purchasers. As a result, cash flow was restricted and caused significant contraction in liquidity. Should we encounter a reduction in demand for loans in the secondary market, we can simply discontinue the origination of such loans.

CONTRACTUAL OBLIGATIONS

Through the normal course of operations, we have entered into certain contractual obligations. Our obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

At September 30, 2008, scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 year through 3 Years	After 3 through 5 Years	Beyond 5 Years	Total Balance

	(in thousands)

Certificates of deposit	$133,323	$ 33,452	$10,454	$ 175	$177,404
Federal Home Loan Bank advances	76,882	23,290	33,800	3,000	136,972
Operating leases	474	639	203	1,676	2,992
Total contractual obligations	$210,679	$ 57,381	$44,457	$4,851	$317,368

OFF-BALANCE SHEET ARRANGEMENTS

We are party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Collateral is not required to support commitments.

Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed to, home equity, commercial and consumer lines of credit.

Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral is required in instances where we deem it necessary.

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2008:
Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$ 6,768
Adjustable rate	11,924
Undisbursed balance of loans closed	8,197
Unused lines of credit	42,470
Total	$ 69,359

CAPITAL

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. Home Federal Bank’s total equity capital was $146.1 million at September 30, 2008, or 21.6%, of total assets on that date. As of September 30, 2008, we exceeded all regulatory capital requirements. Our regulatory capital ratios at September 30, 2008 were as follows: Tier 1 capital 21.7%; Tier 1 (core) risk-based capital 32.2%; and total risk-based capital 32.8%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See “How We Are Regulated – Regulation and Supervision of Home Federal Bank – Capital Requirements” and Note 13 to the Consolidated Financial Statements under Item 8 to this Annual Report on Form 10-K.

In December 2007, we raised $87.8 million of proceeds from the sale of common stock through the Conversion. We did not apply for government assistance through the Capital Purchase Program under the U.S. Treasury Department’s Troubled Asset Relief Program (“TARP”). We believe our high capital level and liquid balance sheet provides us flexibility in today's environment to execute our growth plans without TARP capital.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. The primary impact of inflation is reflected in the increased cost of our operations. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In a period of rapidly rising interest rates, the liquidity and maturity structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of noninterest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in dollar value of the collateral securing loans that we have made. Our management is unable to determine the extent, if any, to which properties securing loans have appreciated in dollar value due to inflation.

Deflation, or a decrease in overall prices from one period to the next, could have a negative impact on the Company’s operations and financial condition. Deflationary periods impute a higher borrowing cost to debtors as the purchasing power of a dollar increases with time. This may decrease the demand for loan products offered by the Bank.

Inflation also indirectly impacts the Company through the pressure it may place on consumer and commercial borrowers. As commodity prices rose rapidly during late calendar 2007 and for most of calendar year 2008, national delinquency rates on loans increased as the cost of gasoline and food significantly eroded disposable income available to consumers. As a result, they were unable to service their debt obligations as a greater share of their income was used to meet ordinary daily expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” The statement provides enhanced guidance for measuring assets and liabilities using fair value and applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on our consolidated financial condition or results of operations.

On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 and is not expected to have a significant impact on our consolidated financial condition or results of operations. An entity may elect to early adopt as of the beginning of a fiscal year that begins on or before November 15, 2007.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and the goodwill acquired.  The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” of this Annual Report on Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page #

Management’s Annual Report on Internal Control Over Financial Reporting	83

Report of Independent Registered Public Accounting Firm	84

Consolidated Balance Sheets as of September 30, 2008 and 2007	86

Consolidated Statements of Income For the Years Ended September 30, 2008, 2007 and 2006	87

Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years Ended September 30, 2008, 2007 and 2006	88

Consolidated Statements of Cash Flows For the Years Ended September 30, 2008, 2007 and 2006	90

Selected Notes to Consolidated Financial Statements	92

Management's Annual Report on Internal Control Over Financial Reporting

The management of Home Federal Bancorp, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. Management's assessment was based on criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, the Company's management concluded that the Company's internal control over financial reporting was effective as of September 30, 2008.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008 has been audited by Moss Adams LLP, the Company's independent registered public accounting firm who audits the Company's consolidated financial statements. The Report of Independent Registered Accounting Firm expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of September 30, 2008.

/s/ Len E. Williams	/s/ Eric S. Nadeau
Len E. Williams	Eric S. Nadeau
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Dated: December 12, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc. and Subsidiary
Nampa, Idaho

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. and Subsidiary (the Company) as of September 30, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2008. We also have audited the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Federal Bancorp, Inc. and Subsidiary as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Home Federal Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Moss Adams LLP

Spokane, Washington
December 12, 2008

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data)	September 30, 2008	September 30, 2007
ASSETS
Cash and amounts due from depository institutions	$ 23,270	$ 20,588
Certificate of deposit in correspondent bank	5,000	--
Mortgage-backed securities available for sale, at fair value	188,787	162,258
FHLB stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $4,579
and $2,988	459,813	480,118
Loans held for sale	2,831	4,904
Accrued interest receivable	2,681	2,804
Property and equipment, net	15,246	12,364
Mortgage servicing rights, net	1,707	2,047
Bank owned life insurance	11,590	11,168
Real estate and other property owned	650	549
Deferred tax asset	1,770	1,245
Other assets	2,134	2,318
TOTAL ASSETS	$725,070	$709,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts
Noninterest-bearing demand deposits	$ 41,398	$ 38,643
Interest-bearing demand deposits	127,714	127,659
Savings deposits	26,409	23,116
Certificates of deposit	177,404	215,191
Total deposit accounts	372,925	404,609
Advances by borrowers for taxes and insurance	1,386	1,605
Interest payable	552	731
Deferred compensation	5,191	4,515
FHLB advances	136,972	180,730
Other liabilities	2,857	5,127
Total liabilities	519,883	597,317
STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized,
issued and outstanding, none	--	--
Common stock, $.01 par value; 90,000,000 authorized,
issued and outstanding:	174	152
Sept. 30, 2008 – 17,412,449 issued, 17,374,161 outstanding
Sept. 30, 2007 – 15,278,803 issued, 15,232,243 outstanding
Additional paid-in capital	157,205	59,613
Retained earnings	59,813	58,795
Unearned shares issued to ESOP	(10,605)	(3,698)
Accumulated other comprehensive loss	(1,400)	(2,225)
Total stockholders’ equity	205,187	112,637
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$725,070	$709,954

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share data)	Year Ended September 30,
	2008	2007	2006

Interest and dividend income:
Loan interest	$30,686	$33,553	$30,175
Investment interest	1,012	345	140
Mortgage-backed securities interest	8,742	8,692	9,598
FHLB dividends	143	48	--
Total interest and dividend income	40,583	42,638	39,913
Interest expense:
Deposits	10,685	12,279	8,914
FHLB advances	7,250	9,057	8,003
Total interest expense	17,935	21,336	16,917
Net interest income	22,648	21,302	22,996
Provision for loan losses	2,431	409	138
Net interest income after provision for loan losses	20,217	20,893	22,858
Noninterest income:
Service charges and fees	9,077	9,308	9,384
Gain on sale of loans	764	1,419	1,056
Increase in cash surrender value of bank owned life insurance	421	405	383
Loan servicing fees	484	549	620
Mortgage servicing rights, net	(340)	(445)	(179)
Other	84	45	(63)
Total noninterest income	10,490	11,281	11,201
Noninterest expense:
Compensation and benefits	15,211	14,249	15,081
Occupancy and equipment	3,007	2,871	2,759
Data processing	2,198	2,097	1,802
Advertising	1,043	1,427	986
Postage and supplies	617	650	811
Professional services	788	856	917
Insurance and taxes	533	429	431
Other	1,042	1,057	1,250
Total noninterest expense	24,439	23,636	24,037
Income before income taxes	6,268	8,538	10,022
Income tax expense	2,263	3,267	3,810
NET INCOME	$4,005	$ 5,271	$ 6,212

Earnings per share:
Basic	$0.25(1)	$0.32(1)	$0.38(1)
Diluted	0.25(1)	0.31(1)	0.38(1)
Weighted average number of shares outstanding:
Basic	16,233,200(1)	16,602,082(1)	16,454,940(1)
Diluted	16,252,747(1)	16,767,219(1)	16,494,468(1)

Dividends declared per share:	$0.213(1)	$0.194(1)	$0.189(1)

(1) Earnings per share, average shares outstanding, and dividends per share have been adjusted to reflect the impact of the Conversion which occurred on December 19, 2007.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at Sept. 30, 2005	14,910,658	$149	$56,115	$ 49,818	$(4,550)	$(165)	$101,367
Restricted stock issued, net of forfeitures	258,456	3	(3)				--
ESOP shares committed to be released			265		416		681
Share-based compensation expense			845				845
Dividends paid ($0.189 per share) (1) (2)				(1,225)			(1,225)
Comprehensive income:
Net income				6,212			6,212
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						(11)	(11)
Comprehensive income:							6,201
Balance at Sept. 30, 2006	15,169,114	152	57,222	54,805	(4,134)	(176)	107,869
Restricted stock issued, net of forfeitures	(6,924)						--
ESOP shares committed to be released			357		436		793
Exercise of stock options	70,053		854				854
Share-based compensation expense			1,036				1,036
Excess tax benefits from equity compensation plans			144				144
Dividends paid ($0.194 per share) (1) (2)				(1,281)			(1,281)
Comprehensive income:
Net income				5,271			5,271
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						(100)	(100)
Unrealized holding loss resulting from transfer of securities from held to maturity to available for sale, net of taxes						(1,949)	(1,949)
Comprehensive income:							3,222
Balance at Sept. 30, 2007	15,232,243	152	59,613	58,795	(3,698)	(2,225)	112,637
(continued on next page)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at Sept. 30, 2007 (balance carried forward)	15,232,243	152	59,613	58,795	(3,698)	(2,225)	112,637

Second Step Conversion(3)	2,073,619	21	95,938		(8,160)		87,799
Dissolution of Mutual Holding Company			50				50
Restricted stock issued, net of forfeitures	13,502						--
ESOP shares committed to be released			(23)		1,253		1,230
Exercise of stock options	54,797	1	605				606
Share-based compensation			1,022				1,022
Dividends paid ($0.213) per share) (1) (2)				(2,987)			(2,987)
Comprehensive income:
Net income				4,005			4,005
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						825	825
Comprehensive income:							4,830
Balance at Sept. 30, 2008	17,374,161	$174	$157,205	$59,813	$(10,605)	$(1,400)	$205,187

 (1)  Home Federal MHC waived its receipt of dividends on the 8,979,246 shares that it owned.
 (2)  Dividends per share have been adjusted to reflect the impact of the Conversion, which occurred on December 19, 2007.
(3)
The total effect on equity accounts from the Conversion has changed from the December 31, 2007 reported numbers due to adjustments such as true-up of total new shares issued in relation to conversion once total affect of fractional shares was known, payment of additional expenses related to conversion, etc.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)	Year Ended September 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,005	$ 5,271	$ 6,212
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,699	1,712	1,640
Net accretion of premiums and discounts on investments	(19)	(62)	(90)
Loss on sale of fixed assets and repossessed assets	144	2	137
Gain on sale of securities available for sale	--	(4)	--
ESOP shares committed to be released	1,230	793	681
Equity compensation expense	1,022	1,036	845
Provision for loan losses	2,431	409	138
Accrued deferred compensation expense, net	676	640	826
Net deferred loan fees	132	81	541
Deferred income tax benefit	(1,075)	(535)	(397)
Excess tax benefit from equity compensation plans	--	(144)	--
Net gain on sale of loans	(764)	(1,419)	(1,056)
Proceeds from sale of loans held for sale	48,543	97,503	82,416
Originations of loans held for sale	(45,895)	(97,154)	(80,144)
Net decrease in value of mortgage servicing rights	340	445	179
Net increase in value of bank owned life insurance	(422)	(405)	(383)
Change in assets and liabilities:
Interest receivable	123	222	(567)
Other assets	176	(801)	(674)
Interest payable	(179)	(240)	(699)
Other liabilities	(2,274)	331	(1,652)
Net cash provided by operating activities	9,893	7,681	7,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	--	13,094	28,065
Purchase of mortgage-backed securities held to maturity	--	--	(30,259)
Proceeds from sale and maturity of mortgage-backed securities available for sale	31,123	15,013	2,609
Purchase of mortgage-backed securities available for sale	(56,257)	(2,102)	--
Investment in certificate of deposit	(5,000)	--	--
Proceeds from sale of securities available for sale	--	3,848	--
Purchases of property and equipment	(4,643)	(1,181)	(2,447)
Net decrease/(increase) in loans	17,000	22,190	(33,827)
Purchased loans	--	--	(38,782)
Purchase of bank owned life insurance	--	--	(281)
Proceeds from sale of fixed assets and repossessed assets	759	172	529
Net cash (used) provided by investing activities	(17,018)	51,034	(74,393)

(continues on next page)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) (In thousands)
	Year Ended September 30,
	2008	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(31,684)	(25,672)	33,956
Net decrease in advances by borrowers for taxes and insurance	(219)	(528)	(1,765)
Proceeds from FHLB advances	68,215	153,860	253,425
Repayment of FHLB advances	(111,973)	(183,889)	(218,599)
Proceeds from exercise of stock options	606	854	--
Excess tax benefit from equity compensation plans	--	144	--
Dividends paid	(2,987)	(1,281)	(1,225)
Net proceeds from stock issuance and exchange pursuant to second step conversion	87,849	--	--
Net cash provided (used) by financing activities	9,807	(56,512)	65,792

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,682	2,203	(648)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,588	18,385	19,033
CASH AND CASH EQUIVALENTS, END OF YEAR	$23,270	$ 20,588	$18,385

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$18,115	$21,576	$17,617
Income taxes	3,535	3,800	4,226

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$1,394	$ 703	$ 2
Fair value adjustment to securities available for sale, net of taxes	825	(100)	(11)
Transfer of securities from held to maturity to available for sale	--	171,668	--
Fair value adjustment to securities available for sale, net of taxes as a result of transferring securities from held to maturity to available for sale	--	(1,949)	--

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Business and Reorganization. Home Federal Bancorp, Inc. (the “Company”), was formed as the new stock holding company for Home Federal Bank (the “Bank”) in connection with the Bank’s Conversion from the mutual holding company structure to the stock holding company structure, which was completed on December 19, 2007. Prior to the completion of the Conversion, the Bank was the subsidiary of Home Federal Bancorp, Inc., a federally-chartered stock mid-tier holding company (“Mid-Tier”), and the Mid-Tier was a subsidiary of Home Federal MHC, a federally-chartered mutual holding company. The Bank formed the mutual holding company structure in December 2004. As a result of the Conversion, Home Federal MHC and the Mid-Tier ceased to exist and were replaced by the Company as the successor to the Mid-Tier. All references to the number of shares outstanding, including references for purposes of calculating per share amounts, are restated to give retroactive recognition to the exchange ratio applied in the Conversion.  See Note 19 below for additional information regarding the Conversion.

The Bank was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area. The Bank’s primary business is attracting deposits from the general public and using these funds to originate loans. It emphasizes the origination of loans secured by first mortgages on owner-occupied, residential real estate, residential development and construction, and commercial real estate. To a lesser extent, it originates other types of real estate loans, commercial business loans and consumer loans.

The Bank serves the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore and Gem Counties, through its 15 full-service banking offices and one loan center. Nearly 40% of the state’s population lives and works in the four counties served by Home Federal Bank. Ada County has the largest population and includes the city of Boise, the state capitol. Home Federal Bank maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with five offices, including the Company’s corporate headquarters in Nampa. The two remaining branches are located in Elmore and Gem Counties.

Home Federal Bank has one wholly-owned subsidiary, Idaho Home Service Corporation, which was established in 1981 as Home Service Corporation for the purpose of facilitating various business activities. Since 2000, Idaho Home Service Corporation has been inactive.

Principles of Consolidation. The consolidated financial statements of the Company include the accounts of the Company, the Bank and its wholly-owned subsidiary, Idaho Home Service Corporation. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the statement of financial condition and certain revenues and expenses for the period. Actual results could differ, either positively or negatively, from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the fair market value of capitalized mortgage servicing rights, as well as deferred income taxes.

Management believes that the allowance for loan losses reflects the best estimate of probable incurred losses inherent in the loan portfolio at the balance sheet dates presented and that the valuation of mortgage servicing assets and computation of deferred taxes are proper. While management uses currently available information to recognize losses on loans and impairment of mortgage servicing assets, future additions to the allowance and future impairments may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and valuation of mortgage servicing assets. Such agencies may require the Company to recognize additions to the allowance or an impairment of mortgage servicing assets based on their judgments of information available to them at the time of their examination.

Cash and Cash Equivalents. For the purposes of reporting cash flows, the Company has defined cash and cash equivalents as those amounts included in the consolidated balance sheet caption Cash and amounts due from depository institutions. Cash and cash equivalents, including interest-bearing deposits, are on deposit with other banks and financial institutions in amounts that periodically exceed the federal insurance limit. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the banks and financial institutions. The Company has not experienced any losses in such accounts.

Cash on Hand and in Banks. The Company is required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. The amount of this required reserve balance at September 30, 2008 and 2007 was $1.8 million and $1.6 million, respectively.

Securities Held to Maturity. Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using methods that approximate the interest method over the period to maturity. Securities held to maturity consists only of mortgage-backed securities.

Securities Available for Sale. Available for sale securities consist of mortgage-backed securities, which are not classified as trading securities or as held to maturity securities.

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific-identification method and are included in earnings.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. In estimating other-than-temporary losses, management considers, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospectus of the issuer, and (3) the Company’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any such write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities at September 30, 2008 and 2007 are temporary.

FHLB Stock. As a member of the FHLB of Seattle, the Bank is required to maintain a minimum level of investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances, total assets and mortgages. The Bank's investment in FHLB of Seattle stock is carried at par value ($100 per share), which reasonably approximates its fair value. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. FHLB stock is restricted as to purchase, sale, and redemption.

Loans Held for Sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments as defined by SFAS 133 (as amended). Pursuant to that Statement, they are recognized on the consolidated balance sheet in other assets and other liabilities at fair value.

Loans Receivable and Allowance for Loan Losses. The Bank grants commercial, real estate, and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial real estate and residential real estate loans made primarily to borrowers in Idaho. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate market and/or general economic conditions in the Bank’s market area.

Loans are stated at the amount of unpaid principal, adjusted for deferred loan fees and related costs and an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Interest income is accrued on the unpaid balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent, or in the opinion of management, the collection of interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments of principal and interest.

Premiums and discounts on purchased loans are amortized over the estimated life of the loans as an adjustment to yield using the interest method.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for nonhomogeneous loan types and larger balance homogeneous loan types by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Management believes the allowance for loan losses represents our best estimate of known and unknown but probable, incurred losses inherent in our loan portfolio. The allowance is based upon a periodic review of loans which includes consideration of actual net loan loss experience, changes in the size and character of the loan portfolio, identification of individual problem situations that may affect the borrower's ability to pay, and an evaluation of current economic conditions. Loan losses are recognized through charges to the allowance.

Real Estate Acquired in Settlement of Loans. Real estate acquired through foreclosure or deeds in lieu of foreclosure is stated at the lower of cost or estimated fair market value less selling costs. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs, subsequent write-downs to estimated fair market value less selling costs, if any, or any disposition gains or losses are included in noninterest income and expenses. Costs of development and improvement of the property are capitalized.

Property and Equipment. Properties and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvements, whichever is less. Depreciation and amortization are generally computed using the straight-line method for financial statement purposes over the following estimated useful lives and lease periods:

Buildings and leasehold improvements	15-40 years
Furniture, equipment, and automobiles	3-12 years

The normal costs of maintenance and repairs are charged to expense as incurred.

Mortgage Servicing Rights. Retained mortgage servicing rights are measured at fair values as of the date of the sale of the underlying loan. In addition, mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the change occurs. Fair values are estimated using discounted cash flows based on current market interest rates. The Company utilizes an independent third party to assist in assessing the fair value of the servicing rights.

Fees earned for servicing mortgage loans are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in SFAS No. 109, Accounting for Income Taxes. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax liability from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date.

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

As of October 1, 2007, and September 30, 2008, the Company did not believe that it had any uncertain tax positions that would rise to the level of having a material effect on its financial statements.  In addition, the Company had no accrued interest or penalties as of October 1, 2007 or September 30, 2008.  It is the Company’s policy to record interest and penalties as a component of income tax expense.  The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as separate components of the equity section of the statement of financial condition, such items, along with net income are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Year Ended September 30,
	2008	2007	2006
	(in thousands)

Unrealized holding gain (loss) on available for sale securities	$1,376	$(3,411)	$(19)
Reclassification adjustment for gain realized in income	--	4	--

Net unrealized gain (loss)	1,376	(3,415)	(19)
Tax effect	(551)	1,366	8

Unrealized gain (loss) net of tax	$ 825	$(2,049)	$(11)

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense for the years ended September 30, 2008, 2007, and 2006, was $1.0 million, $1.4 million and $1.0 million respectively.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” The statement provides enhanced guidance for measuring assets and liabilities using fair value and applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on our consolidated financial condition or results of operations.

On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 and is not expected to have a significant impact on our consolidated financial condition or results of operations. An entity may elect to early adopt as of the beginning of a fiscal year that begins on or before November 15, 2007.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and the goodwill acquired.  The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.

Stock-Based Compensation. On June 23, 2005, stockholders approved long-term stock-based benefit plans that enable the Company to grant stock options, stock appreciation rights and restricted stock awards to employees and directors. As of October 1, 2005, the Company adopted SFAS No. 123(R), Share Based Payment, which requires the recognition of compensation costs relating to share based payment transactions in the financial statements. The Company has elected the modified prospective application method of reporting, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. Prior to the adoption of SFAS No. 123(R), the Company elected to account for its stock-based compensation plans using the intrinsic value-based method of recognizing compensation costs outlined in APB Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions under SFAS No. 123, Accounting for Stock-Based Compensation.

Earnings per share (“EPS”) data: The Company displays basic and diluted EPS in the Consolidated Statements of Income. Basic EPS is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Unallocated shares relating to the ESOP are deducted in the calculation of weighted average shares outstanding. Diluted EPS is computed by dividing net income or loss by the diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents include stock options and restricted stock awards.

Employee Stock Ownership Plan. The Company accounts for its ESOP in accordance with the AICPA SOP 93-6, Employer's Accounting for Employee Stock Ownership Plans. Dividends on allocated shares are recorded as a reduction of retained earnings and paid to plan participants or distributed to participants' accounts. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become available for earnings per share calculations. The Company records cash dividends on unallocated shares as a reduction of debt or accrued interest.

Concentrations of Credit Risk. The Bank accepts deposits and grants credit primarily within the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore and Gem Counties. The Bank has a diversified loan portfolio and grants consumer, residential, commercial, and construction real estate loans, and is not dependent on any industry or group of customers. Although the Bank has a diversified loan portfolio, a substantial portion of its loans are real-estate-related. The ability of the Bank's debtors to honor their contracts is dependant upon the real estate and general economic conditions in the area. The Bank also regularly monitors real-estate related loans that include terms that may give rise to a concentration of credit risk, including high loan-to-value loans and interest-only loans.

Reclassifications. Certain reclassifications have been made to prior year’s financial statements in order to conform with the current year presentation. The reclassifications had no effect on previously reported net income or equity.

Note 2 – Securities

Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The investment policies generally limit investments to mortgage-backed securities, U.S. Government and agency securities, municipal bonds, certificates of deposit and marketable corporate debt obligations.

During the quarter ended June 30, 2007, the Company transferred its entire portfolio of held to maturity mortgage- backed securities to available for sale to meet the additional liquidity needs associated with increasing commercial banking activities. As a result, mortgage-backed securities with an amortized cost, gross unrealized gains and gross unrealized losses of $171.7 million, $228,000 and $3.5 million, respectively were transferred to the available for sale category. As part of its liquidity management, the Company does not intend to classify any securities as held to maturity in the foreseeable future.

Mortgage-backed securities available for sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2008:
U.S. Government-sponsored enterprises	$187,730	$669	$(2,669)	$185,730
Other	3,390	-	(333)	3,057
	$191,120	$669	$(3,002)	$188,787
September 30, 2007:
U.S. Government-sponsored enterprises	$162,503	$191	$(3,823)	$158,871
Other	3,464	-	(77)	3,387
	$165,967	$191	$(3,900)	$162,258

The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

	September 30, 2008
	Amortized Cost	Fair Value

	(in thousands)

Due within one year	$ 26	$ 26
Due after one year through five years	47	49
Due after five years through ten years	29,249	28,911
Due after ten years	161,798	159,801
Total	$191,120	$188,787

For the years ended September 30, 2008, 2007, and 2006, proceeds from sales of securities available for sale amounted to $0, $3.8 million, and $0 respectively. Gross realized gains for the years ended September 30, 2008, 2007, and 2006 were $0, $4,000, and $0 respectively. There were no gross realized losses for the years ended September 30, 2008, 2007, and 2006, respectively. All gain and losses were included in other noninterest income on the Consolidated Statements of Income.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2008 are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Mortgage-backed
securities, available
for sale	$121,626	$(2,166)	$17,699	$(836)	$139,325	$(3,002)

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to the underlying credit quality of the issuers or an industry specific event. The declines in value are on securities that have contractual maturity dates and future principal payments that will be sufficient to recover the current amortized cost of the securities. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost.

As of September 30, 2008, the Bank had pledged mortgage-backed securities with an amortized cost of $80.5 million and a fair value of $79.6 million as collateral for FHLB advances. In addition, as of September 30, 2008, two mortgage-backed securities with a combined amortized cost of $5.7 million and a fair value of $5.7 million were pledged to the Federal Reserve Bank as collateral for treasury tax and loan funds held by the Bank and for borrowings from the discount window.

Note 3 – Loans Receivable

Loans receivable are summarized as follows:
	September 30,
	2008	2007
	(in thousands)
Real Estate:
One- to four-family residential	$210,302	$249,316
Multi-family residential	8,477	6,864
Commercial	151,733	133,823
Total real estate	370,512	390,003

Real Estate Construction:
One- to four-family residential	13,448	20,545
Multi-family residential	920	1,770
Commercial and land development	18,674	21,899
Total real estate construction	33,042	44,214

Consumer:
Home equity	52,954	42,990
Automobile	1,903	2,173
Other consumer	1,370	1,405
Total consumer	56,227	46,568

Commercial business	5,385	3,122
	465,166	483,907

Premium on purchased loans	199	229
Deferred loan fees	(973)	(1,030)
Allowance for loan losses	(4,579)	(2,988)
Loans receivable, net	$459,813	$480,118

The majority of residential mortgage loans are pledged as collateral for FHLB advances (see Note 7).

The interest rates on loans at September 30, 2008, fall into the following fixed and variable components
(in thousands):

Fixed rates	$183,242
Variable rates	282,123
Total loans receivable	$465,365

The contractual maturity of loans receivable at September 30, 2008, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.

	Within 1 Year	One Year To 5 Years	After 5 Years	Total
	(in thousands)
Real estate:
One- to four-family residential	$ 31	$ 4,255	$206,215	$210,501
Multi-family residential	--	--	8,477	8,477
Commercial	3,896	5,805	142,032	151,733
Total real estate	3,927	10,060	356,724	370,711

Real estate construction:
One- to four-family residential	13,448	--	--	13,448
Multi-family residential	920	--	--	920
Commercial and land development	12,266	6,408	--	18,674
Total real estate construction	26,634	6,408	--	33,042

Consumer:
Home equity	348	3,876	48,730	52,954
Automobile	39	1,485	379	1,903
Other consumer	265	1,083	22	1,370
Total consumer	652	6,444	49,131	56,227

Commercial business	2,877	2,305	203	5,385
Total loans receivable	$34,090	$25,217	$406,058	$465,365

An analysis of the changes in the allowance for loan losses is as follows:

	Year Ended September 30,
	2008	2007	2006
	(in thousands)

Beginning balance	$2,988	$2,974	$2,882
Provision for loan losses	2,431	409	138
Charge offs	(864)	(219)	(70)
Transfer to unfunded commitments	--	(192)	--
Recoveries	24	16	24
Ending balance	$4,579	$2,988	$2,974

Impaired loan information is as follows:

	Year Ended September 30,
	2008	2007	2006
	(in thousands)

Impaired loans with related allowance	$9,215	$833	$ --
Impaired loans with no related allowance	266	2,076	--
Total impaired loans	$9,481	$2,909	--

Specific allowance on impaired loans	$1,729	$ 78	$ --
Average balance of impaired loans	4,041	356	14

No interest income was recognized on impaired loans as of September 30, 2008, 2007 and 2006. As of September 30, 2008, 2007, and 2006, the Company had no accruing loans that were contractually past due 90 days or more. The Company is not committed to lend additional funds to debtors whose loans have been modified.

Note 4 – Mortgage Servicing Rights

Mortgage servicing rights represent the fair value of the future loan servicing fees from the right to service loans for others. The unpaid principal balances of loans serviced at September 30, 2008, 2007 and 2006 were $167.0 million, $190.0 million and $216.7 million, respectively. Loans serviced for others are not included in the consolidated statements of financial condition. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of the mortgage servicing rights declines. Conversely, during periods of rising rates, the value of the mortgage servicing rights generally increases as a result of slower rates of prepayments. The Company does not use derivatives to hedge fluctuations in the fair value of the servicing rights.

As of October 1, 2006, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, to measure mortgage servicing rights using the fair value method. As a result, the Company measures each class of mortgage servicing rights at fair value at each reporting date, and reports changes in fair value in earnings in the period in which the change occurs. Prior to the adoption of SFAS No. 156, the Company elected to account for its mortgage servicing rights using the amortization method previously required by SFAS No. 140.

The Company has identified two classes of mortgage servicing assets based upon the nature of the collateral, interest rate mechanism and nature of the loan. The Company uses an independent third party to periodically assist in valuing the residential mortgage servicing rights using information such as anticipated prepayment speeds, discount rates and servicing fees associated with the type of loans sold. The mortgage servicing rights associated with commercial loans, which represent an immaterial portion of total mortgage servicing rights, are evaluated internally on a periodic basis.

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

The amount of contractually specified servicing fees for one- to four-family residential loans were $484,000, $549,000, and $620,000, for the years ended September 30, 2008, 2007 and 2006 respectively. The servicing fees for one- to four-family residential loans are recorded in “Loan Servicing Fees” on the Consolidated Statements of Income. The amount of contractually specified servicing fees for commercial real estate loans, as well as late fees and other ancillary fees earned for the periods indicated, were immaterial in amount.

The following table lists the classes of servicing rights, activities in the balance of each class and fees earned for the periods indicated:

	Year Ended September 30,
Servicing Right Classes	2008	2007	2006
		(in thousands)

One- to four-family residential loans:
Beginning Balance	$2,033	$2,468	$2,615
Additions for new mortgage servicing rights capitalized	-	-	153
Adjustments to fair value	(330)	(435)	(437)
Write-up (impairment)	-	-	137
Ending Balance	$1,703	$2,033	$2,468

Commercial real estate loans:
Beginning Balance	$ 14	$ 24	$ 56
Additions for new mortgage servicing rights capitalized	-	-	-
Adjustments to fair value	-	(10)	-
Amortization of servicing rights	(10)	-	(32)
Ending Balance	$ 4	$ 14	$ 24

On August 28, 2008, Home Federal Bank entered into a binding agreement with another bank whereby Home Federal Bank would sell its remaining servicing rights. The purchase price was 1.02% of the unpaid principal balance of all loans in the servicing portfolio, except for those loans that are 60 days or more past due, in litigation, in bankruptcy or in foreclosure as of October 31, 2008. The transfer is to be completed by December 16, 2008. At September 30, 2008, our residential loan servicing portfolio was $167.0 million.

Note 5 - Properties and Equipment

Properties and equipment at September 30, 2008 and 2007 are summarized as follows:

	September 30,
	2008	2007
	(in thousands)

Land	$ 3,254	$ 2,875
Buildings and leasehold improvements	11,020	9,810
Construction in progress	1,938	561
Furniture and equipment	9,335	8,964
Automobiles	90	74
Total cost	25,637	22,284
Less accumulated depreciation and amortization	(10,391)	(9,920)
Net book value	$15,246	$12,364

Repairs and maintenance are charged against income as incurred; major remodels and improvements are capitalized. Depreciation and amortization charged against operations for the years ended September 30, 2008, 2007, and 2006, was $1.7 million, $1.6 million and $1.6 million, respectively.

Capitalized interest expense related to construction of banking offices for the year ending September 30, 2008, was $23,564.

Note 6 - Deposit Accounts

Deposit information by type and weighted average rates are summarized as follows:

	Rate	September 30, 2008	Rate	September 30, 2007
	(in thousands)

Savings deposits	0.84%	$ 26,409	0.64%	$ 23,116
Demand deposits	0.75	169,112	1.34	166,302
		195,521		189,418

Certificates of deposit	0.00-0.99	11	0.00-0.99	374
	1.00-1.99	-	1.00-1.99	5
	2.00-2.99	49,598	2.00-2.99	2,257
	3.00-3.99	54,669	3.00-3.99	24,012
	4.00-4.99	55,050	4.00-4.99	63,632
	5.00-5.99	16,234	5.00-5.99	123,617
	6.00-8.99	1,842	6.00-6.99	1,294
Total certificates of deposit		177,404		215,191
Total deposits		$372,925		$ 404,609

Scheduled maturities of certificates of deposits are as follows during the fiscal years presented:

	September 30,
	2008	2007
	(in thousands)
Fiscal year ending September 30,
2008	$ --	$172,584
2009	133,323	25,047
2010	25,694	10,575
2011	7,758	5,349
2012	8,649	1,441
2013	1,805	--
Thereafter	175	195
	$177,404	$215,191

At September 30, 2008 and 2007, certificates of deposits of $100,000 or greater were $54.5 million and $64.9 million, respectively.  We had no brokered certificates of deposit at September 30, 2008 or 2007.

Interest expense by type of deposit account is summarized as follows:

	Year Ended September 30,
	2008	2007	2006
	(in thousands)

Savings deposits	$ 177	$ 103	$ 51
Demand deposits	1,912	1,783	1,000
Certificates of deposit	8,596	10,393	7,863
Total	$10,685	$12,279	$ 8,914

There was no accrued interest on deposit accounts at September 30, 2008 or 2007.

Note 7 - Federal Home Loan Bank Advances

The Bank has the ability to borrow up to 40% of its total assets from the FHLB of Seattle, limited by available collateral. Advances are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB of Seattle, and certain residential mortgages and mortgage-backed securities. The outstanding balances on FHLB advances at September 30, 2008 and 2007 were $137.0 million and $180.7 million, respectively, with interest rates ranging from 3.56% to 5.33% as of September 30, 2008.

The Bank’s borrowings consisted of the following:

	September 30,
	2008	2007
	(in thousands)
FHLB advances
Maximum outstanding at any month end	$181,000	$223,000
Average outstanding	158,000	202,000

Weighted average interest rates
For the period	4.60%	4.49%
At end of period	4.68	4.55

Scheduled maturities of the fixed rate FHLB borrowings are as follows during the fiscal years presented:

	September 30,
	2008		2007
	Average Interest Rates	Amount	Average Interest Rates	Amount
	(in thousands)
Fiscal Year:
2008	--%	$ --	4.14%	$43,758
2009	4.60	76,882	4.60	76,882
2010	4.69	15,240	4.69	15,240
2011	5.16	8,050	5.16	8,050
2012	4.91	15,100	4.91	15,100
2013	4.62	18,700	--	--
Thereafter	4.83	3,000	4.64	21,700
Total		$136,972		$180,730

Included in the Bank’s borrowing capacity with the FHLB is a cash management advance account. No amounts were drawn under the cash management advance account at September 30, 2008 or 2007.

Note 8 - Employee Retirement Plans

401(k) Plan.  The Company has a 401(k) retirement plan covering substantially all of its employees. The Company matches 50% of employee contributions up to the employee’s first 10% contributed to the Plan. For the years ended September 30, 2008, 2007, and 2006, total Company contributions were $237,000, $214,000 and $192,000, respectively.

Salary Continuation Plan. As a supplement to the 401(k) retirement plan, the Company has adopted a Salary Continuation Plan pursuant to agreements with certain executive officers of the Company and its subsidiaries. Under the Salary Continuation Plan, an executive will be entitled to a stated annual benefit for a period of 15 years (i) upon retirement from the Company after attaining age 65, or (ii) upon attaining age 65 if his or her employment had been previously terminated due to disability. In the event the executive dies while in active service, the Company shall pay the beneficiary the normal retirement projected benefit for a period of 15 years commencing with the month following the executive’s death. In the event the executive dies after age 65, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. Upon termination of employment, the annual benefit amount is 50% of the officer’s average final 36 months base salary. Benefits under the Plan vest over ten years. Upon early retirement, the Company shall pay the executive the vested accrual balance as of the end of the month prior to the early retirement date. The Company shall pay the early retirement benefit in 180 equal installments.

The accrued liability for the salary continuation plan was $2.3 million and $1.9 million at September 30, 2008 and 2007, respectively. The amounts recognized in compensation expense were $389,000, $403,000 and $311,000 for the years ended September 30, 2008, 2007, and 2006, respectively.

Deferred Incentive Compensation. The Company has deferred incentive compensation agreements with certain former executive officers and the Board of Directors. Under the agreements, the Company is obligated to provide payments for each such former executive and board member or his beneficiaries during a period of fifteen or ten years after the death, disability, or retirement of the executive or board member. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreement until the expected retirement dates of the participants. Participants are not permitted to contribute compensation into this plan.

The Company accrues annual interest on the unfunded liability under the plan based upon a formula relating to the change in retained earnings, which amounted to 5.79%, 8.50%, and 12.0% for the years ended September 30, 2008, 2007 and 2006, respectively. The accrued liability for the deferred incentive compensation agreements was $2.3 million and $2.1 million at September 30, 2008 and 2007, respectively. The amounts recognized in compensation expense were $189,000, $124,000, and $422,000 for the years ended September 30, 2008, 2007, and 2006, respectively.

Director Retirement Plan. Home Federal Bancorp adopted a director retirement plan, effective January 1, 2005, that replaced prior plans. The plan is an unfunded nonqualified retirement plan for directors. Upon the later of  attaining age 72 or termination of service, the director will receive an annual benefit equal to 50 percent of the fees paid to the director for the preceding year, payable in monthly installments over 15 years. The accrued benefit vests at a rate of 10 percent per year, except in the event of disability, in which case the vested percentage is 100 percent. If the director terminates service within 24 months following a change in control, he will receive 100 percent of his accrued benefit, plus a change in control benefit equal to 2.99 times his prior years directors fees. Change in control payments are subject to reduction to avoid excise taxes under Section 280G of the Internal Revenue Code. In the event a director dies before termination of service, his beneficiary would receive his projected benefit, which is the final benefit the director would have received had he attained age 72, assuming a 4% annual increase in the directors’ fees. In the event the director dies after separation from service, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. In-service distributions are permitted in limited circumstances.

The accrued liability for the director retirement plans was $572,000 and $513,000 at September 30, 2008 and 2007, respectively. The amounts recognized in compensation expense were $84,000, $51,000 and $50,000 for the years ended September 30, 2008, 2007, and 2006, respectively.

The Company’s deferred compensation agreements and supplemental executive retirement plans are unfunded plans and have no plan assets. The following table reconciles the accumulated liability for the benefit obligation of these contracts. The benefit obligation represents the net present value of future payments to individuals under the agreements.

	Year ended September 30,
	2008	2007
	(in thousands)
Beginning balance	$4,515	$3,875
Benefit expense	710	660
Benefit payments	(34)	(20)
Ending Balance	$5,191	$4,515

Note 9 - Stock-Based Compensation

On June 23, 2005, stockholders approved long-term stock-based benefit plans that enable the Company to grant stock options, stock appreciation rights and restricted stock awards to employees and directors. As of October 1, 2005, the Company adopted SFAS No. 123(R), Share Based Payment, which requires the recognition of compensation costs relating to share based payment transactions in the financial statements. The Company has elected the modified prospective application method of reporting, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. Prior to the adoption of SFAS No. 123(R), the Company elected to account for its stock-based compensation plans using the intrinsic value-based method of recognizing compensation costs outlined in APB Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions under SFAS No. 123, Accounting for Stock-Based Compensation.

Recognition and Retention Plan (“RRP”). The purpose of the RRP is to promote the long-term interests of the Company and its stockholders by providing restricted stock as a means for attracting and retaining directors and key employees. The maximum number of shares that may be awarded under the RRP is 338,633. The fair value of restricted stock awards are accrued ratably as compensation expense over the vesting period of the award. The amounts recognized in compensation expense were $657,000, $640,000, and $617,000 for the years ended September 30, 2008, 2007, and 2006 respectively. As of September 30, 2008, restricted stock awards of 300,344 shares of common stock were outstanding. The Company has an aggregate of 38,291 restricted shares available for future issuance under the RRP.

Restricted stock activity is summarized in the following table:

	Number of Shares	Weighted Average Fair Value at Date of Grant

Nonvested at September 30, 2005	--	$ --
Granted	307,152	11.31
Forfeited	(13,546)	12.70
Nonvested at September 30, 2006	293,606	11.31
Vested	(58,723)	11.31
Granted	5,680	15.34
Forfeited	(29,800)	11.18
Nonvested at September 30, 2007	210,763	11.44
Vested	(56,471)	11.40
Granted	30,858	11.98
Nonvested at September 30, 2008	185,150	$11.54

Stock Option and Incentive Plan (“SOP”). The Company implemented the SOP to promote the long-term interests of the Company and its stockholders by providing an incentive to directors and key employees who contribute to the operating success of the Company. The maximum number of stock options and stock appreciation rights that may be issued under the SOP is 846,580. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant. The options typically vest over five years and expire ten years from the date of grant. The Company has an aggregate of 54,658 stock options available for future issuance under the SOP.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock. Expected forfeiture rate is the estimated forfeiture rate based upon the circumstances of the individuals that received stock options. Expected dividends represent the Company’s estimated annual dividend rate over the expected life.

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Forfeiture Rate	Expected Dividend Yield

Options granted in 2006	4.72%	7.50	16.76%	--%	2.00%
Options granted in 2007	4.57	7.50	17.43	--	2.00
Options granted in 2008	3.85	7.50	25.41	--	2.02

Stock option activity is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at September 30, 2005	660,332	$10.74	$1.83
Granted	205,059	12.94	3.02
Forfeited	(99,896)	10.74	1.83
Exercised	--	--	--
Outstanding at September 30, 2006	765,495	11.33	2.15
Granted	28,400	15.34	3.57
Forfeited	(85,848)	10.80	1.91
Exercised	(79,580)	10.74	1.83
Outstanding at September 30, 2007	628,467	11.65	2.29
Granted	83,875	11.28	3.11
Forfeited	(13,546)	10.74	1.83
Exercised	(56,420)	10.76	1.85
Outstanding at September 30, 2008	642,376	$11.71	$2.44

Options outstanding at September 30, 2008 were as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$10.09-10.74	7.0	364,803	$10.69	$751,960	207,724	$10.74	$417,643
11.05-11.71	8.5	64,080	11.24	96,720	13,632	11.31	19,608
12.76	9.1	25,475	12.76	--	--	--	--
13.32-13.47	7.9	159,618	13.40	--	34,048	13.47	--
15.34	8.2	28,400	15.34	--	5,680	15.34	--
		642,376		$848,680	261,084		$437,251

Cash proceeds received from the exercise of stock options were $607,000 and $854,000 for the years ended September 30, 2008 and 2007 respectively. The total intrinsic value of stock options exercised were $66,000 and $339,000 for the years ended September 30, 2008 and 2007 respectively. The amounts recognized in compensation expense were $366,000, $396,000 and $228,000 for the years ended September 30, 2008, 2007, and 2006 respectively. Tax benefits related to stock option exercises were $43,000 and $55,000 for the years ended September 30, 2008 and 2007 respectively. It is the Company’s general policy to issue new shares for the exercise of stock options.

As of September 30, 2008, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

	Stock Options	Restricted Stock	Total Awards
	(in thousands)
2009	$325	$ 692	$1,017
2010	267	692	959
2011	134	95	229
2012	57	27	84
2013	21	10	31
Total	$804	$1,516	$2,320

Note 10 - Employee Stock Ownership Plan

In connection with the minority stock offering in 2004, the Company established an ESOP for the benefit of its employees. The ESOP covers all employees with at least one year and 1000 hours of service. Shares are released for allocation at the discretion of the Board of Directors. In 2004, the Company issued 566,137 shares of common stock to the ESOP in exchange for a ten-year note of approximately $5.0 million. These shares are expected to be released over a ten-year period. In 2007, the ESOP acquired an additional 816,000 shares of the Company’s common stock in exchange for a fifteen-year note of approximately $8.2 million. These shares are expected to be released over a fifteen-year period. As shares are released from collateral, the Company will report compensation expense equal to the average market price of the shares.  ESOP compensation expense included in salaries and benefits was $1.2 million, $793,000 and $681,000 for the years ended September 30, 2008, 2007, and 2006, respectively. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce principal or interest on the ESOP loan.

ESOP share activity is summarized in the following table:

	Unallocated ESOP Shares	Fair Value of Unallocated Shares	Allocated and Released Shares	Total ESOP Shares

Balance at September 30, 2005	509,523	$5,696,300	56,614	566,137
Allocation on September 30, 2006	(56,614)		56,614	--
Balance at September 30, 2006	452,909	6,199,600	113,228	566,137
Allocation on September 30, 2007	(56,614)		56,614	--
Balance at September 30, 2007	396,295	4,643,200	169,842	566,137
ESOP shares issued in December 2007	816,000		--	816,000
Allocation on September 30, 2008	(111,014)		111,014	--
Balance at September 30, 2008 (unaudited)	1,101,281	14,041,333	280,856	1,382,137

From the inception of the ESOP through September 30, 2008, 22,376 shares have been taken out of the ESOP via distributions to former employees.  At September 30, 2008, a total of 1,359,761 shares remained in the ESOP.

Note 11 – Commitments and Contingencies

Lease commitments:
The Company has entered into noncancelable operating leases for land and buildings that require future minimum rental payments in excess of one year as of September 30, 2008. Certain lease payments may be adjusted periodically in accordance with changes in the Consumer Price Index. The estimated future minimum annual rental payments, exclusive of taxes and other charges, are summarized as follows:

Year ending September 30,
(in thousands)
2009	$ 474
2010	453
2011	186
2012	122
2013	81
Thereafter	1,676
Total	$ 2,992

Total rent expense for the years ended September 30, 2008, 2007, and 2006, was $509,000, $463,000 and $434,000, respectively. The Company also leases office space to others on a month-to-month basis. Total rental income was $33,000, $33,000 and $34,000 for the years ended September 30, 2008, 2007, and 2006, respectively.

Commitments to extend credit:
In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The commitments and contingent liabilities include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include securities, accounts receivable, inventory, fixed assets, and/or real estate properties. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

At September 30, 2008 and 2007, commitments to extend credit were as follows:

	September 30,
	2008	2007
	(in thousands)

Unfunded commitments under lines of credit and letters of credit	$42,470	$37,386
Undisbursed balance of loans closed	8,197	10,324
Commitments to originate loans:
Fixed rate	6,768	9,229
Adjustable rate	11,924	5,743
Total commitments	$69,359	$62,682

The Company estimates a reserve related to unfunded loan commitments. In assessing the adequacy of the reserve, the Company uses a similar approach used in the development of the allowance for loan losses. At September 30, 2008, the reserve for unfunded loan commitments was $170,000, which was included in other liabilities on the Consolidated Balance Sheets.

Most of the Bank’s business activity is with customers located in the State of Idaho. Loans to one borrower are generally limited, by federal banking regulation, to 15% of the Bank's regulatory capital. As of September 30, 2008 and 2007, the Bank had no individual industry concentrations of credit risk.

 In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of September 30, 2008, loans under warranty totaled $167.0 million, which substantially represents the unpaid principal balance of the Company's residential mortgage loans serviced for investors. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

Note 12 - Related Party Transactions

In the normal course of business, the Company makes loans to its executive officers, directors and companies affiliated with these individuals. It is management’s opinion that loans to the Company’s officers and directors have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and have not involved more than normal risk of collectibility. An analysis of activity with respect to loans receivable from directors, executive officers and their affiliates is as follows:

	September 30,
	2008	2007
	(in thousands)

Beginning balance	$872	$919
Principal advances	--	--
Principal repayments	(192)	(47)
Other changes	(620)	--
Balance, end of year	$ 60	$872

“Other changes” in the table above refers to a loan to an employee whose status was changed from an executive officer during the year.

The Company also accepts deposits from its executive officers, directors, and affiliated companies on substantially the same terms as unrelated parties. The aggregate dollar amounts of these deposits were $1.2 million and $1.4 million at September 2008 and 2007, respectively.

Note 13 - Capital Requirements

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (“OTS”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As of September 2008, the Bank meets all of the capital adequacy requirements to which it is subject.

The actual and required minimum capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2008:

Total risk-based capital (to risk-weighted assets)	$149,803	32.84%	$36,491	≥ 8.0%	$45,614	≥ 10.0%
Tier 1 (core) capital	146,854	21.66	27,116	≥ 4.0	33,895	≥ 5.0
Tangible capital (to tangible assets)	146,854	21.66	13,558	≥ 2.0	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)	146,783	32.18	18,245	≥ 4.0	27,368	≥ 6.0

September 30, 2007:

Total risk-based capital (to risk-weighted assets)	$96,805	21.38%	$36,224	≥ 8.0%	$45,280	≥ 10.0%
Tier 1 (core) capital	93,736	13.56	27,654	≥ 4.0	34,568	≥ 5.0
Tangible capital (to tangible assets)	93,736	13.56	13,827	≥ 2.0	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)	93,678	20.69	18,112	≥ 4.0	27,168	≥ 6.0

The following table is a reconciliation of the Bank’s capital, calculated according to generally accepted accounting principles, to total Tier 1 capital:

	September 30,
	2008	2007
	(in thousands)

Equity	$146,058	$91,908
Other comprehensive income – unrealized loss on securities	967	2,033
Mortgage servicing rights, net	(171)	(205)
Total Tier 1 capital	$146,854	$93,736

OTS regulations place certain restrictions on dividends paid by the Bank to the Company. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution.

Note 14 - Income Taxes

The provision for income tax expense consisted of the following:

	Year Ended September 30,
	2008	2007	2006
	(in thousands)
Current tax expense
Federal	$3,004	$3,461	$3,723
State	334	485	484
Deferred tax benefit
Federal	(873)	(557)	(316)
State	(202)	(122)	(81)
Income tax expense	$2,263	$3,267	$3,810

The provision for income tax expense differs from that computed at the statutory corporate tax rate as follows:

	Year Ended September 30,
	2008	2007	2006
	(in thousands)

Federal income tax at statutory rates	$2,131	$2,904	$3,407
State income taxes, net of federal benefit	275	410	450
Effect of permanent differences	(143)	(47)	(47)
Income tax expense	$2,263	$3,267	$3,810

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	September 30,
	2008	2007
	(in thousands)
Deferred tax asset:
Deferred compensation	$ 2,160	$ 1,878
Unrealized loss on securities available for sale	933	1,484
Allowance for loan losses	1,976	1,301
Equity compensation	476	373
Accrued expenses	191	186
Other	16	32
Total deferred tax asset	5,752	5,254
Deferred tax liability:
Fixed asset basis	(516)	(365)
Deferred loan costs	(471)	(532)
Prepaid expenses	(172)	(139)
Mortgage servicing rights	(710)	(851)
FHLB stock dividends	(1,960)	(1,960)
Other	(153)	(162)
Total deferred tax liability	(3,982)	(4,009)
Net deferred tax asset	$ 1,770	$ 1,245

Included in retained earnings at September 2008 and 2007 is approximately $2.1 million in bad debt reserves for which no deferred income tax liability has been recorded. This amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on this amount was approximately $900,000 at September 2008 and 2007.

Note 15 – Earnings Per Share

Earnings per share (“EPS”) is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company’s net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income or loss by diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents arise from assumed conversion of outstanding stock options and from assumed vesting of shares awarded but not released under the Company’s RRP plan. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended September 30,
	2008	2007	2006
	(in thousands, except share data)
Basic earnings per share:
Net income	$4,005	$5,271	$6,212
Weighted-average common shares outstanding	16,233,200	16,602,082	16,454,940
Basic earnings per share	$0.25	$0.32	$0.38

Diluted earnings per share:
Net income	$4,005	$5,271	$6,212
Weighted-average common shares outstanding	16,233,200	16,602,082	16,454,940
Net effect of dilutive stock options	--	104,598	--
Net effect of dilutive RRP awards	19,547	60,539	39,528
Weighted-average common shares outstanding and common stock equivalents	16,252,747	16,767,219	16,494,468
Diluted earnings per share	$0.25	$0.31	$0.38

Note 16 - Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	At September 30,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$ 23,270	$ 23,270	$ 20,588	$ 20,588
Investment in certificate of deposit	5,000	4,993	--	--
Mortgage-backed securities available for sale	188,787	188,787	162,258	162,258
Loans held for sale	2,831	2,831	4,904	4,904
Loans receivable, net	459,813	469,989	480,118	487,754
FHLB stock	9,591	9,591	9,591	9,591

Financial Liabilities:
Demand and savings deposits	195,521	195,521	189,418	189,418
Certificates of deposit	177,404	177,550	215,191	215,576
FHLB advances	136,972	143,219	180,730	181,598

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents:
The carrying amount approximates fair value.

Mortgage-backed securities available for sale:
The fair values of mortgage-backed securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans held for sale:
The carrying amount approximates fair value.

Federal Home Loan Bank stock:
The carrying value of FHLB stock approximates fair value based on the respective redemption provisions.

Loans receivable:
For variable-rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for commercial real estate and commercial loans with maturities beyond one year are estimated using a discounted cash flow analysis, utilizing interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loans with maturities less than one year are estimated to have a fair value equal to the carrying value. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Deposits:
The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit maturing beyond one year is estimated using discounted cash flow analysis using the rates currently offered for deposits of similar remaining maturities. Certificates with maturities less than one year are valued at carrying values.

FHLB advances:

The fair value of the borrowings is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made.

Off-balance-sheet instruments:
Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at September 30, 2008 and 2007 were insignificant.

Note 17 - Parent Only Financial Information

Home Federal Bancorp was formed to serve as the stock holding company for the Bank. The following are the condensed financial statements for Home Federal Bancorp (parent company only):

HOME FEDERAL BANCORP, INC. PARENT-ONLY BALANCE SHEETS (In thousands)	September 30, 2008	September 30, 2007
ASSETS
Cash and amounts due from depository institutions	$ 19,707	$ 3,504
Certificate of deposit in correspondent bank	5,000	--
Mortgage-backed securities available for sale, at fair value	33,385	16,405
Investment in the Bank	146,058	91,908
Other assets	1,055	879
TOTAL ASSETS	$205,205	$112,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$ 18	$ 59
Stockholder’s equity	205,187	112,637
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,205	$112,696

HOME FEDERAL BANCORP, INC. PARENT-ONLY STATEMENTS OF INCOME (In thousands)	Year Ended September 30, 2008	Year Ended September 30, 2007	Year Ended September 30, 2006

Income:
Investment interest	$ 526	$ 95	$ 36
Mortgage-backed security interest	1,220	768	773
Other income	347	108	119
Dividend income from the Bank	--	--	--
Total income	2,093	971	928
Expense:
Professional services	124	125	156
Other	1,443	220	228
Total expense	1,567	345	384
Income before income taxes and equity in undistributed earnings in the Bank	526	626	544
Income tax expense	100	188	154
INCOME OF PARENT COMPANY	426	438	390
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	3,579	4,833	5,822
NET INCOME	$4,005	$5,271	$6,212

HOME FEDERAL BANCORP, INC. PARENT-ONLY STATEMENTS OF CASH FLOWS (In thousands)	Year Ended September 30, 2008	Year Ended September 30, 2007	Year Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,005	$ 5,271	$ 6,212
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed earnings of the Bank	(3,579)	(4,833)	(5,822)
Net amortization of premiums on investments	29	15	17
Provision for deferred income taxes	--	--	343
ESOP shares committed to be released	1,090	436	416
Change in assets and liabilities:
Other assets	(20)	(102)	218
Other liabilities	(41)	(8)	--
Net cash provided by operating activities	1,484	779	1,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	--	854	1,810
Proceeds from maturity of mortgage-backed securities available for sale	4,715	2,298	1,250
Purchase of mortgage-backed securities available for sale	(22,123)	(2,102)	--
Investment in certificate of deposit	(5,000)	--	--
Loan originations and principal collections, net	4	3	3
Net cash provided (used) by investing activities	(22,404)	1,053	3,063

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,987)	(1,281)	(1,225)
Intercompany borrowing, net	--	--	(1,300)
Investment in subsidiary	(48,345)	--	--
Net proceeds from stock issuance and exchange pursuant to second step conversion	87,849	--	--
Proceeds from exercise of stock options	606	854	--
Net cash provided (used) by financing activities	37,123	(427)	(2,525)
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,203	1,405	1,922
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,504	2,099	177
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,707	$3,504	$ 2,099

Note 18 – Selected Quarterly Financial Data (unaudited)
(In thousands, except share data)

	Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008

Interest and dividend income	$10,302	$10,459	$10,092	$9,730
Interest expense	5,246	4,682	4,181	3,826
Net interest income	5,056	5,777	5,912	5,903
Provision for loan losses	287	378	652	1,114
Non-interest income	2,625	2,483	2,735	2,647
Non-interest expense	5,883	6,424	6,174	5,958
Income before income taxes	1,511	1,458	1,820	1,479
Income tax expense	564	513	702	484
Net income	$ 947	$ 945	$1,119	$994
Basic earnings per share (1)	$0.06	$0.06	$0.07	$0.06
Diluted earnings per share (1)	0.06	0.06	0.07	0.06

	Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Interest and dividend income	$10,872	$10,738	$10,650	$10,378
Interest expense	5,373	5,377	5,338	5,248
Net interest income	5,499	5,361	5,312	5,130
Provision for loan losses	71	--	--	338
Non-interest income	2,883	2,761	2,982	2,564
Non-interest expense	6,246	6,094	5,794	5,411
Income before income taxes	2,065	2,028	2,500	1,945
Income tax expense	796	787	934	750
Net income	$ 1,269	$ 1,241	$ 1,566	$ 1,195
Basic earnings per share (1)	$0.09	$0.09	$0.11	$0.08
Diluted earnings per share (1)	0.09	0.08	0.11	0.08
_______

(1) Quarterly earnings per share may vary from annual earnings per share due to rounding.

Note 19 – Conversion and Reorganization

The Company is a Maryland corporation that was formed as the new stock holding company for Home Federal Bank in connection with the Conversion, which was completed on December 19, 2007.

As part of the Conversion, a total of 9,384,000 new shares of the Company were sold at $10 per share in subscription, community and syndicated community offerings through which the Company received proceeds of approximately $87.8 million, net of offering costs of approximately $5.9 million. The Company contributed $48.0 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $8.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 816,000 shares of the Company’s common stock at $10 per share. As part of the Conversion, shares of outstanding common stock of the Mid-Tier were exchanged for 1.136 shares of the Company’s common stock. No fractional shares were issued. Instead, cash was paid to stockholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 852,865 outstanding shares of the Company for a total of 17,325,901 outstanding shares as of the closing of the Conversion on December 19, 2007, after giving effect to the redemption of fractional shares.

The Conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company’s assets, liabilities and equity. All references to the number of shares outstanding, with the exception of those reported on the Balance Sheet, are restated to give retroactive recognition to the exchange ratio applied in the Conversion.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect as of September 30, 2008, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting and Auditor’s Attestation:  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). As required by Rule 13a-15(c) of the Exchange Act, management has evaluated the effectiveness of the Company's internal control over financial reporting. Our independent auditor also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's Annual Report on Internal Control Over Financial Reporting, as well as the Report of Independent Registered Public Accounting Firm, which contains the auditor’s attestation on our internal control over financial reporting, are included in this Annual Report on Form 10-K in “Part II, Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A number of internal control procedures were, however, modified during the year in conjunction with the Bank's internal control testing and conversion to a new core processing system. The Company also continued to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.

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

Item 9B.   Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2008 that was not so disclosed.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

DIRECTORS

The information contained in the Company’s Proxy Statement for the 2009 Annual Meeting under the sections captioned “Proposal 1 – Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” are incorporated herein by reference.

EXECUTIVE OFFICERS

See the information under the section captioned “Executive Officers of the Registrant” under “Part I - Item 1. Business” in this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained in the Company’s Proxy Statement for the 2009 Annual Meeting under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

CORPORATE GOVERNANCE

The information contained in the Company’s Proxy Statement for the 2009 Annual Meeting under the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters” is incorporated herein by reference.

CODE OF ETHICS

We have a Code of Ethics for our officers (including its senior financial officers), directors and employees. The Code of Ethics requires our officers, directors and employees to maintain the highest standards of professional conduct. A copy of our Code of Ethics was filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and is available on our website at www.myhomefed.com.

Item 11.   Executive Compensation

The information contained in the Company’s Proxy Statement for the 2009 Annual Meeting under the section captioned “Directors’ Compensation” and “Executive Compensation” are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The information contained in the Company’s Proxy Statement for the 2009 Annual Meeting under the section captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” are incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s Proxy Statement for the 2009 Annual Meeting under the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters” are incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information contained in the Company’s Proxy Statement for the 2009 Annual Meeting under the sections captioned “Proposal 2 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” are incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)                           Financial Statements

                        See Index to Consolidated Financial Statements on page 82.

(b)                           Financial Statement Schedules

                       All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part I, Item 1.

(c)	Exhibits

2.1	Plan of Conversion and Reorganization (1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (3)
10.1	Form of Employment Agreement for President and Chief Executive Officer with Home Federal Bank (2)
10.2	Form of Employment Agreement for President and Chief Executive Officer with Home Federal Bancorp, Inc. (2)
10.3	Form of Severance Agreement for Executive Officers (2)
10.4	Form of Home Federal Savings and Loan Association of Nampa Employee Severance Compensation Plan (2)
10.5	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.6	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.7
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, Roger D. Eisenbarth, Lynn A. Sander and Karen Wardwell (2)

10.8
Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Len E. Williams, Steven E. Emerson, Robert A. Schoelkoph, Roger D. Eisenbarth, Lynn A. Sander and Karen Wardwell (2)

10.9	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (4)
10.10	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (4)
10.11	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (5)
10.12	Transition Agreement with Daniel L. Stevens (6)
10.13	Agreement Regarding Terms of Employment Offer with Len E. Williams (6)
10.14	Employment Agreement entered into by Home Federal Bank with Len E. Williams (7)
10.15	Agreement Regarding Terms of Employment Offer with Steven K. Eyre (8)
11	Statement regarding computation of per share earnings (9)
14	Code of Ethics (10)
21	Subsidiaries of the Registrant *
23	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
______
       *      Filed herewith
     (1)  Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 11, 2007.
     (2)  Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-146289).
     (3)  Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 19, 2007.
     (4)  Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858).
     (5)  Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005.

     (6)  Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006.
     (7)  Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 6, 2006.
     (8)  Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 15, 2007.
    (9)      Reference is made to Note 15 - Earnings Per Share in the Selected Notes to Consolidated Financial Statements under Item 8 herein.
    (10)    Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.myhomefed.com under the heading "Investor Relations".

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

                                                                                                                                                      HOME FEDERAL BANCORP, INC.

Date:  December 12, 2008                                                                                                          /s/ Len E. Williams
                                                                                                                                                      Len E. Williams
                                                              President and
                                                              Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Len E. Williams	President, Chief Executive Officer	December 12, 2008
Len E. Williams	and Director
(Principal Executive Officer)

/s/ Eric S. Nadeau	Chief Financial Officer	December 12, 2008
Eric S. Nadeau	(Principal Financial and Accounting Officer)

/s/ Fred H. Helpenstell	Director	December 12, 2008
Fred H. Helpenstell, M.D.

/s/ Charles Hedemark	Director	December 12, 2008
N. Charles Hedemark

/s/ Richard J. Navarro	Director	December 12, 2008
Richard J. Navarro

/s/ James R. Stamey	Director	December 12, 2008
James R. Stamey

/s/ Robert A. Tinstman	Director	December 12, 2008
Robert A. Tinstman

/s/ Daniel L. Stevens	Chairman	December 12, 2008
Daniel L. Stevens

EXHIBIT INDEX

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 21
Subsidiaries of the Registrant

Parent
Home Federal Bancorp, Inc.

Subsidiaries	Percentage Owned	State or Other Jurisdiction of Incorporation or Organization
Home Federal Bank	100%	United States
Idaho Home Service Corporation (1)	100%	Idaho
________
(1)	This corporation is a wholly owned subsidiary of Home Federal Bank.

Exhibit 31.1

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Len E. Williams, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Home Federal Bancorp, Inc.;

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

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  December 12, 2008                                                                                                /s/ Len E. Williams
                            Len E. Williams
                            President and Chief Executive Officer

Exhibit 31.2

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Eric S. Nadeau, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Home Federal Bancorp, Inc.;

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

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  December 12, 2008                                                                                                /s/ Eric S. Nadeau
                            Eric S. Nadeau
                            Executive Vice President and
                            Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF HOME FEDERAL BANCORP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

(1)	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

(2)	the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

/s/ Len E. Williams	/s/ Eric S. Nadeau
 Len E. Williams                                                                                    Eric S. Nadeau
 President and                                                                                       Executive Vice President and
 Chief Executive Officer                                                                       Chief Financial Officer

 Date: December 12, 2008