Form 10-K/A
period 2008-09-30
Home Federal Bancorp, Inc.
filed 2008-12-15
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE
Part II and Part III - Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, initially filed with the Securities and Exchange Commission (“SEC”) on December 15, 2008 (“Original Form 10-K”), is being filed to include the signed consent from our independent auditors, which was inadvertently omitted from our Original Form 10-K.   No other revisions have been made to the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

HOME FEDERAL BANCORP, INC.

Date: December 15, 2008	/s/Eric S. Nadeau
Eric S. Nadeau
Chief Financial Officer

Exhibit 23

Consent of Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc.
Nampa, Idaho

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration Statement Number 333-127858) of Home Federal Bancorp, Inc. of our report dated December 12, 2008, relating to the consolidated financial statements and effectiveness of internal control over financial reporting of Home Federal Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended September 30, 2008.

/s/Moss Adams LLP

Spokane, Washington
December 12, 2008