Form 10-Q
period 2008-12-31
Home Federal Bancorp, Inc.
filed 2009-02-06
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

                 Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 17,383,931 shares outstanding as of February 2, 2009.

HOME FEDERAL BANCORP, INC.
FORM 10-Q

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	December 31, 2008	September 30, 2008

ASSETS
Cash and amounts due from depository institutions	$ 17,412	$ 23,270
Certificate of deposit in correspondent bank	-	5,000
Mortgage-backed securities available for sale, at fair value	188,237	188,787
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $8,027
and $4,579	466,169	459,813
Loans held for sale	2,267	2,831
Accrued interest receivable	2,534	2,681
Property and equipment, net	16,073	15,246
Mortgage servicing rights, net	-	1,707
Bank owned life insurance	11,696	11,590
Real estate and other property owned	1,352	650
Deferred tax asset	-	1,770
Other assets	2,802	2,134
TOTAL ASSETS	$718,133	$725,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts:
Noninterest-bearing demand deposits	$ 41,187	$ 41,398
Interest-bearing demand deposits	134,148	127,714
Savings deposits	27,589	26,409
Certificates of deposit	174,475	177,404
Total deposit accounts	377,399	372,925
Advances by borrowers for taxes and insurance	721	1,386
Interest payable	486	552
Deferred compensation	5,230	5,191
FHLB advances	124,574	136,972
Deferred tax liability, net	310	-
Other liabilities	1,965	2,857
Total liabilities	510,685	519,883

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized,
issued and outstanding, none	--	--
Common stock, $.01 par value; 90,000,000 authorized,
issued and outstanding:	174	174
Dec. 31, 2008 – 17,445,311 issued, 17,392,289 outstanding
Sept. 30, 2008 – 17,412,449 issued, 17,374,161 outstanding
Additional paid-in capital	157,813	157,205
Retained earnings	58,118	59,813
Unearned shares issued to employee stock ownership plan (“ESOP”)	(10,378)	(10,605)
Accumulated other comprehensive income (loss)	1,721	(1,400)
Total stockholders’ equity	207,448	205,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$718,133	$725,070

See accompanying notes

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)	Three Months Ended December 31,
	2008	2007
Interest and dividend income:
Loan interest	$ 7,113	$ 8,076
Investment interest	43	264
Mortgage-backed security interest	2,205	1,943
FHLB dividends	(33)	19
Total interest and dividend income	9,328	10,302
Interest expense:
Deposits	2,018	3,214
FHLB advances	1,565	2,032
Total interest expense	3,583	5,246
Net interest income	5,745	5,056
Provision for loan losses	3,575	287
Net interest income after provision for loan losses	2,170	4,769
Noninterest income:
Service charges and fees	2,109	2,232
Gain on sale of loans	190	185
Increase in cash surrender value of bank owned life insurance	106	104
Loan servicing fees	69	127
Mortgage servicing rights, net	(31)	(68)
Other	18	45
Total noninterest income	2,461	2,625
Noninterest expense:
Compensation and benefits	3,575	3,699
Occupancy and equipment	770	711
Data processing	542	522
Advertising	248	287
Postage and supplies	137	150
Professional services	335	212
Insurance and taxes	155	85
Other	272	217
Total noninterest expense	6,034	5,883
Income (loss) before income taxes	(1,403)	1,511
Income tax expense (benefit)	(602)	564
NET INCOME (LOSS)	$ (801)	$ 947

Earnings (loss) per share:
Basic	$(0.05)	$0.06(1)
Diluted	(0.05)	0.06(1)
Weighted average number of shares outstanding:
Basic	16,129,352	16,738,289(1)
Diluted	16,129,352	16,762,906(1)

Dividends declared per share:	$0.055	$0.048(1)

(1) Earnings per share, average shares outstanding, and dividends per share have been adjusted to reflect the impact of the second-step conversion and reorganization of Home Federal Bancorp, Inc., which occurred on December 19, 2007.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data) (Unaudited)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at Sept. 30, 2007	15,232,243	$152	$ 59,613	$58,795	$ (3,698)	$(2,225)	$112,637

Second Step Conversion(1)	2,073,619	21	95,938		(8,160)		87,799
Dissolution of Mutual Holding Company			50				50
Restricted stock issued, net of forfeitures	13,502						--
ESOP shares committed to be released			(23)		1,253		1,230
Exercise of stock options	54,797	1	605				606
Share-based compensation			1,022				1,022
Dividends paid ($0.213 per share) (2) (3)				(2,987)			(2,987)
Comprehensive income:
Net income				4,005			4,005
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						825	825
Comprehensive income							4,830
Balance at Sept. 30, 2008	17,374,161	174	157,205	59,813	(10,605)	(1,400)	205,187

Restricted stock issued, net of forfeitures	(14,734)						-
ESOP shares committed to be released			27		227		254
Exercise of stock options	32,862		353				353
Share-based compensation			228				228
Dividends paid ($0.055 per share)				(894)			(894)
Comprehensive income:
Net loss				(801)			(801)
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						3,121	3,121
Comprehensive income							2,320
Balance at Dec. 31, 2008	17,392,289	$174	$157,813	$58,118	$(10,378)	$ 1,721	$207,448

(1)
The total effect on equity accounts from the second-step conversion has changed from the December 31, 2007 reported numbers due to adjustments such as true-up of total new shares issued in relation to conversion once total affect of fractional shares was known, payment of additional expenses related to the second-step conversion, etc.

(2)	Home Federal MHC waived its receipt of dividends on the 8,979,246 shares that it owned.
(3)	Dividends per share have been adjusted to reflect the impact of the second-step conversion of Home Federal Bancorp, Inc., which occurred on December 19, 2007.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Three Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (801)	$ 947
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	442	397
Net amortization (accretion) of premiums and discounts on investments	2	(10)
Loss on sale of fixed assets and repossessed assets	63	-
ESOP shares committed to be released	254	207
Equity compensation expense	228	255
Provision for loan losses	3,575	287
Accrued deferred compensation expense, net	39	179
Net deferred loan fees	171	(18)
Net gain on sale of loans	(190)	(185)
Proceeds from sale of loans held for sale	10,476	13,895
Originations of loans held for sale	(9,817)	(11,864)
Net decrease in value of mortgage servicing rights	31	68
Net increase in value of bank owned life insurance	(106)	(104)
Change in assets and liabilities:
Interest receivable	148	(212)
Other assets	(673)	1,110
Interest payable	(66)	(56)
Other liabilities	(894)	(1,153)
Net cash provided by operating activities	2,882	3,743
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities available for sale	6,215	5,778
Purchases of mortgage-backed securities available for sale	(465)	-
Maturity of investment in certificate of deposit	5,000	-
Sale of mortgage servicing rights	1,676
Purchases of property and equipment	(1,269)	(598)
Net (increase) decrease in loans	(10,956)	2,099
Proceeds from sale of fixed assets and repossessed assets	188	128
Net cash provided by investing activities	389	7,407

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	4,474	363
Net decrease in advances by borrowers for taxes and insurance	(665)	(833)
Proceeds from FHLB advances	18,030	5,300
Repayment of FHLB advances	(30,428)	(22,392)
Net proceeds from stock issuance and exchange pursuant to second step conversion	-	88,454
Proceeds from exercise of stock options	353	147
Dividends paid	(893)	(324)
Net cash (used) provided by financing activities	(9,129)	70,715
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,858)	81,865
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,270	20,588
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 17,412	$102,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,648	$5,302

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	947	312
Fair value adjustment to securities available for sale, net of taxes	3,121	1,522

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”).  The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and are unaudited.  All significant intercompany transactions and balances have been eliminated.  In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three month period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

The Company was formed as the new stock holding company for the Bank in connection with the Bank’s conversion from the mutual holding company structure to the stock holding company structure, which was completed on December 19, 2007 (the “Conversion”).  Prior to the completion of the Conversion, the Bank was the subsidiary of Home Federal Bancorp, Inc., a federally-chartered stock mid-tier holding company (“Old Home Federal”), and Old Home Federal was a subsidiary of Home Federal MHC, a federally-chartered mutual holding company.  The Bank formed the mutual holding company structure in December 2004.  As a result of the Conversion, Home Federal MHC and Old Home Federal ceased to exist and were replaced by the Company as the successor to Old Home Federal.  See Note 3 below for additional information regarding the Conversion.

Certain information and note disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes included in the Annual Report on Form 10-K for the year ended September 30, 2008 (“2008 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on December 15, 2008.

Note 2 - Critical Accounting Estimates and Related Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements, and thus actual results could differ from the amounts reported and disclosed herein.  The Company considers the allowance for loan losses, and deferred income taxes to be critical accounting estimates.

Allowance for loan losses. The procedures for assessing the adequacy of the allowance for loan losses reflect evaluation of credit risk after careful consideration and interpretation of relevant information. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. The allowance for loan losses is maintained at a level that management believes to be the best estimate of probable, incurred losses inherent in the loan portfolio at the balance sheet dates presented. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

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

Note 3 –Conversion and Reorganization

The Company is a Maryland corporation that was formed as the new stock holding company for Home Federal Bank in connection with the Conversion. As part of the Conversion, a total of 9,384,000 new shares of the Company were sold at $10 per share in subscription, community and syndicated community offerings through which the Company received proceeds of approximately $87.8 million, net of offering costs of approximately $5.9 million. The Company contributed $48.0 million, or approximately 50%, of the net proceeds of the offering to the Bank in the form of a capital contribution. The Company loaned $8.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 816,000 shares of the Company’s common stock at $10 per share. As part of the Conversion, shares of outstanding common stock of Old Home Federal were exchanged for 1.136 shares of the Company’s common stock. No fractional shares were issued. Instead, cash was paid to stockholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 852,865 outstanding shares of the Company for a total of 17,325,901 outstanding shares as of the closing of the Conversion on December 19, 2007, after giving effect to the redemption of fractional shares.

The Conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company’s assets, liabilities and equity. All references to the number of shares outstanding, with the exception of those reported on the Consolidated Balance Sheets, are restated to give retroactive recognition to the exchange ratio applied in the Conversion.

Note 4 – Income Taxes

On October 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48").  FIN 48 requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach.  The Company’s approach to adopting FIN 48 consisted of an examination of its financial statements, its income tax provision, and its federal and state income tax returns.  The Company analyzed its tax positions including the permanent and temporary differences as well as the major components of income and expense. As of December 31, 2008, the Company did not believe that it had any uncertain tax positions that would rise to the level of having a material effect on its financial statements.  In addition, the Company had no accrued interest or penalties on income tax liabilities as of December 31, 2008.  It is the Company’s policy to record interest and penalties as a component of income tax expense.

Note 5 - Earnings (Loss) Per Share

Earnings (Loss) per share (“EPS”) is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company’s net income or loss by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income or loss by the diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents arise from assumed conversion of outstanding stock options awarded under the Company’s 2005 Stock Option and Incentive Plan (“SOP”) and from assumed vesting of shares awarded but not released under the Company’s 2005 Recognition and Retention Plan (“RRP”) plan.  ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

The following table presents the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended December 31,
	2008	2007
	(in thousands, except share and per share data)
Basic EPS:
Net income (loss)	$ (801)	$ 947
Weighted-average common shares outstanding	16,129,352	16,738,289
Basic EPS	$ (0.05)	$ 0.06

Diluted EPS:
Net income (loss)	$ (801)	$ 947

Weighted-average common shares outstanding	16,129,352	16,738,289
Net effect of dilutive RRP awards	-	24,617
Weighted-average common shares outstanding and common stock equivalents	16,129,352	16,762,906
Diluted EPS	$ (0.05)	$ 0.06

During the three months ended December 31, 2008 and 2007, there were 573,544 and 655,240 options excluded from the calculation of EPS as their effect was anti-dilutive.

Note 6 - Mortgage-Backed Securities

Mortgage-backed securities available for sale consisted of the following:

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Issued by U.S. Government sponsored enterprises	$181,992	$3,936	$ (192)	$185,736
Other	3,376	-	(875)	2,501
Total	$185,368	$3,936	$(1,067)	$188,237

	September 30, 2008
Issued by U.S. Government sponsored enterprises	$187,730	$669	$(2,669)	$185,730
Other	3,390	-	(333)	3,057
Total	$191,120	$669	$(3,002) )	$188,787

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2008 were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Mortgage-backed
securities, available
for sale	$13,391	$(192)	$2,502	$(875)	$15,893	$(1,067)

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to the underlying credit quality of the issuers.  The declines in value are on securities that have contractual maturity dates and, at December 31, 2008, management believes it is reasonably probable that principal and interest balances on those securities will be collected based on the performance, underwriting and vintage of the loans underlying the temporarily-impaired securities. However, continued deteriorating economic conditions may result in degradation in the performance of the loans underlying those securities in the future. The Company has the ability and intent to hold the temporarily-impaired securities for a reasonable period of time for a forecasted recovery of the amortized cost.

As of December 31, 2008, the Bank had pledged mortgage-backed securities with an amortized cost of $78.2 million and a fair value of $80.2 million as collateral for FHLB advances.  Mortgage-backed securities with an amortized cost of $5.5 million and a fair value of $5.7 million at December 31, 2008, were pledged to the Federal Reserve Bank as collateral for treasury tax and loan funds held by the Bank and for borrowings from the discount window.  As of September 30, 2008, and December 31, 2008, there was no balance owed by the Company through the Federal Reserve Bank discount window.

Note 7 - Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2008		September 30, 2008
	Balance	Percent of Total	Balance	Percent of Total

	(dollars in thousands)
Real Estate:
One- to four-family residential	$203,336	42.83%	$210,302	45.22%
Multi-family residential	9,361	1.97	8,477	1.82
Commercial	159,012	33.46	151,733	32.62
Total real estate	371,709	78.26	370,512	79.66

Real Estate Construction:
One- to four-family residential	12,907	2.72	13,448	2.89
Multi-family residential	-	-	920	0.20
Commercial and land development	27,340	5.75	18,674	4.01
Total real estate construction	40,247	8.47	33,042	7.10

Consumer:
Home equity	53,743	11.31	52,954	11.38
Automobile	1,750	0.37	1,903	0.41
Other consumer	1,295	0.26	1,370	0.29
Total consumer	56,788	11.94	56,227	12.08

Commercial business	6,304	1.33	5,385	1.16
	475,048	100.00%	465,166	100.00%

Premium on purchased loans	197		199
Deferred loan fees	(1,049)		(973)
Allowance for loan losses	(8,027)		(4,579)
Loans receivable, net	$466,169		$459,813

Note 8 – Mortgage Servicing Rights

On August 28, 2008, Home Federal Bank entered into a binding agreement with another bank whereby the Bank would sell its remaining servicing rights. The purchase price was 1.02% of the unpaid principal balance of all loans in the servicing portfolio, except for those loans that are 60 days or more past due, in litigation, in bankruptcy or in foreclosure as of October 31, 2008. The transfer was completed on December 16, 2008.

The Bank now originates nearly all of its one- to four-family loans for sale in the secondary market with servicing released. As a result, the Bank will not record new capitalized servicing rights.

The following table lists the classes of servicing rights and the activities in the balance of each class for the periods indicated:

	Three Months Ended December 31,
Servicing Right Classes	2008	2007
	(in thousands)
One- to four-family residential loans:
Beginning Balance	$1,703	$2,033
Adjustments to fair value	-	(66) )
Sale of servicing rights	(1,703) )	- -
Ending Balance	$ - -	$1,967

Commercial real estate loans:
Beginning Balance	$ 4 4	$ 14
Adjustments to fair value	(4)	(2)
Ending Balance	$ - -	$ 12

The amount of contractually specified servicing fees for one- to four-family residential loans for the three months ended December 31, 2008 and 2007, was $69,000 and $127,000, respectively.  The amount of contractually specified servicing fees for commercial real estate loans as well as late fees and other ancillary fees earned for the periods indicated were immaterial in amount.

Note 9 – Fair Value Measurement

SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS No. 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

The following table summarized the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2008:

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(in thousands)

Securities available for sale	$188,237	$ -	$188,237	$ -

Additionally, certain assets are measured at fair value on a non-recurring basis.  These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.  The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2008:

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$11,724	$ -	$ -	$11,724

Impaired loans which are measured for impairment using the fair value of the collateral at December 31, 2008, had a carrying amount of $11.7 million, net of valuation allowances totaling $2.4 million, resulting in an additional provision for loan losses of $747,000 during the first quarter of fiscal 2009.

The Company used the following methods and significant assumptions to estimate fair value:

Securities:  The Company’s securities available for sale primarily consist of mortgage backed securities issued by U.S. Government sponsored enterprises and trade in active markets.  These securities are included under Level 2 because there may or may not be daily trades in each of the individual securities and because the valuation of these securities may be based on instruments that are not exactly identical to those owned by the Company.

Impaired loans:  A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent.  Impaired loans, which are collateral dependent, are included in the table above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “believes,” “intends,” “expects,” “anticipates,” “estimates” or similar expressions.  Forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plan, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and,
•	estimates of our risks and future costs and benefits.

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

Background and Overview

Home Federal Bank (the “Bank”) was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936.  On December 6, 2004, the Bank converted to stock form and reorganized into the two-tiered mutual holding company form of organization and formed Home Federal MHC and Home Federal Bancorp, Inc. (“Old Home Federal”). In connection with that transaction, old Home Federal sold 40.00% of its outstanding shares of common stock (6,083,500 shares) to the public and issued 59.04% of its outstanding shares of common stock (8,979,246 shares) to Home Federal MHC, the mutual holding company parent of Old Home Federal.  In connection with that transaction, Old Home Federal also established and capitalized the Home Federal Foundation (“Foundation”) for the purpose of supporting charitable organizations and activities that enhance the quality of life for residents within the Bank’s market area. The Foundation was capitalized with a $1.8 million one-time contribution, which consisted of 146,004 shares of its common stock and $365,010 in cash.

On May 11, 2007, the Boards of Directors of Old Home Federal, Home Federal MHC and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the Bank reorganized from the mutual holding company structure to the stock holding company structure. As a result of that transaction, Home Federal Bank formed a new stock holding company, Home Federal Bancorp, Inc. (“we”, “us”, the “Company”), that serves as the holding company for Home Federal Bank. Home Federal Bancorp, Inc., is a Maryland corporation. The Conversion was completed on December 19, 2007.

Pursuant to the terms of the Plan, shares of outstanding common stock of Old Home Federal were exchanged for 1.136 shares of the Company’s common stock. Cash was paid in lieu of fractional shares.  The Conversion was approved by the Bank’s members, the Company’s stockholders (including the approval of a majority of the shares held by persons other than Home Federal MHC) and regulatory agencies.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “HOME” and is included in the America’s Community Bankers NASDAQ Index and the U.S. Russell 2000® Index.

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

The following items summarize the financial performance of the Company and the key strategic initiatives undertaken by management during the Company’s first quarter of fiscal year 2009:

▪
A $3.6 million provision for loan losses contributed to a net loss of ($801,000), or ($0.05) per diluted share as economic conditions in the Treasure Valley continued to deteriorate as a result of rising unemployment, bankruptcies and foreclosures and declining real estate values;

▪	The Company’s efficiency ratio improved to 73.5% for the quarter ended December 31, 2008, compared to 76.6% for the same quarter a year ago;
▪	A new banking office was opened in Boise, which was effectively a relocation and upgrade of an older facility;
▪	The Bank broke ground on its sixteenth banking office;
▪	Nonperforming and delinquent loans increased significantly as unemployment and real estate pressures continued to increase in the Boise metropolitan statistical area;
▪	The slowdown in consumer spending negatively impacted the Bank’s fee income;
▪	The Bank began execution of its small business growth strategy by hiring leadership for its newly formed Small Business Banking Group;
▪	The sale of the Bank’s mortgage servicing rights asset was completed; and,
▪	The Bank maintained its strong capital position with a total risk-based capital ratio of 31.3% at
December 31, 2008.

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

The Company’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectibility of an individually reviewed loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration losses that are inherent within the portfolio but have not been identified. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Adjustments are made to historical loss percentages to reflect current economic and internal environmental factors, such as changes in underwriting standards and management turnover, which may increase or decrease those loss factors. As a result of the imprecision in calculating inherent and potential losses, a range is added to the general allowance to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other qualitative factors that may alter historical loss experience. Additionally, future events may evidence additional losses that were unknown at the time management estimated the allowance, which may require an increase in the allowance for loan losses in future periods.

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

Comparison of Financial Condition at December 31, 2008 and September 30, 2008

Assets.  For the three months ended December 31, 2008, total assets decreased $6.9 million.  The increases and decreases were primarily concentrated in the following asset categories:

			Increase (decrease)

	Balance at December 31, 2008	Balance at September 30, 2008	Amount	Percent
	(dollars in thousands)

Cash and amounts due from depository institutions	$ 17,412	$ 23,270	$(5,858)	(25.2)%
Mortgage-backed securities, at fair value	188,237	188,787	(550)	(0.3)
Loans receivable, net	466,169	459,813	6,356	1.4

Cash and amounts due from depository institutions decreased $5.9 million to $17.4 million at December 31, 2008, from $23.3 million at September 30, 2008.  The decrease was primarily attributable to excess cash being used to pay off maturing borrowings from the Federal Home Loan Bank of Seattle (the “FHLB”).

Securities. The fair value of mortgage-backed securities was virtually unchanged at $188.2 million at December 31, 2008, compared to $188.8 million at September 30, 2008.  This was due to the significant increase in the value of the mortgage-backed securities portfolio as market interest rates declined and spreads on mortgage securities narrowed during the quarter first quarter of fiscal 2009.  At December 31, 2008, the unrealized gain on the portfolio was $2.9 million compared to an unrealized loss of $2.3 million at September 30. 2008.  This increase in the value of the securities portfolio nearly offset the reduction in outstanding balances from repayments of $6.2 million. Principal reductions of mortgage-backed securities were higher in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 as mortgage rates were significantly lower in the current year, increasing the number of mortgage loan refinancings in the first quarter of fiscal 2009.

Nearly all of the Company’s mortgage-backed securities are issued by U.S. Government sponsored enterprises, primarily Fannie Mae and Freddie Mac.  While the U.S. Government has recently affirmed its support for government sponsored enterprises and the mortgage-backed securities they issued, significant deterioration in the financial strength of Fannie Mae, Freddie Mac or mortgage-backed security insurers may have a material effect on the valuation and performance of the Company’s mortgage-backed securities portfolio in future periods.

Non-agency, also referred to as “private label,” mortgage-backed securities had a fair value of $2.5 million at December 31, 2008, compared to their amortized cost of $3.4 million. The securities carried a rating of ‘AAA’ by Moody’s and Standard & Poor’s at that date. The value of private label mortgage-backed securities have fallen and have been more volatile than securities issued by government-sponsored enterprises due to the deterioration of the national residential loan market. Management has reviewed the delinquency status and average collateral coverage of the loans pooled in the private label securities portfolio and has concluded the securities were not other than temporarily impaired at December 31, 2008. However, continued deterioration in the economy and rapid increases in unemployment may result in a change in the performance expectation for these securities in the future, which may negatively impact the Company’s earnings.

At December 31, 2008, the Company did not own collateralized debt obligations or trust preferred securities.

FHLB Stock. At December 31, 2008, the Bank held $9.6 million of common stock in the FHLB of Seattle. This security is reported at par value, which represents the Bank’s cost. The FHLB of Seattle recently announced that it would report a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, as of December 31, 2008, and as a result would not pay a dividend for the fourth calendar quarter of 2008 and that it would suspend the repurchase and redemption of outstanding common stock.

The FHLB of Seattle has communicated to the Company that they believe the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that they have enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Company has not recorded an "other than temporary impairment" on its investment in FHLB stock. However, continued deterioration in the FHLB of Seattle’s financial position may result in impairment in the value of those securities, the requirement that the Bank contribute additional funds to recapitalize the FHLB of Seattle, or reduce the Bank’s ability to borrow funds from the FHLB of Seattle, impairing the Bank’s ability to meet liquidity demands.

Loans. Net loans receivable increased $6.4 million to $466.2 million at December 31, 2008, from $459.8 million at September 30, 2008.  One- to four-family residential mortgage loans decreased $7.0 million as the Company sold a majority of the one-to four-family loans that were originated. Consumer loans increased $560,000 to $56.8 million as of December 31, 2008.  Consistent with the Company’s strategic plan, commercial, multifamily and acquisition and development loans increased $16.3 million to $214.9 million at December 31, 2008 from $198.6 million at September 30, 2008.

Loans delinquent 30 to 89 days, which included $4.5 million of loans on nonaccrual status, totaled $10.7 million at December 31, 2008, compared to $6.5 million at September 30, 2008, and $5.3 million at December 31, 2007. Non-

performing assets, which includes all loans on nonaccrual status, impaired loans and other real estate owned, totaled $18.4 million at December 31, 2008, compared to $10.6 million at September 30, 2008, and $2.3 million at December 31, 2007. The allowance for loan losses was $8.0 million, or 1.69%, of gross loans at December 31, 2008, compared to $4.6 million, or 0.98% of gross loans at September 30, 2008, and $3.0 million, or 0.63% of gross loans at December 31, 2007.

The following table summarizes loans delinquent 30 to 89 days at December 31, 2008, and September 30, 2008:

	December 31,	September 30,
	2008	2008
	(in thousands)
Land acquisition and development	$ 2,268	$1,150
One- to four-family construction	1,376	241
Commercial real estate	2,313	3,094
One- to four-family residential	4,545	1,836
Other	188	190
Total loans delinquent 30 to 89 days	$10,690	$6,511

When a loan becomes 90 days delinquent, the Bank places the loan on nonaccrual status. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Generally, an impaired loan is also placed on nonaccrual status, regardless of delinquency. As a result, some loans that are not 90 days or more past due may be in nonaccrual status if it is considered impaired. The delinquency table above includes $4.5 million of loans that have been placed on nonaccrual status at December 31, 2008, which are also included in the table below that summarizes total nonperforming loans (including nonaccrual and impaired loans) at December 31, 2008, and September 30, 2008:

	December 31, 2008		September 30, 2008
	Balance	Loss Reserve	Balance	Loss Reserve
	(in thousands)
Land acquisition and development	$ 4,330	$ 936	$3,975	$ 916
One- to four-family construction	5,389	832	4,239	596
Commercial real estate	3,071	273	-	-
One- to four-family residential	4,240	713	1,701	219
Other	4	-	30	2
Total nonperforming and impaired loans	$17,034	2,754	$9,945	1,733
General loss reserve		5,273		2,846
		$8,027		$4,579

The Treasure Valley economy continues to deteriorate as unemployment rose quickly during the quarter from 4.80% in September 2008 to an estimated 6.50% in December 2008. New home and commercial real estate construction has come to a standstill as excess inventory in the residential and commercial real estate markets continues to put stress on property values. The pending closure of retail locations as a result of reduced consumer spending will exacerbate the problem.

The Company is just beginning to place properties into foreclosure and sale and management believes the Treasure Valley is at the beginning of a downturn in the commercial real estate market. As a result of this uncertainty, management recorded a significant provision for loan losses during the quarter ended December 31, 2008, in order to increase the general reserve component of the allowance for loan losses. While the $2.4 million provision for loan losses for the full fiscal year of 2008 and the $3.6 million provision recorded during the first quarter of fiscal 2009 exceeds the level of net charge-offs during those periods, management believes such an increase in the allowance for loan losses is prudent and appropriate and that the allowance for loan losses reflects management’s best estimate of probable, known and estimable losses inherent in the loan portfolio at December 31, 2008. However, additional information may later come to management’s attention, evidencing losses in excess of the amounts estimated, which may negatively affect earnings in the future.

Last year, management realigned the Credit Administration Department and appointed a Chief Credit Officer, reporting directly to the Chief Executive Officer, in anticipation of this environment. The Bank also recently hired a senior workout professional to increase the Credit Administration Department’s resources.

Nearly all of the Company’s loans are secured by collateral located in the Treasure Valley or southern Idaho. In 2005, the Bank purchased approximately $38.8 million of residential real estate loans from Countrywide Financial, now Bank of America, who continues to service the loans. Balances on the portfolio totaled $24.1 million at December 31, 2008. Approximately 91% of the portfolio balance is secured by properties outside of the state of Idaho and delinquencies and foreclosures are rising quickly in that portfolio. At December 31, 2008, loans in this portfolio that were delinquent over 30 days totaled $2.2 million, or 9%, of the portfolio, including $1.9 million of nonperforming loans that are reported in the table above. The total reserve allocated to loans in the Countrywide portfolio was $1.3 million at December 31, 2008, or 5% of the balance outstanding on that date.

Deposits.  Deposits increased $4.5 million, or 1.2%, to $377.4 million at December 31, 2008, from $372.9 million at September 30, 2008, primarily as a result of interest-bearing demand deposits.  The increase in interest-bearing demand deposits was primarily attributed to growth in money market accounts as the Bank continued its emphasis on deposit products associated with a full-service commercial bank.  The decrease in certificates of deposit was due to choosing not to match rates offered by local competitors that in many cases exceeded the Bank’s cost of alternative funding sources. The Bank had no brokered deposits at December 31, 2008, or September 30, 2008. The following table details the composition of the deposit portfolio and changes in deposit balances:

			Increase (decrease)

	Balance at December 31, 2008	Balance at September 30, 2008	Amount	Percent
	(dollars in thousands)

Noninterest-bearing demand deposits	$ 41,187	$ 41,398	$ (211)	(0.5)%
Interest-bearing demand deposits	134,148	127,714	6,434	5.0
Savings deposits	27,589	26,409	1,180	4.5
Certificates of deposit	174,475	177,404	(2,929) )	(1.7)
Total deposit accounts	$377,399	$372,925	$4,474	1.2%

Approximately 76% of the certificates of deposit portfolio at December 31, 2008, are scheduled to mature within 12 months. While this presents an opportunity to reduce the cost of interest bearing deposits in the current low interest rate environment, the significant level of maturities of certificates also places a burden on the Company’s liquidity if management is unable to retain the maturating balances.

Borrowings.  FHLB advances decreased $12.4 million, or 9.1%, to $124.6 million at December 31, 2008, from $137.0 million at September 30, 2008.  We used excess cash and principal payment proceeds from our mortgage-backed securities and residential loan portfolios to reduce our advances as they matured.  The Bank uses FHLB advances as an alternative funding source to deposits, manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Deferred Income Tax Asset/Liability.  The Company had a deferred tax asset of $1.8 million at September 30, 2008 versus a deferred tax liability of $310,000 at December 31, 2008.  This change primarily resulted from a shift from an unrealized loss on the Company’s mortgage-backed securities’ portfolio as of September 30, 2008 to an unrealized gain as of December 31, 2008, as interest rates fell and spreads narrowed, increasing the value of the securities portfolio during the quarter.

Equity.  Stockholders’ equity increased $2.3 million, or 1.1%, to $207.4 million at December 31, 2008, from $205.2 million at September 30, 2008.  Significant activity among equity accounts over the past three months include the allocation of earned ESOP shares, equity compensation and the exercise of stock options totaling $835,000, and a $3.1 million increase in the value of securities available for sale, net of taxes, offset by a net loss for the quarter of $801,000 and $893,000 in cash dividends paid to stockholders.

Comparison of Operating Results for the Three Months Ended December 31, 2008, and December 31, 2007

Net loss for the three months ended December 31, 2008 was $801,000, or $0.05 per diluted share, compared to net income of $947,000, or $0.06 per diluted share, for the three months ended December 31, 2007.  Earnings per share for the prior period have been adjusted to reflect the impact of the Conversion and reorganization of the Company. Total revenue for the quarter ended December 31, 2008, which consisted of net interest income before the provision for loan losses plus noninterest income, increased $525,000, or 7%, to $8.2 million, compared to $7.7 million for the quarter ended December 31, 2007. However, total revenue for the first quarter of fiscal 2009 declined $344,000, or 4%, from the linked fourth quarter of fiscal 2008. The Company’s efficiency ratio improved to 73.5% for the quarter ended December 31, 2008, compared to 76.6% for the same quarter a year ago as an increase in net interest income outpaced slowing service charge and fee income coupled with a slight increase in noninterest expenses.

Net Interest Income.  Net interest income increased $689,000, or 13.6%, to $5.7 million for the three months ended December 31, 2008, from $5.1 million for the three months ended December 31, 2007.  The increase in net interest income is primarily attributable to a decrease in interest expense.   Current rates paid on deposits are significantly lower than in the prior year.  In addition, Federal Home Loan Bank borrowing balances are lower than in the same period of the prior year as maturing advances have been repaid with excess liquidity.

The Company’s net interest margin increased 40 basis points to 3.37% for the quarter ended December 31, 2008, from 2.97% for the same quarter last year.  The improvement in the net interest margin is primarily attributable to the increase in interest earning assets that resulted from the proceeds of the Company’s second step conversion and stock offering completed on December 19, 2007, while the increase in net interest income is attributable to decreases in interest expense also contributed to the increase in the margin in 2008.

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

	Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(772)	$(178)	$ (950)
Loans held for sale	(3)	(10)	(13)
Investment securities, including interest- bearing deposits in other banks	(127)	(94)	(221)
Mortgage-backed securities	(35)	297	262
FHLB stock	(52)	-	(52)
Total net change in income on interest- earning assets	$(989)	$ 15	$ (974)

Interest-bearing liabilities:
Savings deposits	$ 11	$ 9	$ 20
Interest-bearing demand deposits	(42)	-	(42)
Money market accounts	(289)	30	(259)
Certificates of deposit	(517)	(398)	(915)
Total deposits	(837)	(359)	(1,196)
FHLB advances	48	(515)	(467)
Total net change in expense on interest- bearing liabilities	$(789)	$(874)	$(1,663)
Total increase in net interest income			$ 689

Interest and Dividend Income.  Total interest and dividend income for the three months ended December 31, 2008, decreased $974,000, or 9.5%, to $9.3 million, from $10.3 million for the three months ended December 31, 2007.  The decrease during the quarter was primarily attributable to a decrease on yields earned on interest earning assets.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Three Months Ended December 31,
	2008		2007		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2007
	(dollars in thousands)

Interest-bearing deposits in other banks	$ 12,207	1.41%	$ 24,429	4.32%	$(221)
Mortgage-backed securities	185,666	4.75	160,705	4.84	262
Loans receivable, net	471,888	6.00	482,780	6.66	(950)
Loans held for sale	2,022	5.76	2,675	6.25	(13)
FHLB stock	9,591	(1.38)	9,591	0.79	(52)
Total interest-earning assets	$681,374	5.48%	$680,180	6.06%	$(974)

The decline in the yield on interest-bearing deposits in other banks reflects the significantly lower short-term interest rate environment in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Mortgage-backed securities were purchased during the first quarter of last fiscal year using proceeds from the Conversion at yields lower than the portfolio average, thereby comparatively reducing the overall yield in the first quarter of 2009.

The yield on loans fell to 6.00% in the first quarter of 2009 as a result of the decrease in the Wall Street Journal Prime rate from 4.00% at the beginning of the quarter to 3.25% at the end of the quarter. The Prime rate averaged 7.65% during the same quarter last year. Additionally, the significant increase in loans on nonaccrual status during the first quarter of 2009 reduced interest income by approximately $90,000.

As discussed earlier, the FHLB of Seattle announced during the first quarter of fiscal 2009 that they would not pay a dividend to shareholders for the quarter ended September 30, 2008. As a result, the Bank reversed the accrued dividend during the quarter ended December 31, 2008, resulting in a negative effective yield.

Interest Expense.  Interest expense decreased $1.7 million, or 31.7%, to $3.6 million for the three months ended December 31, 2008 from $5.2 million for the three months ended December 31, 2007.  The average balance of total interest-bearing liabilities decreased $72.5 million, or 13.4%, to $470.3 million for the three months ended December 31, 2008 from $542.8 million for the three months ended December 31, 2007.  The decrease in interest expense in 2008 was mainly due to reductions in the outstanding balances of FHLB advances and certificates of deposit, as well as a significantly lower interest rate environment in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

The following table details average balances, cost of funds and the change in interest expense:

	Three Months Ended December 31,
	2008		2007		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2007
	(dollars in thousands)

Savings deposits	$ 27,294	0.84%	$ 22,607	0.65%	$ 20
Interest-bearing demand deposits	77,609	0.55	77,847	0.77	(42)
Money market deposits	55,268	1.45	51,641	3.56	(259)
Certificates of deposit	177,219	3.73	213,930	4.80	(915)
FHLB advances	132,929	4.71	176,794	4.60	(467)
Total interest-bearing liabilities	$470,319	3.05%	$542,819	3.87%	$(1,663)

The cost of savings deposits increased due to product disintermediation during the first quarter of 2009 as customers shifted their balances to a higher-yielding savings product. The decline in the cost of all other interest-bearing deposits reflects the significantly lower interest rate environment in fiscal 2009 compared to the first quarter of fiscal 2008. The cost of FHLB advances increased as advances maturing during the quarter ended December 31, 2008, carried a lower average rate than the portfolio average.

Provision for Loan Losses.  A provision for loan losses of $3.6 million was established in connection with an analysis of the loan portfolio for the quarter ended December 31, 2008, compared to a provision for loan losses of $287,000 for the same quarter of the prior year.  The increase in the provision reflects the increase in nonperforming loans during the three months ended December 31, 2008, and the high level of economic uncertainty in the Treasure Valley. Management increased the specific allocation of the allowance for loan losses for some impaired loans. Additionally, the estimated loss rates and the range of losses were increased during the quarter ended December 31, 2008, as the Treasure Valley and national economies continued to deteriorate rapidly.

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

The following table details selected activity associated with the allowance for loan losses:

	At or For the Three Months Ended December 31,
	2008	2007
	(dollars in thousands)
Provision for loan losses	$ 3,575	$ 287
Net charge-offs	127	260
Allowance for loan losses	8,027	3,015
Allowance for loan losses as a percentage of gross loans receivable	1.69%	0.63%
Nonperforming loans	$ 17,034	$ 1,656
Allowance for loan losses as a percentage of nonperforming loans	47.12%	182.07%
Nonaccrual and 90 days or more past due loans as a percentage of gross loans receivable	3.58	0.34
Loans receivable, net	$466,169	$477,446

Noninterest Income.  Noninterest income decreased $164,000, or 6.3%, to $2.5 million for the three months ended December 31, 2008 from $2.6 million for the three months ended December 31, 2007.  The decrease was primarily attributable to a $123,000 decrease in service charges and fees, reflecting the continuing slowdown in consumer spending and the resulting decline in the number of checking and debit card transactions.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Three Months Ended December 31,		Increase (decrease)
	2008	2007	Amount	Percent
	(dollars in thousands)
Service fees and charges	$2,109	$2,232	$(123)	(5.5)%
Gain on sale of loans	190	185	5	2.7
Increase in cash surrender value of bank owned life insurance	106	104	2	1.9
Loan servicing fees	69	127	(58)) )	(45.7)
Mortgage servicing rights, net	(31)	(68)	37	54.4
Other	18	45	(27)	(60.0)
Total noninterest income	$2,461	$2,625	$(164) )	(6.3)%

Noninterest Expense.  Noninterest expense increased $151,000, or 2.6%, to $6.0 million for the three months ended December 31, 2008 from $5.9 million for the three months ended December 31, 2007. The following table provides a detailed analysis of the changes in components of noninterest expense:

	Three Months Ended December 31,		Increase (decrease)
	2008	2007	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$3,575	$3,699	$(124) )	(3.4)%
Occupancy and equipment	770	711	59	8.3
Data processing	542	522	20	3.8
Advertising	248	287	(39)	(13.6)
Other	899	664	235	35.4
Total noninterest expense	$6,034	$5,883	$ 151	2.6%

Compensation and benefits declined 3.4% in the first quarter of 2009 compared to the year-ago period primarily due to the absence of an accrual for incentive compensation during the quarter ended December 31, 2008, and a reduction in retirement benefit expense in the current quarter. Occupancy and equipment expense was higher in the first quarter of fiscal 2009 as the Bank opened two stand-alone banking offices during fiscal 2008.

The increase in other noninterest expense in the first quarter of 2009 includes increases in professional fees related to the Company’s fiscal year end, which was September 30, 2008, and legal expenses related to foreclosures and the workout of troubled loans. Additionally, Federal Deposit Insurance Corporation premiums were higher in the first quarter of fiscal 2009 as the Company was able to apply some credits to the assessment in 2008. Additionally, management expects deposit insurance premiums to increase further during fiscal 2009 as a result of recent FDIC-imposed increases in the assessment rates, which are scheduled to commence during the Company’s second quarter of fiscal 2009.

Income Tax Expense (Benefit).  The Company recorded an income tax benefit of $(602,000) for the three months ended December 31, 2008. Net loss before income taxes was ($1.4) million for the three months ended December 31, 2008 compared to net income of $1.5 million for the three months ended December 31, 2007.

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

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on liquidity. The Company’s access to funding sources in amounts adequate to finance the Bank’s activities on acceptable terms could be impaired by factors that affect the Company and the Bank specifically or within the financial services industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include adverse regulatory action against us, a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

At December 31, 2008, certificates of deposit amounted to $174.5 million, or 46.2% of total deposits, including $123.5 million that are scheduled to mature by December 31, 2009.  Historically, the Bank has been able to retain a significant amount of deposits as they mature. However, recent disruptions in the credit markets have resulted in a highly price-competitive market for certificates of deposit. These rates currently exceed alternative costs of borrowings and are high compared to historical spreads to U.S. Treasury note rates. Additionally, since loan demand continues to slow, Management has been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in some deposit runoff as customers are moving their maturing balances to competitors at a higher pace than the Bank has historically experienced.

At December 31, 2008, the Bank maintained a line of credit with the FHLB of Seattle equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  At December 31, 2008, the Bank was in compliance with the collateral requirements and $149.0 million of the line of credit was available. The Bank is highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs.  The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet our growth plans or to meet short and long term liquidity demands.  However, the Company’s mortgage backed securities are marketable and could be sold to obtain cash to meet liquidity demands should access to FHLB funding be impaired. Additionally, the Bank could access funding from its correspondent bank through a federal funds line of credit, the Discount Window at the Federal Reserve Bank of San Francisco or through the origination of out of market brokered deposits.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2008:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$11,385
Adjustable rate	5,505
Undisbursed balance of loans closed	9,883
Unused lines of credit	40,704
Commercial letters of credit	829
Total	$68,306

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Bank’s total regulatory capital was $140.8 million at December 31, 2008, or 20.6%, of total assets on that date. As of December 31, 2008, the Bank exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at December 31, 2008 were as follows: Tier 1 capital 20.6%; Tier 1 (core) risk-based capital 30.0%; and total risk-based capital 31.3%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

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

Management employs various strategies to manage the Company’s interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At December 31, 2008, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments.  Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2008 Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing.  The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A.  Risk Factors

Other than discussed in the following paragraph, we believe there have been no significant changes in risk factors compared to the factors identified in our 2008 Form 10-K.

The failure of the Federal Home Loan Bank (“FHLB”) of Seattle or the national Federal Home Loan Bank System may have a material negative impact on our earnings and liquidity.

Recently, the FHLB of Seattle announced that it did not meet minimum regulatory capital requirements for the quarter ended September 30, 2008, and that it did not expect to comply with those requirements at December 31, 2008, due to the deterioration in the market value of their mortgage-backed securities portfolio. As a result, the FHLB of Seattle cannot pay a dividend on their common stock and it cannot repurchase or redeem common stock. While the FHLB of Seattle has announced it does not anticipate that additional capital is immediately necessary, nor does it believe that its capital level is inadequate to support realized losses in the future, the FHLB of Seattle could require its members, including Home Federal Bank, to contribute additional capital in order to return the FHLB of Seattle to compliance with capital guidelines.

At December 31, 2008, we held $9.6 million of common stock in the FHLB of Seattle. Should the FHLB of Seattle fail, we anticipate that our investment in the FHLB’s common stock would be “other than temporarily” impaired and may have no value.

At December 31, 2008, we held $926,000 of cash on deposit with the FHLB of Seattle. At that date, all other cash and cash equivalents were held on deposit at the Federal Reserve Bank of San Francisco, or on hand in branch office vaults.

At December 31, 2008, we maintained a line of credit with the FHLB of Seattle equal to 40% of total assets to the extent Home Federal Bank provides qualifying collateral and holds sufficient FHLB stock.  At December 31, 2008, we were in compliance with collateral requirements and $149.0 million of the line of credit was available for additional borrowings. We are highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs.  The failure of the FHLB of Seattle or the FHLB system in general, may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands.  However, our mortgage-backed securities are marketable and could be sold to obtain cash to meet liquidity demands should access to FHLB funding be impaired. Additionally, we could access funding from our correspondent bank through a federal funds line of credit, the Discount Window at the Federal Reserve Bank of San Francisco or through the origination of out of market brokered deposits.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
Stock Repurchases.  On December 23, 2008, the Company’s Board of Directors approved a 5% share repurchase program, which authorized management to repurchase up to 867,970 shares of the Company’s outstanding common stock. No shares were repurchased between October 1, 2008, and December 31, 2008.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

2.1	Plan of Conversion and Reorganization (1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (2)
10.1	Amended Employment Agreement entered into by Home Federal Bank with Len E. Williams (9)
10.2	Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams (9)
10.3	Amended Employment Agreement entered into by Home Federal Bank with Daniel L. Stevens (9)
10.4	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Daniel L. Stevens (9)
10.5	Form of Amended Severance Agreement for Executive Officers (7)
10.6	Form of Amended Severance Agreement for new Executive Officers (7)
10.7	Form of Home Federal Bank Employee Severance Compensation Plan *
10.8	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.9	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
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

10.13	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (3)
10.14	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (3)
10.15	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (4)
10.16	Transition Agreement with Daniel L. Stevens (5)
10.17	Agreement Regarding Terms of Employment Offer with Steven K. Eyre (6)
10.18	Agreement Regarding Terms of Employment Offer with Eric S. Nadeau (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
             ______
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 11, 2007.
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-146289).
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858).
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 15, 2007.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 15, 2008.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Home Federal Bancorp, Inc.

Date:  February 6, 2009                                                                                                                   /s/ Len E. Williams
                                                                                                                                                   Len E. Williams
                                                                                           President and
                                                                                           Chief Executive Officer
                                                                                           (Principal Executive Officer)

Date:  February 6, 2009                                                                                                                                           /s/ Eric S. Nadeau
                                                                                           Eric S. Nadeau
                                                                                           Executive Vice President and
                                                                                           Chief Financial Officer
                                                                                           (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.7	Form of Home Federal Bank Employee Severance Compensation Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act