Form 10-Q
period 2009-03-31
Home Federal Bancorp, Inc.
filed 2009-05-08
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33795

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 16,698,168 shares outstanding as of May 1, 2009.

HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
Page
Consolidated Balance Sheets	1
Consolidated Statements of Income	2
Consolidated Statements of Changes in Stockholders’ Equity and
Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Selected Notes to Interim Consolidated Financial Statements	6

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	March 31, 2009	September 30, 2008
ASSETS
Cash and amounts due from depository institutions	$18,826	$23,270
Certificate of deposit in correspondent bank	-	5,000
Mortgage-backed securities available for sale, at fair value	181,532	188,787
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $7,333
and $4,579	439,170	459,813
Loans held for sale	5,549	2,831
Accrued interest receivable	2,418	2,681
Property and equipment, net	16,327	15,246
Mortgage servicing rights, net	-	1,707
Bank owned life insurance	11,800	11,590
Real estate and other property owned	4,478	650
Deferred tax asset	1,106	1,770
Other assets	1,700	2,134
TOTAL ASSETS	$692,497	$725,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand deposits	$37,323	$41,398
Interest-bearing demand deposits	134,047	127,714
Savings deposits	33,704	26,409
Certificates of deposit	171,494	177,404
Total deposit accounts	376,568	372,925
Advances by borrowers for taxes and insurance	1,309	1,386
Interest payable	428	552
Deferred compensation	5,225	5,191
FHLB advances	103,909	136,972
Other liabilities	4,409	2,857
Total liabilities	491,848	519,883
STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized;
Issued and outstanding, none	-	-
Common stock, $.01 par value; 90,000,000 authorized;
Issued and outstanding:	165	174
Mar. 31, 2009 – 17,445,311 issued, 16,515,168 outstanding
Sept. 30, 2008 – 17,412,449 issued, 17,374,161 outstanding
Additional paid-in capital	150,087	157,205
Retained earnings	57,746	59,813
Unearned shares issued to employee stock ownership plan (“ESOP”)	(10,152)	(10,605)
Accumulated other comprehensive income (loss)	2,803	(1,400)
Total stockholders’ equity	200,649	205,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$692,497	$725,070

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Interest and dividend income:
Loan interest	$6,806	$7,770	$13,919	$15,846
Mortgage-backed security interest	2,123	2,148	4,328	4,091
Other interest and dividends	1	541	11	824
Total interest and dividend income	8,930	10,459	18,258	20,761
Interest expense:
Deposits	1,742	2,872	3,760	6,086
FHLB advances	1,228	1,810	2,793	3,842
Total interest expense	2,970	4,682	6,553	9,928
Net interest income	5,960	5,777	11,705	10,833
Provision for loan losses	1,060	378	4,635	665
Net interest income after provision for loan losses	4,900	5,399	7,070	10,168
Noninterest income:
Service charges and fees	1,892	2,102	4,001	4,335
Gain on sale of loans	407	162	597	347
Increase in cash surrender value of bank owned life insurance	104	104	210	208
Loan servicing fees	(15)	126	54	253
Mortgage servicing rights, net	-	(75)	(31)	(143)
Other	(43)	64	(25)	108
Total noninterest income	2,345	2,483	4,806	5,108
Noninterest expense:
Compensation and benefits	3,779	4,053	7,354	7,752
Occupancy and equipment	729	760	1,499	1,471
Data processing	577	531	1,119	1,053
Advertising	197	258	445	546
Postage and supplies	146	171	283	321
Professional services	299	191	634	403
Insurance and taxes	306	140	461	225
Other	538	320	810	536
Total noninterest expense	6,571	6,424	12,605	12,307
Income (loss) before income taxes	674	1,458	(729)	2,969
Income tax expense (benefit)	198	513	(404)	1,077
NET INCOME (LOSS)	$476	$945	$(325)	$1,892

Earnings (loss) per share:
Basic	$0.03	$0.06	$(0.02)	$0.12	(1)
Diluted	0.03	0.06	(0.02)	0.12	(1)
Weighted average number of shares outstanding:
Basic	15,740,064	15,962,325	15,936,796	16,352,427	(1)
Diluted	15,776,330	15,978,217	15,936,796	16,374,451	(1)

Dividends declared per share:	$0.055	$0.055	$0.110	$0.103	(1)

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

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data) (Unaudited)

					Unearned
					Shares
					Issued to
					Employee	Accumulated
					Stock	Other
	Common	Stock	Additional Paid-	Retained	Ownership	Comprehensive
	Shares	Amount	In Capital	Earnings	Plan	Loss	Total
Balance at Sept. 30, 2007	15,232,243	$152	$59,613	$58,795	$(3,698)	$(2,225)	$112,637

Second Step Conversion(1)	2,073,619	21	95,938		(8,160)		87,799
Dissolution of Mutual Holding Company			50				50
Restricted stock issued, net of forfeitures	13,502						-
ESOP shares committed to be released			(23)		1,253		1,230
Exercise of stock options	54,797	1	605				606
Share-based compensation			1,022				1,022
Dividends paid ($0.213 per share) (2) (3)				(2,987)			(2,987)
Comprehensive income:
Net income				4,005			4,005
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						825	825
Comprehensive income							4,830
Balance at Sept. 30, 2008	17,374,161	174	157,205	59,813	(10,605)	(1,400)	205,187

Restricted stock issued, net of forfeitures	(23,885)						-
ESOP shares committed to be released			7		453		460
Exercise of stock options	32,862		353				353
Share-based compensation			417				417
Treasury shares purchased	(867,970)	(9)	(7,886)				(7,895)
Dividends paid ($0.110 per share)				(1,742)			(1,742)
Tax adjustment			(9)				(9)
Comprehensive income:
Net loss				(325)			(325)
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						4,203	4,203
Comprehensive income							3,878
Balance at March 31, 2009	16,515,168	$165	$150,087	$57,746	$(10,152)	$2,803	$200,649

(1)
The total effect on equity accounts from the second-step conversion has changed from the December 31, 2007 reported numbers due to adjustments such as the effect of fractional shares and payment of additional expenses related to the second-step conversion.

(2)	Home Federal MHC waived its receipt of dividends on the 8,979,246 shares that it owned.
(3)	Dividends per share have been adjusted to reflect the impact of the second-step conversion of Home Federal Bancorp, Inc., which occurred on December 19, 2007.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(325)	$1,892
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	871	796
Net amortization (accretion) of premiums and discounts on investments	7	(17)
Loss on sale of fixed assets and repossessed assets	51	95
ESOP shares committed to be released	460	549
Equity compensation expense	417	518
Provision for loan losses	4,635	665
Valuation allowance on other real estate owned	161	-
Accrued deferred compensation expense, net	34	373
Net deferred loan fees	(2)	6
Deferred income tax benefit	(2,137)	(229)
Net gain on sale of loans	(597)	(347)
Proceeds from sale of loans held for sale	32,950	25,406
Originations of loans held for sale	(35,071)	(22,944)
Net decrease in value of mortgage servicing rights	31	144
Net increase in value of bank owned life insurance	(210)	(209)
Change in assets and liabilities:
Interest receivable	263	(137)
Other assets	429	(423)
Interest payable	(124)	(112)
Other liabilities	1,542	(1,359)
Net cash provided by operating activities	3,385	4,667
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of mortgage-backed securities available for sale	14,717	13,919
Purchases of mortgage-backed securities available for sale	(465)	(56,257)
Maturity of investment in certificate of deposit	5,000	-
Sale of mortgage servicing rights	1,676	-
Purchases of property and equipment	(1,941)	(2,031)
Net decrease in loans	11,455	1,873
Proceeds from sale of fixed assets and repossessed assets	510	452
Net cash provided (used) by investing activities	30,952	(42,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,643	(8,503)
Net decrease in advances by borrowers for taxes and insurance	(77)	(176)
Proceeds from FHLB advances	18,000	4,000
Repayment of FHLB advances	(51,063)	(29,177)
Net proceeds from stock issuance and exchange pursuant to second step conversion	-	87,882
Proceeds from exercise of stock options	353	328
Repurchases of common stock	(7,895)	-
Dividends paid	(1,742)	(1,212)
Net cash (used) provided by financing activities	(38,781)	53,142
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,444)	15,765
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,270	20,588
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,826	$36,353

(Continued)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Six Months Ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,678	$10,040
Income taxes	2,285	1,760

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$5,635	$780
Fair value adjustment to securities available for sale, net of taxes	4,203	2,776

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”).  The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and are unaudited.  All significant intercompany transactions and balances have been eliminated.  In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and six month periods ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Allowance for loan losses. The procedures for assessing the adequacy of the allowance for loan losses reflect evaluation of credit risk after careful consideration and interpretation of relevant information. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. The allowance for loan losses is maintained at a level that management believes to be the best estimate of probable incurred losses inherent in the loan portfolio at the balance sheet dates presented. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

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

See accompanying notes.

Note 3 –Conversion and Reorganization

The Company is a Maryland corporation that was formed as the new stock holding company for Home Federal Bank in connection with the Conversion. As part of the Conversion, a total of 9,384,000 new shares of the Company were sold at $10.00 per share in subscription, community and syndicated community offerings through which the Company received proceeds of approximately $87.8 million, net of offering costs of approximately $5.9 million. The Company contributed $48.0 million, or approximately 50%, of the net proceeds of the offering to the Bank in the form of a capital contribution. The Company loaned $8.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 816,000 shares of the Company’s common stock at $10 per share. As part of the Conversion, shares of outstanding common stock of Old Home Federal were exchanged for 1.136 shares of the Company’s common stock. No fractional shares were issued. Instead, cash was paid to stockholders at $10.00 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 852,865 outstanding shares of the Company for a total of 17,325,901 outstanding shares as of the closing of the Conversion on December 19, 2007, after giving effect to the redemption of fractional shares.

The Conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company’s assets, liabilities and equity. All references to the number of shares outstanding, with the exception of those reported on the Consolidated Balance Sheets, are restated to give retroactive recognition to the exchange ratio applied in the Conversion.

Note 4 - Earnings (Loss) Per Share

Earnings (Loss) per share (“EPS”) is computed using the basic and diluted weighted average number of common shares outstanding during the period as applicable. Basic EPS is computed by dividing the Company’s net income or loss by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income by the diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents arise from assumed conversion of outstanding stock options and vesting of restricted stock awards.  ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

The following table presents the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Basic EPS:
Net income (loss)	$476	$945	$(325)	$1,892
Weighted-average common shares outstanding	15,740,064	15,962,325	15,936,796	16,352,427
Basic EPS	$0.03	$0.06	$(0.02)	$0.12

Diluted EPS:
Net income (loss)	$476	$945	$(325)	$1,892
Weighted-average common shares outstanding	15,740,064	15,962,325	15,936,796	16,352,427
Net effect of dilutive stock options	-	-	-	-
Net effect of dilutive restricted stock	36,266	15,892	-	22,024
Weighted-average common shares outstanding and common stock equivalents	15,776,330	15,978,217	15,936,796	16,374,451
Diluted EPS	$0.03	$0.06	$(0.02)	$0.12

For the three and six month periods ended March 31, 2009 and 2008, there were 547,942 and 638,308 options excluded from the calculation of EPS, respectively as their effect was anti-dilutive.  For the six months ended March

31, 2008, earnings per share and average shares outstanding have been adjusted to reflect the impact of the second-step conversion and reorganization of Home Federal Bancorp, Inc., which occurred on December 19, 2007.

Note 5 - Mortgage-Backed Securities

Mortgage-backed securities available for sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
March 31, 2009
Issued by U.S. Government sponsored enterprises	$173,507	$5,326	$(9)	$178,824
Other	3,353	-	(645)	2,708
Total	$176,860	$5,326	$(654)	$181,532

September 30, 2008
Issued by U.S. Government sponsored enterprises	$187,730	$669	$(2,669)	$185,730
Other	3,390	-	(333)	3,057
Total	$191,120	$669	$(3,002)	$188,787

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2009 were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Mortgage-backed
securities, available
for sale	$2,854	$(9)	$2,708	$(645)	$5,562	$(654)

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to the underlying credit quality of the issuers.  The declines in value are on securities that have contractual maturity dates and, at March 31, 2009, management believes it is reasonably probable that principal and interest balances on those securities will be collected based on the performance, underwriting and vintage of the loans underlying the temporarily-impaired securities. However, continued deteriorating economic conditions may result in degradation in the performance of the loans underlying those securities in the future. The Company has the ability and intent to hold the temporarily-impaired securities for a reasonable period of time for a forecasted recovery of the amortized cost.

As of March 31, 2009, the Bank had pledged mortgage-backed securities with an amortized cost of $75.0 million and a fair value of $77.4 million as collateral for FHLB advances.  Mortgage-backed securities with an amortized cost of $5.2 million and a fair value of $5.4 million at March 31, 2009, were pledged to the Federal Reserve Bank as collateral for treasury tax and loan funds held by the Bank and for borrowings from the discount window.  As of March 31, 2009, and September 30, 2008, there was no balance owed by the Bank through the Federal Reserve Bank discount window.

Note 6 - Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2009		September 30, 2008
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Real Estate:
One- to four-family residential	$185,911	41.58%	$210,302	45.22%
Multi-family residential	10,121	2.26	8,477	1.82
Commercial	159,867	35.73	151,733	32.62
Total real estate	355,899	79.57	370,512	79.66

Real Estate Construction:
One- to four-family residential	10,869	2.43	13,448	2.89
Multi-family residential	-	-	920	0.20
Commercial and land development	22,055	4.93	18,674	4.01
Total real estate construction	32,924	7.36	33,042	7.10

Consumer:
Home equity	50,644	11.32	52,954	11.38
Automobile	1,562	0.35	1,903	0.41
Other consumer	1,161	0.26	1,370	0.29
Total consumer	53,367	11.93	56,227	12.08

Commercial business	5,096	1.14	5,385	1.16
	447,286	100.00%	465,166	100.00%

Premium on purchased loans	188		199
Deferred loan fees	(971)		(973)
Allowance for loan losses	(7,333)		(4,579)
Loans receivable, net	$439,170		$459,813

Note 7 – Allowance for Loan Losses

Activity in the allowance for loan losses for the three and six month periods ended March 31, 2009 and 2008, was as follows:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	(in thousands)

Beginning balance	$8,027	$3,015	$4,579	$2,988
Provision for loan losses	1,060	378	4,635	665
Losses on loans charged-off	(1,778)	(96)	(1,908)	(360)
Recoveries on loans charged-off	24	10	27	14
Ending balance	$7,333	$3,307	$7,333	$3,307

Note 8 – Fair Value Measurement

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

•	Level 3 – Instruments whose significant value drivers are unobservable.

The following table summarized the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2009:

	March 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)

Securities available for sale	$181,532	-	$181,532	-

Additionally, certain assets are measured at fair value on a non-recurring basis.  These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.  The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at March 31, 2009:

	March 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$9,864	-	-	$9,864

Impaired loans, which are measured for impairment using the fair value of the collateral at March 31, 2009, had a carrying amount of $9.9 million, net of valuation allowances totaling $1.6 million, resulting in an additional provision for loan losses of $207,000 during the second quarter of fiscal 2009.

The Company used the following methods and significant assumptions to estimate fair value:

Securities:  The Company’s securities available for sale primarily consist of mortgage-backed securities issued by U.S. Government sponsored enterprises and trade in active markets.  These securities are included under Level 2 because there may or may not be daily trades in each of the individual securities and because the valuation of these securities may be based on instruments that are not exactly identical to those owned by the Company.

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

These forward-looking statements are subject to significant risks and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements as a result of, among others, the following factors:

•	general economic conditions, including real estate values, either nationally or in the Company’s market area, that are worse than expected;
•	changes in the interest rate environment that reduce the Company’s interest margins or reduce the fair value of financial instruments;
•	the credit risk of lending activities, including risks related to construction and land development lending and commercial and small business banking;
•	changes in the level and trend of loan delinquencies and write-offs;
•	results of examinations by banking regulators;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to successfully manage our growth;
•	legislative or regulatory changes that adversely affect the Company’s business;
•	adverse changes in the securities markets; and
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board.

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

Pursuant to the terms of the Plan, shares of outstanding common stock of Old Home Federal were exchanged for 1.136 shares of the Company’s common stock. Cash was paid in lieu of fractional shares.  The Conversion was approved by the Bank’s members, the Company’s stockholders (including the approval of a majority of the shares held by persons other than Home Federal MHC) and regulatory agencies.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “HOME” and is included in the U.S. Russell 2000® Index.

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

The following items summarize the key factors affecting performance of the Company and the key strategic initiatives undertaken by management during the Company’s second quarter of fiscal year 2009:

▪
Economic conditions in the Treasure Valley continued to deteriorate as a result of rising unemployment, bankruptcies and foreclosures and declining real estate values, which resulted in rising levels of delinquent loans and nonperforming assets and the need for an additional provision for loan losses;

▪	Costs associated with foreclosed real estate and FDIC insurance premiums caused an increase in the efficiency ratio as noninterest expense increases outpaced higher revenue;
▪	The previously announced 5% share repurchase program was completed. A total of 867,970 shares were purchased at an average purchase price of $9.04 per share during the quarter;
▪	The slowdown in consumer spending reduced fee income;
▪	The Bank’s newly-formed Small Business Banking Group had a successful second quarter by generating new deposit balance relationships;
▪	Net interest margin expanded due to declining funding costs and continued deleveraging of low-spread assets and liabilities; and
▪	The Bank maintained its strong capital position with a total risk-based capital ratio of 32.9% at
March 31, 2009.

The current economic and interest rate environments continue to challenge management’s growth plans. Total assets continued to decline during the second quarter of fiscal year 2009 as a lack of demand for loans, or more importantly a diminished supply of creditworthy lending opportunities, and residential loan refinancing runoff, limited the Company’s ability to increase outstanding loan balances.  Alternative investments are also unattractive as investment securities offer very low yields within management’s credit and interest rate risk tolerances. As competitor financial institutions continue to struggle with liquidity, some are offering deposit rates that exceed the Company’s wholesale borrowing costs. Therefore, certificate of deposit balances have declined as some customers chose to move their maturing certificate of deposit balances to competitors in search of higher returns.

Consistent with its business strategy, the Company reduced fixed-term borrowing balances with the Federal Home Loan Bank of Seattle (“FHLB”) and management of the Bank continued to focus on growing core deposits, which are defined as non-maturity deposits such as checking, savings and money market accounts. Some success during the quarter, particularly in the Bank’s new Small Business Banking Group, resulted in higher core deposit balances, which management believes will increase the franchise value of the Company and improve profitability by reducing interest rate sensitivity and high-cost borrowing balances. Core deposit relationships should also increase revenue through service and interchange fee income.

While interchange income fell slightly in fiscal year 2009 compared to fiscal year 2008, fee income from nonsufficient funds (“NSF”) transactions has fallen significantly from the Bank’s historical levels. The reason for this is twofold: (1) management is focusing on higher-balance relationship deposit accounts rather than low-balance, high fee accounts and (2) the economic slowdown has reduced consumer spending and management believes depositors are more closely monitoring their account balances. Nonetheless, management is concerned that continued declines in NSF revenue will limit future non interest revenue growth and cause the Company to be more dependent on net interest income. In response to this and to execute the strategy of increasing core deposit balances, the Bank will launch a new checking account that management believes will result in higher checking account balances and provide an incentive for customers to use their check cards more frequently, which should result in higher interchange income.

Nonperforming assets and delinquent loans increased during the second quarter of fiscal 2009. Loans to finance construction and land acquisition and development projects have been the source of the Company’s nonperforming loan balance increases. Commercial real estate loans are now being pressured as property vacancies continue to climb in the Treasure Valley and the previously mentioned slow down in consumer spending is causing many independent and national retailers to close stores or reduce inventory. The Bank’s Credit Administration Department is also spending considerable time reviewing home equity lines of credit and, in some cases, suspending lines at their current balances in order to mitigate future loan losses.

Micron Technology, Inc., one of the larger employers headquartered in our market area, recently announced a plan to eliminate 2,000 jobs in the Treasure Valley during calendar 2009. The unemployment rate in the Treasure Valley has increased to 8.4% in February 2009 from 4.5% in March 2008 as total employment fell 6.5% during that time period to a level in February 2009 that has not been seen in the Boise-Nampa market since February 2005.

Nonetheless, management is optimistic about the long-term outlook for the Company as capital levels remain very high compared to peers and the level of liquidity in the balance sheet provides flexibility to execute several strategies to weather this economic storm and emerge as one of the strongest financial institutions in the Pacific Northwest.

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

The Company believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about probable incurred losses inherent in the loan portfolio at the balance sheet date. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively impact earnings.

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

Comparison of Financial Condition at March 31, 2009 and September 30, 2008

For the six months ended March 31, 2009, total assets decreased $32.6 million.  The changes in total assets were primarily concentrated in the following asset categories:

			(decrease)

	Balance at March 31, 2009	Balance at September 30, 2008	Amount	Percent
	(dollars in thousands)

Cash and amounts due from depository institutions	$18,826	$23,270	$(4,444)	(19.1)%
Mortgage-backed securities, at fair value	181,532	188,787	(7,255)	(3.8)
Loans receivable, net	439,170	459,813	(20,643)	(4.5)

Cash. Cash and amounts due from depository institutions decreased $4.4 million to $18.8 million at March 31, 2009, from $23.3 million at September 30, 2008.  The decrease was primarily attributable to excess cash being used to pay off maturing borrowings from the Federal Home Loan Bank of Seattle (the “FHLB”).

Securities. The fair value of mortgage-backed securities decreased $7.3 million to $181.5 million at March 31, 2009, from $188.8 million at September 30, 2008.  The decrease was the net of principal repayments and the increase in the value of the mortgage backed securities portfolio during the six months ended March 31, 2009.  At March 31, 2009, the unrealized gain on the portfolio was $4.7 million compared to an unrealized loss of $2.3 million at September 30. 2008.  Principal reduction totaled $14.7 million for the six months ended March 31, 2009 and are occurring at an accelerating rate due to the historically low rates available on residential mortgages, which is increasing refinancing activity.

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

Non-agency, also referred to as “private label,” mortgage-backed securities had a fair value of $2.7 million at
March 31, 2009, compared to their amortized cost of $3.4 million. The securities carried a rating of ‘AAA’ by Moody’s and Standard & Poor’s at that date. The value of private label mortgage-backed securities have fallen and have been more volatile than securities issued by government-sponsored enterprises due to the deterioration of the national residential loan market. Management has reviewed the delinquency status, credit support and collateral coverage of the loans pooled in the private label securities portfolio and has concluded the securities were not other than temporarily impaired at March 31, 2009. However, continued deterioration in the economy and rapid increases in unemployment may result in a change in the performance expectation for these securities in the future, which may negatively impact the Company’s earnings. At March 31, 2009, the Company did not own collateralized debt obligations or trust preferred securities.

FHLB Stock. At March 31, 2009, the Bank held $9.6 million of common stock in the FHLB. This security is reported at par value, which represents the Bank’s cost. The FHLB recently announced that it would report a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, as of December 31, 2008. As a result, the FHLB stopped paying a dividend and stated that it would suspend the repurchase and redemption of outstanding common stock until its retained earnings deficiency was reclaimed.

The FHLB has communicated to the Company that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market and credit risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that they have enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Company has not recorded an "other than temporary impairment" on its investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities, the requirement that the Bank contribute additional funds to recapitalize the FHLB, or reduce the Bank’s ability to borrow funds from the FHLB, impairing the Bank’s ability to meet liquidity demands.

Loans. Net loans receivable decreased $20.6 million to $439.2 million at March 31, 2009, from $459.8 million at September 30, 2008.  One- to four-family residential mortgage loans decreased $24.4 million as mortgage rates fell during the second quarter of fiscal 2009, which led to significantly higher levels of mortgage loan refinancing. Additionally, the Bank originates conventional one- to four-family residential loans for sale in the secondary market. As a result, the residential loan portfolio will likely continue to decline as new loans are not added to the portfolio. Consumer loans decreased $2.9 million to $53.4 million as of March 31, 2009.  Commercial real estate, multifamily and acquisition and development loans increased $9.4 million to $208.0 million at March 31, 2009 from $198.6 million at September 30, 2008.  However, commercial, multifamily and acquisition and development loans declined $6.9 million during the second quarter of fiscal 2009 primarily as a result of a $7.3 million reduction in the real estate construction loan portfolio associated with the repayment of a large loan during the period. The Company plans to continue its emphasis on commercial and small business banking products.

Asset Quality. Loans delinquent 30 to 89 days, which included $1.2 million of loans on nonaccrual status, totaled $11.6 million at March 31, 2009, compared to $6.5 million at September 30, 2008, and $4.0 million at March 31, 2008. Nonperforming assets, which includes all loans on nonaccrual status, impaired loans and real estate owned, totaled $19.1 million at March 31, 2009, compared to $10.6 million at September 30, 2008, and $2.3 million at March 31, 2008. The allowance for loan losses was $7.3 million, or 1.64%, of gross loans at March 31, 2009, compared to $4.6 million, or 0.98% of gross loans at September 30, 2008, and $3.3 million, or 0.69% of gross loans at March 31, 2008.

The largest increase in delinquent loans during the second quarter of fiscal 2009 occurred in the commercial real estate portfolio with balances delinquent more than 30 days increasing by $3.9 million to $8.4 million at March 31, 2009. Net charge-offs totaled $1.8 million during the quarter ended March 31, 2009. Real estate owned increased

$3.1 million during the second quarter of fiscal 2009 to $4.5 million at March 31, 2009. Real estate owned was comprised of $2.9 million of land development and speculative one- to four-family construction projects, $1.0 million of commercial real estate and $610,000 of one- to four-family residential properties.

The following table summarizes loans delinquent 30 to 89 days at March 31, 2009, and September 30, 2008:

	March 31,	September 30,
	2009	2008
	(in thousands)
Land acquisition and development	$133	$1,150
One- to four-family construction	760	241
Commercial real estate	5,313	3,094
One- to four-family residential	5,242	1,836
Other	193	190
Total loans delinquent 30 to 89 days	$11,641	$6,511

When a loan becomes 90 days delinquent, the Bank places the loan on nonaccrual status. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Generally, an impaired loan is also placed on nonaccrual status, regardless of delinquency. As a result, some loans that are not 90 days or more past due may be in nonaccrual status if it is considered impaired. The delinquency table above includes $1.2 million of loans that have been placed on nonaccrual status at March 31, 2009, which are also included in the table below that summarizes total nonperforming loans (including nonaccrual and impaired loans) as well as real estate owned at March 31, 2009, and September 30, 2008:

	March 31, 2009		September 30, 2008
	Balance	Loss Reserve	Balance	Loss Reserve
	(in thousands)
Land acquisition and development	$5,266	$1,029	$3,975	$916
One- to four-family construction	2,307	286	4,239	596
Commercial real estate	3,074	220	-	-
One- to four-family residential	3,943	441	1,701	219
Other	-	-	30	2
Total nonperforming and impaired loans	$14,590	1,976	$9,945	1,733
General loss reserve		5,357		2,846
Total allowance for loan losses		$7,333		$4,579

Real estate owned, net	$4,478		$650

Troubled debt restructurings that are not included in the delinquency or nonperforming asset tables above totaled $654,000 at March 31, 2009.

Nearly all of the Company’s loans are secured by collateral located in the Treasure Valley or southern Idaho. Approximately 60% and 20% of the Bank’s commercial real estate and construction and land development loans are secured by properties in Ada and Canyon counties in Idaho, respectively. Approximately 6% of that portfolio is secured by properties located in eastern Idaho, 5% is located in Valley County in Idaho, and 4% is located in the Twin Falls and Ketchum areas.

In 2005, the Bank purchased approximately $38.8 million of residential real estate loans from Countrywide Financial, now Bank of America, who continues to service the loans. Balances on the portfolio totaled $23.0 million at March 31, 2009. Approximately 92.1% of the portfolio balance is secured by properties outside of the state of Idaho and delinquencies and foreclosures are rising quickly in that portfolio. At March 31, 2009, loans in this portfolio that were delinquent over 30 days totaled $3.1 million, or 12.8%, of the portfolio, including $2.2 million of nonperforming loans that are reported in the table above. The total reserve allocated to loans in this loan portfolio was $1.0 million at March 31, 2009, or 4.1% of the balance of loans outstanding on that date.

At March 31, 2009, nearly all of the Company’s home equity lines of credit (“HELOC”) were directly originated through the Bank’s branch network. However, approximately $1.5 million of HELOCs, or 4.2% of the HELOC portfolio at March 31, 2009, were originated through broker relationships. While nearly all of these loans are secured by properties in southern Idaho, management ceased indirect origination of HELOCs in fiscal 2008. The average credit score of borrowers in the Bank’s total HELOC portfolio was 748 at loan origination, and the average combined loan to value was 72%.

The Treasure Valley economy continues to deteriorate as unemployment rose quickly from 4.80% in September 2008 to an estimated 8.40% in February 2009. New home and commercial real estate construction has nearly come to a standstill as excess inventory in the residential and commercial real estate markets continues to reduce property values. The pending closure of retail locations as a result of reduced consumer spending will exacerbate the problem.

Management believes the Treasure Valley is at the beginning of a downturn in the commercial real estate market. As a result of this uncertainty, management recorded a significant provision for loan losses during the six months ended March 31, 2009, in order to increase the general reserve component of the allowance for loan losses. While the $2.4 million provision for loan losses for the full fiscal year of 2008 and the $4.6 million provision recorded for the first six months of fiscal 2009 exceeds the level of net charge-offs during those periods, management believes such an increase in the allowance for loan losses is prudent and appropriate and that the allowance for loan losses reflects management’s best estimate of probable, known and estimable losses inherent in the loan portfolio at March 31, 2009. However, additional information may later come to management’s attention, evidencing losses in excess of the amounts estimated, which may negatively affect earnings in the future.

Last year, management realigned the Credit Administration Department and appointed a Chief Credit Officer, reporting directly to the Chief Executive Officer, in anticipation of this environment. The Bank also recently hired a senior workout professional to increase the Credit Administration Department’s resources.

Deposits.  Deposits increased $3.6 million, or 1.0%, to $376.6 million at March 31, 2009, from $372.9 million at September 30, 2008, primarily as a result of savings accounts.  Savings account balances have been increasing each month in the current fiscal year with the most significant increase in balances occurring during the quarter ended March 31, 2009.  The decrease in certificates of deposit was due to choosing not to match rates offered by local competitors that in many cases exceeded the Bank’s cost of alternative funding sources. The Bank had no brokered deposits at March 31, 2009, or September 30, 2008. The following table details the composition of the deposit portfolio and changes in deposit balances:

			Increase (decrease)

	Balance at March 31, 2009	Balance at September 30, 2008	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$37,323	$41,398	$(4,075)	(9.8)%
Interest-bearing demand deposits	134,047	127,714	6,333	5.0
Savings deposits	33,704	26,409	7,295	27.6
Certificates of deposit	171,494	177,404	(5,910)	(3.3)
Total deposit accounts	$376,568	$372,925	$3,643	1.0%

Approximately 72% of the certificates of deposit portfolio at March 31, 2009, is scheduled to mature within 12 months. While this presents an opportunity to reduce the cost of interest bearing deposits in the current low interest rate environment, the significant level of maturities of certificates also places a burden on the Company’s liquidity if management is unable to retain the maturing balances.

Borrowings.  FHLB advances decreased $33.1 million, or 24.1%, to $103.9 million at March 31, 2009, from $137.0 million at September 30, 2008.  Excess cash and principal payment proceeds from mortgage-backed securities and residential loan portfolios were used to repay FHLB advances as they matured.  The Bank uses FHLB advances as an alternative funding source to deposits, manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Deferred Income Tax Asset/Liability.  The Company had a deferred tax asset of $1.1 million at March 31, 2009 versus a deferred tax asset of $1.8 million at September 30, 2008.  There are three major components to the change.  There was a $2.8 million shift from an unrealized loss on the Company’s mortgage-backed securities’ portfolio as of September 30, 2008 to an unrealized gain as of March 31, 2009, as interest rates fell and spreads narrowed, increasing the value of the securities portfolio during the quarter. There was a $1.4 million increase in deferred tax assets due to a $4.6 million provision for loan loss recorded during the six month period.  Lastly, deferred tax liability decreased $710,000 due to the sale of mortgage servicing rights completed in December 2008.

Equity. Stockholders’ equity decreased $4.5 million, or 2.2%, to $200.6 million at March 31, 2009, compared to $205.2 million at September 30, 2008.  The funds used to complete the repurchase of the remaining shares pursuant to our share repurchase program during the quarter ended March 31, 2009 was the primary cause for the decrease in stockholders’ equity.  Dividends and a year-to-date loss from operations in fiscal 2009 reduced retained earnings while a lower interest rate environment at March 31, 2009 increased the unrealized gain on securities by $4.2 million, net of tax, compared to September 30, 2008.  The Company’s book value per share as of March 31, 2009 was $12.15 per share based upon 16,515,168 outstanding shares of common stock, a 2.9% increase from September 30, 2008.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008

Net income for the three months ended March 31, 2009 was $476,000, or $0.03 per diluted share, compared to net income of $945,000, or $0.06 per diluted share, for the three months ended March 31, 2008.  Total revenue for the quarter ended March 31, 2009, which consisted of net interest income before the provision for loan losses plus noninterest income, was unchanged at $8.3 million for both the quarter ended March 31, 2009 and the same period of the prior year.  However, total revenue for the second quarter of fiscal 2009 increased $99,000, or 1.2%, from the linked first quarter of fiscal 2009. The Company’s efficiency ratio increased to 79.12% for the quarter ended March 31, 2009, compared to 77.77% for the same quarter a year ago.

Net Interest Income.  Net interest income increased $183,000, or 3.2%, to $6.0 million for the three months ended March 31, 2009, from $5.8 million for the three months ended March 31, 2008.  The increase in net interest income is primarily attributable to a decrease in interest expense.   Current rates paid on deposits are significantly lower than in the prior year.  In addition, Federal Home Loan Bank borrowing balances are lower than in the same period of the prior year as some maturing advances have been repaid with excess liquidity.

The Company’s net interest margin increased 45 basis points to 3.60% for the quarter ended March 31, 2009, from 3.15% for the same quarter last year.  The improvement in the net interest margin is primarily attributable to the decrease in interest expense between the two periods.

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

	Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(646)	$(340)	$(986)
Loans held for sale	(6)	28	22
Interest-bearing deposits in other banks	(263)	(246)	(509)
Mortgage-backed securities	(44)	19	(25)
FHLB stock	(31)	-	(31)
Total net change in income on interest-earning assets	$(990)	$(539)	$(1,529)

Interest-bearing liabilities:
Savings deposits	$2	$14	$16
Interest-bearing demand deposits	(26)	3	(23)
Money market accounts	(209)	(45)	(254)
Certificates of deposit	(579)	(290)	(869)
Total deposits	(812)	(318)	(1,130)
FHLB advances	(104)	(478)	(582)
Total net change in expense on interest-bearing liabilities	$(916)	$(796)	$(1,712)
Total increase in net interest income			$183

Interest and Dividend Income.  Total interest and dividend income for the three months ended March 31, 2009, decreased $1.5 million, or 14.6%, to $8.9 million, from $10.5 million for the three months ended March 31, 2008.  The decrease during the quarter was attributable to both a decrease on yields earned on interest earning assets as well as a decrease in interest earning assets.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Three Months Ended March 31,
	2009		2008		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2008
	(dollars in thousands)

Interest-bearing deposits in other banks	$4,855	0.08%	$57,900	3.52%	$(509)
Mortgage-backed securities	184,491	4.60	182,865	4.70	(25)
Loans receivable, net	458,105	5.89	479,822	6.45	(986)
Loans held for sale	4,386	5.13	2,266	6.09	22
FHLB stock	9,591	-	9,591	1.29	(31)
Total interest-earning assets	$661,428	5.40%	$732,444	5.71%	$(1,529)

The decline in the yield on interest-bearing deposits in other banks reflects the significantly lower short-term interest rate environment in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The significantly higher balance of interest-bearing deposits in other banks in the prior year is due to proceeds received from the Conversion.

The yield on loans fell to 5.89% in the second quarter of fiscal 2009 also as a result of the decrease in short-term interest rates. For example, the Wall Street Journal Prime rate was 3.25% for the second fiscal quarter of 2009 compared to an average of 6.24% during the same quarter last year. Loans on nonaccrual status during the second quarter of 2009 reduced interest income by approximately $255,000.

Interest Expense.  Interest expense decreased $1.7 million, or 36.6%, to $3.0 million for the three months ended March 31, 2009 from $4.7 million for the three months ended March 31, 2008.  The average balance of total interest-bearing liabilities decreased $69.3 million, or 13.4%, to $449.2 million for the three months ended March 31, 2009 from $518.5 million for the three months ended March 31, 2008.  The decrease in interest expense in 2009 was mainly due to a reduction in the outstanding balance of FHLB advances and a lower rate paid on certificates of deposit.

The following table details average balances, cost of funds and the change in interest expense:

	Three Months Ended March 31,
	2009		2008		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2008
	(dollars in thousands)

Savings deposits	$30,642	0.73%	$22,776	0.70%	$16
Interest-bearing demand deposits	80,404	0.50	78,726	0.62	(23)
Money market deposits	52,567	1.20	59,902	2.75	(254)
Certificates of deposit	171,870	3.32	199,652	4.60	(869)
FHLB advances	113,692	4.32	157,444	4.60	(582)
Total interest-bearing liabilities	$449,175	2.64%	$518,500	3.61%	$(1,712)

The slight increase in the cost of savings deposits was due to product disintermediation during the second quarter of 2009 as customers shifted their balances to a higher-yielding savings product. The decline in the cost of all other interest-bearing deposits reflects the significantly lower interest rate environment in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

Provision for Loan Losses.  A provision for loan losses of $1.1 million was recorded as a result of our analysis of the loan portfolio for the quarter ended March 31, 2009, compared to a provision for loan losses of $378,000 for the same quarter of the prior year.  The provision reflects the increase in delinquent loans in fiscal 2009 and adjusted valuations on nonperforming loans, as well as losses on loans charged-off during the second quarter of fiscal 2009 that exceeded the losses previously estimated. Additionally, the estimated loss rates and the range of losses were increased during the quarter ended December 31, 2008, as the Treasure Valley and national economies continued to deteriorate rapidly.

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

The following table details selected activity associated with the allowance for loan losses:

	At or For the Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Provision for loan losses	$1,060	$378
Net charge-offs	1,754	87
Allowance for loan losses	7,333	3,307
Allowance for loan losses as a percentage of gross loans receivable	1.64%	0.69%
Nonperforming loans (nonaccrual and 90 days or more past due)	$14,590	$1,852
Allowance for loan losses as a percentage of nonperforming loans	50.26%	178.56%
Nonperforming loans as a percentage of gross loans receivable	3.26	0.39
Loans receivable, net	$439,170	$477,155

Noninterest Income.  Noninterest income decreased $138,000, or 5.6%, to $2.3 million for the three months ended March 31, 2009 from $2.5 million for the three months ended March 31, 2008. The decrease was primarily attributable to decreases of $210,000 and $141,000 in service charges and fees and loan servicing fees, respectively, offset somewhat by an increase in gain on sale of loans of $245,000.  The decreases in service charges and fees reflect the continuing slowdown in consumer spending, which has reduced nonsufficient fund fees. The decrease in loan servicing fees is due to the sale of loan servicing rights completed in the first quarter of fiscal 2009.  The increase in gain on sale of loans is attributed to the historically low rates available on residential mortgages during the second quarter of fiscal 2009.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Three Months Ended March 31,		Increase (decrease)
	2009	2008	Amount	Percent
	(dollars in thousands)
Service fees and charges	$1,892	$2,102	$(210)	(10.0)%
Gain on sale of loans	407	162	245	151.2
Increase in cash surrender value of bank owned life insurance	104	104	-	-
Loan servicing fees	(15)	126	(141)	(111.9)
Mortgage servicing rights, net	-	(75)	75	(100.0)
Other	(43)	64	(107)	(167.2)
Total noninterest income	$2,345	$2,483	$(138)	(5.6)%

Other income includes a $66,000 reduction of noninterest income related to the settlement of the purchase price proceeds for the sale of the Bank’s mortgage servicing rights.

Noninterest Expense.  Noninterest expense increased $147,000, or 2.3%, to $6.6 million for the three months ended March 31, 2009 from $6.4 million for the three months ended March 31, 2008. The following table provides a detailed analysis of the changes in components of noninterest expense:

	Three Months Ended March 31,		Increase (decrease)

	2009	2008	Amount	Percent
	(dollars in thousands)
Compensation and benefits	$3,779	$4,053	$(274)	(6.8)%
Occupancy and equipment	729	760	(31)	(4.1)
Data processing	577	531	46	8.7
Advertising	197	258	(61)	(23.6)
Insurance and taxes	306	140	166	118.6
Other	983	682	301	44.1
Total noninterest expense	$6,571	$6,424	$147	2.3%

Compensation and benefits, which included severance accruals of $98,000, declined $274,000 or 6.8% in the second quarter of 2009 compared to the year-ago period.  Insurance and taxes increased as Federal Deposit Insurance Corporation premiums were $109,000 higher in the second quarter of 2009 compared to the same period of 2008. Additionally, property taxes were $49,000 higher in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 as a result of the payment of taxes on foreclosed properties. Other expenses increased during the second quarter of fiscal 2009 compared to 2008 primarily as a result of a $161,000 provision for the decline in the value of foreclosed properties.

Income Tax Expense.  The Company recorded an income tax expense of $198,000 for the three months ended March 31, 2009.  Net income before income taxes was $674,000 for the three months ended March 31, 2009 compared to net income before taxes of $1.5 million for the three months ended March 31, 2008.

Comparison of Operating Results for the Six Months ended March 31, 2009 and March 31, 2008

Net loss for the six months ended March 31, 2009 was $325,000, or $0.02 per diluted share, compared to net income of $1.9 million, or $0.12 per diluted share, for the six months ended March 31, 2008.  Earnings per share for the prior period have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 19, 2007.  Total revenue for the six months ended March 31, 2009, which consisted of net interest income before the provision for loan losses plus noninterest income, increased $570,000 or 3.6% to $16.5 million compared to $15.9 million for the same period of the prior year.  The Company’s efficiency ratio decreased to 76.3% for the six months ended March 31, 2009, compared to 77.2% for the same period of the prior year.

Net Interest Income.  Net interest income increased $872,000, or 8.1%, to $11.7 million for the six months ended March 31, 2009, from $10.8 million for the six months ended March 31, 2008.  The increase was mainly attributable to a decrease in interest expense.  Lower interest rates as well as lower outstanding borrowings in the current year than in the year ago period were the main drivers in the decrease.

The Company’s net interest margin increased 41 basis points to 3.48% for the six months ended March 31, 2009, from 3.07% for the same period last year.  The improvement in the net interest margin is primarily attributable to the decrease in interest expense between the two periods.

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

	Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(1,419)	$(519)	$(1,938)
Loans held for sale	(3)	14	11
Interest-bearing deposits in other banks	(371)	(359)	(730)
Mortgage-backed securities	(16)	253	237
FHLB stock	(83)	-	(83)
Total net change in income on interest-earning assets	$(1,892)	$(611)	$(2,503)

Interest-bearing liabilities:
Savings deposits	$13	$23	$36
Interest-bearing demand deposits	(65)	-	(65)
Money market accounts	(487)	(27)	(514)
Certificates of deposit	(1,098)	(685)	(1,783)
Total deposits	(1,637)	(689)	(2,326)
FHLB advances	(57)	(992)	(1,049)
Total net change in expense on interest-bearing liabilities	$(1,694)	$(1,681)	$(3,375)
Total increase in net interest income			$872

Interest and Dividend Income.  Total interest and dividend income for the six months ended March 31, 2009 decreased $2.5 million, or 12.1%, to $18.3 million, from $20.8 million for the six months ended March 31, 2008.  The decrease during the period was attributable to both a decrease in the average balance of interest-earning assets of $32.9 million and a drop in yields earned on interest-earning assets of 46 basis points.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Six Months Ended March 31,
	2009		2008		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2008
	(dollars in thousands)

Interest-bearing deposits in other banks	$10,320	0.85%	$41,073	3.77%	$(730)
Mortgage-backed securities	185,085	4.68	171,724	4.76	237
Loans receivable, net	465,072	5.95	481,309	6.55	(1,938)
Loans held for sale	3,191	5.51	2,472	6.24	11
FHLB stock	9,591	(0.69)	9,591	1.04	(83)
Total interest-earning assets	$673,259	5.42%	$706,169	5.88%	$(2,503)

Interest Expense.  Interest expense decreased $3.4 million, or 34.0%, to $6.6 million for the six months ended March 31, 2009 from $9.9 million for the six months ended March 31, 2008.  The average balance of total interest-bearing liabilities decreased $70.9 million, or 13.4%, to $459.9 million for the six months ended March 31, 2009 from $530.7 million for the six months ended March 31, 2008.  Decreases in certificates of deposit and FHLB advances of $32.3 million and $43.8 million respectively were primarily responsible for the decrease in interest bearing liabilities.

The following table details average balances, cost of funds and the change in interest expense:

	Six Months Ended March 31,
	2009		2008		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2008
	(dollars in thousands)

Savings deposits	$28,950	0.78%	$22,691	0.68%	$36
Interest-bearing demand deposits	78,991	0.52	78,284	0.69	(65)
Money market deposits	53,932	1.33	55,749	3.13	(514)
Certificates of deposit	174,574	3.53	206,830	4.70	(1,783)
FHLB advances	123,416	4.53	167,172	4.60	(1,049)
Total interest-bearing liabilities	$459,863	2.85%	$530,726	3.74%	$(3,375)

Provision for Loan Losses.  A provision for loan losses of $4.6 million was recorded as a result of our analysis of the loan portfolio for the six months ended March 31, 2009, compared to a provision for loan losses of $665,000 for the same period of the prior year.

The following table details selected activity associated with the allowance for loan losses:

	At or For the Six Months Ended March 31,
	2009	2008
	(dollars in thousands)
Provision for loan losses	$4,635	$665
Net charge-offs	1,881	347
Allowance for loan losses	7,333	3,307
Allowance for loan losses as a percentage of gross loans receivable	1.64%	0.69%
Nonperforming loans (nonaccrual and 90 days or more past due)	$14,590	$1,852
Allowance for loan losses as a percentage of nonperforming loans	50.26%	178.56%
Nonperforming loans as a percentage of gross loans receivable	3.26	0.39
Loans receivable, net	$439,170	$477,155

Noninterest Income.  Noninterest income decreased $302,000, or 5.9%, to $4.8 million for the six months ended March 31, 2009 from $5.1 million for the six months ended March 31, 2008.  The decrease was primarily attributable to decreases of $334,000 and $199,000 in service fees and charges and loan servicing fees offset by an increase in gain on sale of loans of $250,000.  The decreases in service charges and fees reflect the continuing slowdown in consumer spending and the decrease in loan servicing fees is due to the sale of loan servicing rights completed in the first quarter of fiscal 2009.  The increase in gain on sale of loans is attributed to the historically low rates available on residential mortgages during the first six months of fiscal 2009.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Six Months Ended March 31,		Increase (decrease)
	2009	2008	Amount	Percent
	(dollars in thousands)
Service fees and charges	$4,001	$4,335	$(334)	(7.7)%
Gain on sale of loans	597	347	250	72.1
Increase in cash surrender value of bank owned life insurance	210	208	2	1.0
Loan servicing fees	54	253	(199)	(78.7)
Mortgage servicing rights, net	(31)	(143)	112	78.3
Other	(25)	108	(133)	(123.2)
Total noninterest income	$4,806	$5,108	$(302)	(5.9)%

Noninterest Expense.  Noninterest expense increased $298,000, or 2.4%, to $12.6 million for the six months ended March 31, 2009 from $12.3 million for the six months ended March 31, 2008. Compensation and benefits declined $398,000 or 5.1% from the year ago period.  This reduction is mainly attributable to the absence of accruals in the current year for incentive awards due to the Company’s financial results to date.  The increase in other expense is mainly attributable to costs associated with troubled loans and real estate owned.  The following table provides a detailed analysis of the changes in components of noninterest expense:

	Six Months Ended March 31,		Increase (decrease)
	2009	2008	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$7,354	$7,752	$(398)	(5.1)%
Occupancy and equipment	1,499	1,471	28	1.9
Data processing	1,119	1,053	66	6.3
Advertising	445	546	(101)	(18.5)
Insurance and taxes	461	225	236	104.9
Other	1,727	1,260	467	37.1
Total noninterest expense	$12,605	$12,307	$298	2.4%

Income Tax Expense (Benefit).  The Company recorded an income tax benefit of 404,000 for the six months ended March 31, 2009.  Net loss before income taxes was $729,000 for the six months ended March 31, 2009 compared to net income of $3.0 million for the six months ended March 31, 2008.

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

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and FHLB advances.  These sources of funds are used to make loans, acquire investment securities and other assets, and fund continuing operations.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.  Management believes the Company’s current liquidity position and anticipated operating results are sufficient to fund the Bank’s known existing commitments and activity levels.

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

At March 31, 2009, certificates of deposit were $171.5 million, or 45.5% of total deposits, including $123.3 million that are scheduled to mature by March 31, 2009.  Historically, the Bank has been able to retain a significant amount of deposits as they mature. However, recent disruptions in the credit markets have resulted in a highly price-competitive market for certificates of deposit. These rates currently exceed alternative costs of borrowings and are high compared to historical spreads to U.S. Treasury note rates. Additionally, since loan demand continues to slow, management has been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in some deposit runoff as customers are moving their maturing balances to competitors at a higher pace than the Bank has historically experienced.

At March 31, 2009, the Bank maintained a line of credit with the FHLB of Seattle equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  At March 31, 2009, the Bank was in compliance with the collateral requirements and $160.1 million of the line of credit was available. The Bank is highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs.  The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet our growth plans or to meet short and long-term liquidity demands.  However, the Company’s mortgage backed securities are marketable and could be sold to obtain cash to meet liquidity demands should access to FHLB funding be impaired. Additionally, the Bank could access funding from the Discount Window at the Federal Reserve Bank of San Francisco or through the origination of out of market brokered deposits.

During the second quarter of fiscal year 2009, the Bank was notified by a correspondent bank that the Bank’s $10.0 million unsecured federal funds purchased line was suspended due to the increase in the Bank’s nonperforming assets. This line was available on a secured-borrowing basis at March 31, 2009. The Bank had no balances drawn on the line of credit and management does not believe this has a material impact on the Bank’s liquidity position or on the ability of management to execute the Company’s strategic growth plan.

Off-Balance Sheet Arrangements.  The Bank is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of the Bank’s customers.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2009:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$12,780
Adjustable rate	127
Undisbursed balance of loans closed	9,676
Unused lines of credit	36,192
Commercial letters of credit	346
Total	$59,121

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Bank’s total regulatory capital was $141.2 million at March 31, 2009, or 21.5%, of total assets on that date. As of March 31, 2009, the Bank exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at March 31, 2009 were as follows: Tier 1 capital 21.5%; Tier 1 (core) risk-based capital 31.6%; and total risk-based capital 32.9%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

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

Management employs various strategies to manage the Company’s interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At March 31, 2009, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments.  Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2008 Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing.  The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A.  Risk Factors

Economic conditions in the Treasure Valley continue to weaken and declines in housing prices and real estate values may result in additional loan losses.

The United States, including our primary banking market, has experienced weakening economic conditions and declines in housing prices and real estate values in general. Our loan portfolio contains significant amounts of loans secured by residential and commercial real estate.  We have experienced increases in non-performing assets, net charge-offs and provisions for credit losses as a result of continuing deterioration of the housing markets, increasing financial stress on consumers and weakening economic conditions.  We expect continued economic weakness for most of calendar years 2009 and 2010.  This environment could lead to increased levels of non-performing assets, net charge-offs and provision for credit losses compared to previous periods.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table shows the total number of shares repurchased during the quarter.

Issuer Purchases of Equity Securities
Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2009	-	$-	-	867,970
February 1 – February 28, 2009	842,404	9.08	842,404	25,566
March 1 – March 31, 2009	25,566	7.73	867,970	-

All purchases of shares during the quarter related to the 5% stock repurchase program announced December 23, 2008.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of the Shareholders (“the Annual Meeting”) was held on January 16, 2009. The following matters were submitted to a vote of the shareholders of the Company at the Annual Meeting and received the required vote for election or approval as follows:

Proposal 1.  Election of Directors

Shareholders elected the following Directors:

Nominee	For	Withheld
Daniel L. Stevens	15,763,088	521,870
Richard J. Navarro	15,821,404	463,554
Brad J. Little	15,832,618	452,340

Each of the following directors who were not up for re-election at the annual meeting of stockholders will continue in office:  James R. Stamey, Robert A. Tinstman, Len E. Williams, and N. Charles Hedemark.

Proposal 2. Ratifying the appointment of independent auditor

Shareholders ratified the appointment of Moss Adams LLP as the Company’s independent registered public accounting firm for the year ending September 30, 2009, by the following vote:

For	Against	Abstaining
16,187,423	93,110	4,425

Proposal 3. Adoption of the Company’s 2008 Equity Incentive Plan

Shareholders approved the adoption of the Company’s 2008 Equity Incentive Plan by the following vote:

For	Against	Abstaining	Broker non-vote
10,136,858	3,781,474	144,354	2,222,272

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

2.1	Plan of Conversion and Reorganization (1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (2)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams*
10.2	Amended Severance Agreement with Eric S. Nadeau*
10.3	Amended Severance Agreement with Steven D. Emerson*
10.4	Amended Severance Agreement with Steven K. Eyre*
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (3)
10.6	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.8
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (2)

10.9	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (2)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Len E. Williams*
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Eric S. Nadeau*
10.12	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Steven D. Emerson*

10.13	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Steven K. Eyre*
10.14	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (4)
10.15	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (4)
10.15	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (5)
10.16	Transition Agreement with Daniel L. Stevens (6)
10.17	2008 Equity Incentive Plan (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
___________
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 11, 2007
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-146289)
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)

*      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Home Federal Bancorp, Inc.

Date: May 8, 2009	/s/ Len E. Williams
Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	/s/ Eric S. Nadeau
Eric S. Nadeau
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams
10.2	Amended Severance Agreement with Eric S. Nadeau
10.3	Amended Severance Agreement with Steven D. Emerson
10.4	Amended Severance Agreement with Steven K. Eyre
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Len E. Williams
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Eric S. Nadeau
10.12	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Steven D. Emerson
10.13	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Steven K. Eyre
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 8, 2009	/s/ Len E. Williams
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 8, 2009	/s/ Eric S. Nadeau
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

Dated: May 8, 2009