Form 10-Q
period 2009-06-30
Home Federal Bancorp, Inc.
filed 2009-08-07
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33795

HOME FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	68-0666697
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

500 12thAvenue South, Nampa, Idaho	83651
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(208) 466-4634

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 16,698,168 shares outstanding as of August 5, 2009.

HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1  - FINANCIAL INFORMATION

Item 1 -	Financial Statements

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	June 30, 2009	September 30, 2008

ASSETS
Cash and amounts due from depository institutions	$26,778	$23,270
Certificate of deposit in correspondent bank	-	5,000
Mortgage-backed securities available for sale, at fair value	169,716	188,787
Loans receivable, net of allowance for loan losses of $8,266
and $4,579	418,198	459,813
Loans held for sale	5,064	2,831
Accrued interest receivable	2,209	2,681
Property and equipment, net	17,057	15,246
Mortgage servicing rights, net	-	1,707
Bank owned life insurance	11,906	11,590
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	9,591	9,591
Real estate and other property owned	8,614	650
Deferred tax asset	1,853	1,770
Other assets	1,757	2,134
TOTAL ASSETS	$672,743	$725,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts:
Noninterest-bearing demand deposits	$39,931	$41,398
Interest-bearing demand deposits	131,202	127,714
Savings deposits	35,880	26,409
Certificates of deposit	168,983	177,404
Total deposit accounts	375,996	372,925
Advances by borrowers for taxes and insurance	589	1,386
Interest payable	370	552
Deferred compensation	5,219	5,191
FHLB advances and other borrowings	88,891	136,972
Other liabilities	3,030	2,857
Total liabilities	474,095	519,883

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized;
Issued and outstanding, none	-	-
Common stock, $.01 par value; 90,000,000 authorized;
Issued and outstanding:	167	174
June 30, 2009 – 17,445,311 issued, 16,698,168 outstanding
Sept. 30, 2008 – 17,412,449 issued, 17,374,161 outstanding
Additional paid-in capital	150,391	157,205
Retained earnings	55,643	59,813
Unearned shares issued to employee stock ownership plan (“ESOP”)	(9,926)	(10,605)
Accumulated other comprehensive income (loss)	2,373	(1,400)
Total stockholders’ equity	198,648	205,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$672,743	$725,070

See accompanying notes.
1

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data) (Unaudited)	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income:
Loan interest	$6,418	$7,544	$20,337	$23,390
Mortgage-backed security interest	1,983	2,372	6,311	6,463
Other interest and dividends	9	177	20	1,001
Total interest and dividend income	8,410	10,093	26,668	30,854
Interest expense:
Deposits	1,629	2,429	5,389	8,515
FHLB advances and other borrowings	1,068	1,752	3,861	5,594
Total interest expense	2,697	4,181	9,250	14,109
Net interest income	5,713	5,912	17,418	16,745
Provision for loan losses	3,450	652	8,085	1,317
Net interest income after provision for loan losses	2,263	5,260	9,333	15,428
Noninterest income:
Service charges and fees	2,008	2,396	6,009	6,731
Gain on sale of loans	416	213	1,013	560
Increase in cash surrender value of bank owned life insurance	107	106	317	314
Loan servicing fees	-	116	54	369
Mortgage servicing rights, net	-	(63)	(31)	(206)
Other	80	(33)	55	75
Total noninterest income	2,611	2,735	7,417	7,843
Noninterest expense:
Compensation and benefits	3,594	3,840	10,948	11,592
Occupancy and equipment	804	771	2,303	2,242
Data processing	654	615	1,773	1,668
Advertising	211	241	656	786
Postage and supplies	126	147	409	468
Professional services	236	130	870	533
Insurance and taxes	783	158	1,244	383
Other	606	272	1,416	809
Total noninterest expense	7,014	6,174	19,619	18,481
Income (loss) before income taxes	(2,140)	1,821	(2,869)	4,790
Income tax expense (benefit)	(894)	702	(1,298)	1,779
NET INCOME (LOSS)	$(1,246)	$1,119	$(1,571)	$3,011

Earnings (loss) per share:
Basic	$(0.08)	$0.07	$(0.10)	$0.19	(1)
Diluted	(0.08)	0.07	(0.10)	0.19	(1)
Weighted average number of shares outstanding:
Basic	15,352,714	16,007,599	15,742,102	16,237,911	(1)
Diluted	15,352,714	16,043,435	15,742,102	16,255,548	(1)

Dividends declared per share:	$0.055	$0.055	$0.165	$0.158	(1)

(1) Earnings (loss) per share, average shares outstanding, and dividends per share have been adjusted to reflect the impact of the second-step conversion and reorganization of Home Federal Bancorp, Inc., which occurred on December 19, 2007.

See accompanying notes.
2

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data) (Unaudited)
	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to Employee Stock Ownership	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Total
Balance at Sept. 30, 2007	15,232,243	$152	$59,613	$58,795	$(3,698)	$(2,225)	$112,637
Second Step Conversion(1)	2,073,619	21	95,938		(8,160)		87,799
Dissolution of Mutual Holding Company			50				50
Restricted stock issued, net of forfeitures	13,502						-
ESOP shares committed to be released			(23)		1,253		1,230
Exercise of stock options	54,797	1	605				606
Share-based compensation			1,022				1,022
Dividends paid ($0.213 per share) (2) (3)				(2,987)			(2,987)
Comprehensive income:
Net income				4,005			4,005
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						825	825
Comprehensive income							4,830
Balance at Sept. 30, 2008	17,374,161	174	157,205	59,813	(10,605)	(1,400)	205,187
Restricted stock issued, net of forfeitures	159,115	2	(2)				-
ESOP shares committed to be released			12		679		691
Exercise of stock options	32,862		353				353
Share-based compensation			730				730
Treasury shares purchased	(867,970)	(9)	(7,886)				(7,895)
Dividends paid ($0.165 per share)				(2,599)			(2,599)
Tax adjustment			(21)				(21)
Comprehensive income:
Net loss				(1,571)			(1,571)
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						3,804	3,804
Adjustment for realized gains, net of taxes of $20						(31)	(31)
Comprehensive income							2,202
Balance at June 30, 2009	16,698,168	$167	$150,391	$55,643	$(9,926)	$2,373	$198,648

(1)
The total effect on equity accounts from the second-step conversion has changed from the December 31, 2007 reported numbers due to adjustments such as the effect of fractional shares and payment of additional expenses related to the second-step conversion.

(2)	Home Federal MHC waived its receipt of dividends on the 8,979,246 shares that it owned.
(3)	Dividends per share have been adjusted to reflect the impact of the second-step conversion of Home Federal Bancorp, Inc., which occurred on December 19, 2007.

See accompanying notes.
3

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Nine Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,571)	$3,011
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,294	1,247
Net amortization (accretion) of premiums and discounts on investments	9	(18)
Loss on sale of fixed assets and repossessed assets	82	119
Gain on sale of securities available for sale	(51)	-
ESOP shares committed to be released	691	423
Equity compensation expense	730	779
Provision for loan losses	8,085	1,317
Valuation allowance on other real estate owned	552	-
Accrued deferred compensation expense, net	28	513
Net deferred loan fees	(77)	54
Deferred income tax benefit	(2,598)	(598)
Net gain on sale of loans	(1,013)	(560)
Proceeds from sale of loans held for sale	56,151	38,579
Originations of loans held for sale	(57,371)	(37,193)
Net decrease in value of mortgage servicing rights	31	207
Loss on sale of mortgage servicing rights	74
Net increase in value of bank owned life insurance	(316)	(314)
Change in assets and liabilities:
Interest receivable	472	5
Other assets	368	158
Interest payable	(182)	(151)
Other liabilities	154	(903)
Net cash provided by operating activities	5,542	6,675
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of mortgage-backed securities available for sale	26,931	23,976
Proceeds from sales of mortgage-backed securities available for sale	1,203	-
Purchases of mortgage-backed securities available for sale	(2,734)	(56,257)
Maturity of (Investment in) certificate of deposit	5,000	(5,000)
Sale of mortgage servicing rights	1,602	-
Purchases of property and equipment	(3,088)	(3,218)
Net decrease in loans	23,910	9,720
Proceeds from sale of fixed assets and repossessed assets	1,090	501
Net cash provided (used) by investing activities	53,914	(30,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	3,071	(22,267)
Net decrease in advances by borrowers for taxes and insurance	(797)	(948)
Proceeds from FHLB advances	18,000	59,715
Repayment of FHLB advances	(67,582)	(94,863)
Proceeds from other borrowings	1,501	-
Net proceeds from stock issuance and exchange pursuant to second step conversion	-	88,336
Proceeds from exercise of stock options	353	328
Repurchases of common stock	(7,895)	-
Dividends paid	(2,599)	(2,099)
Net cash (used) provided by financing activities	(55,948)	28,202
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,508	4,599
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,270	20,588
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,778	$25,187

(Continued)

See accompanying notes.
4

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Nine Months Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,433	$14,259
Income taxes	2,545	2,610

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$9,682	$1,137
Fair value adjustment to securities available for sale, net of taxes	3,804	117

See accompanying notes.
5

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”).  The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and are unaudited.  In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 6, 2009, the date the financial statements were available to be issued. All significant intercompany transactions and balances have been eliminated.  In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and nine month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Note 2 - Critical Accounting Estimates and Related Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements, and thus actual results could differ from the amounts reported and disclosed herein.  The Company considers the allowance for loan losses, deferred income taxes and valuation of real estate owned to be critical accounting estimates.

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

Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lesser of the outstanding loan balance or the fair value at the date of foreclosure minus estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The valuation allowance is established based on our historical realization of losses and adjusted for current market trends.

Note 3 - Earnings (Loss) Per Share

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

The following table presents the computation of basic and diluted EPS for the periods indicated:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Basic EPS:
Net income (loss)	$(1,246)	$1,119	$(1,571)	$3,011
Weighted-average common shares outstanding	15,352,714	16,007,599	15,742,102	16,237,911
Basic EPS	$(0.08)	$0.07	$(0.10)	$0.19

Diluted EPS:
Net income (loss)	$(1,246)	$1,119	$(1,571)	$3,011
Weighted-average common shares outstanding	15,352,714	16,007,599	15,742,102	16,237,911
Net effect of dilutive stock options	-	2,986	-	-
Net effect of dilutive restricted stock	-	32,850	-	17,637
Weighted-average common shares outstanding and common stock equivalents	15,352,714	16,043,435	15,742,102	16,255,548
Diluted EPS	$(0.08)	$0.07	$(0.10)	$0.19

For the nine months ended June 30, 2008, earnings (loss) per share and average shares outstanding have been adjusted to reflect the impact of the second-step conversion and reorganization of Home Federal Bancorp, Inc., which occurred on December 19, 2007.

Note 4 - Mortgage-Backed Securities

Mortgage-backed securities available for sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2009
Issued by U.S. Government sponsored enterprises	$162,472	$4,275	$-	$166,747
Other	3,290	-	(321)	2,969
Total	$165,762	$4,275	$(321)	$169,716

September 30, 2008
Issued by U.S. Government sponsored enterprises	$187,730	$669	$(2,669)	$185,730
Other	3,390	-	(333)	3,057
Total	$191,120	$669	$(3,002)	$188,787

The fair value of impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2009 were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Mortgage-backed
securities, available
for sale	$ -	$ -	$2,969	$(321)	$2,969	$(321)

Management has evaluated these securities and has determined that the decline in fair value is not other than temporary.  These securities have contractual maturity dates and, at June 30, 2009, management believes it is reasonably probable that principal and interest balances on these securities will be collected based on the performance, underwriting, credit support and vintage of the loans underlying the securities. However, continued deteriorating economic conditions may result in degradation in the performance of the loans underlying these securities in the future. The Company has the ability and intent to hold these securities for a reasonable period of time for a forecasted recovery of the amortized cost.

As of June 30, 2009, the Bank had pledged mortgage-backed securities with an amortized cost of $70.3 million and a fair value of $72.1 million as collateral for FHLB advances.  Mortgage-backed securities with an amortized cost of $3.4 million and a fair value of $3.5 million at June 30, 2009, were pledged as collateral for a commercial repurchase agreement.  Mortgage-backed securities with an amortized cost of $4.8 million and a fair value of $5.0 million at June 30, 2009, were pledged to the Federal Reserve Bank as collateral for treasury tax and loan funds held by the Bank and for borrowings from the discount window.  As of June 30, 2009, and September 30, 2008, there was no balance owed by the Bank through the Federal Reserve Bank discount window.

Note 5 - Loans Receivable

Loans receivable are summarized as follows:

	June 30, 2009		September 30, 2008
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Real Estate:
One- to four-family residential	$176,038	41.21%	$210,302	45.22%
Multi-family residential	10,092	2.36	8,477	1.82
Commercial	154,209	36.10	151,733	32.62
Total real estate	340,339	79.67	370,512	79.66

Real Estate Construction:
One- to four-family residential	9,710	2.27	13,448	2.89
Multi-family residential	-	-	920	0.20
Commercial and land development	21,349	5.00	18,674	4.01
Total real estate construction	31,059	7.27	33,042	7.10

Consumer:
Home equity	48,404	11.33	52,954	11.38
Automobile	1,353	0.32	1,903	0.41
Other consumer	1,217	0.29	1,370	0.29
Total consumer	50,974	11.94	56,227	12.08

Commercial business	4,803	1.12	5,385	1.16
	427,175	100.00%	465,166	100.00%

Premium on purchased loans	184		199
Deferred loan fees	(895)		(973)
Allowance for loan losses	(8,266)		(4,579)
Loans receivable, net	$418,198		$459,813

Note 6 – Allowance for Loan Losses

Activity in the allowance for loan losses for the three and nine month periods ended June 30, 2009 and 2008, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Beginning balance	$7,333	$3,307	$4,579	$2,988
Provision for loan losses	3,450	652	8,085	1,317
Losses on loans charged-off	(2,616)	(168)	(4,524)	(528)
Recoveries on loans charged-off	99	10	126	24
Ending balance	$8,266	$3,801	$8,266	$3,801

Note 7 – Fair Value Measurement

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

•	Level 3 – Instruments whose significant value drivers are unobservable.

The following table summarized the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2009:

	June 30, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)

Securities available for sale	$169,716	-	$169,716	-

Additionally, certain assets are measured at fair value on a non-recurring basis.  These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.  The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at June 30, 2009:

	June 30, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$7,424	-	-	$7,424
Real estate owned	8,614	-	-	8,614

Impaired loans, which are measured for impairment using the fair value of the collateral at June 30, 2009, had a carrying amount of $9.9 million, net of valuation allowances totaling $2.4 million, resulting in an additional provision for loan losses of $1.6 million during the third quarter of fiscal 2009.

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

Impaired loans:  A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent.  Impaired loans that are collateral dependent are included in the table above.

Real estate owned: Fair value for real estate owned is determined by obtaining appraisals on the properties. The fair value under such appraisals is determined by using an income, cost or comparable sales valuation technique. The fair value is then reduced by management’s estimate for the direct costs expected to be incurred in order to sell the property. Holding costs or maintenance expenses are recorded as period costs when occurred and are not included in the fair value estimate

Note 8 – Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009
	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$26,778	$26,778
Mortgage-backed securities available for sale	169,716	169,716
Loans held for sale	5,064	5,064
Loans receivable, gross	427,359	443,895
FHLB stock	9,591	9,591

Financial Liabilities:
Demand and savings deposits	207,013	207,013
Certificates of deposit	168,983	171,079
FHLB advances and other borrowings	88,891	94,972

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

Loans receivable:
Fair values for loans are estimated using a discounted cash flow analysis, utilizing interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for loans that are classified as substandard or doubtful under the Bank’s asset classification guidelines are estimated using a similar methodology as that employed in computing the appropriate loan loss reserve for classified loans.  Fair value of impaired loans is discussed in Note 7.

FHLB stock:
The carrying value of FHLB stock approximates fair value based on the respective redemption provisions.

Deposits:
The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounted cash flow analysis using the rates currently offered for deposits of similar remaining maturities.

FHLB advances and other borrowings:

The fair value of the borrowings is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made.

Off-balance-sheet instruments:
Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at June 30, 2009 were insignificant.

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

These forward-looking statements are subject to significant risks and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements as a result of, among others, the following factors:

•	general economic conditions, including real estate values, either nationally or in the Company’s market area continue to decline;
•	changes in the interest rate environment that reduce the Company’s interest margins or reduce the fair value of financial instruments;
•	the credit risk of lending activities, including risks related to construction and land development lending and commercial and small business banking;
•	changes in the level and trend of loan delinquencies and write-offs;
•	results of examinations by banking regulators;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to successfully manage our growth;
•	legislative or regulatory changes that adversely affect the Company’s business, including restrictions or limitations on permissible lending activities for thrifts and savings banks;
•	our ability to integrate the operations from any acquisition we may make;
•	adverse changes in the securities markets; and
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board.

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

The following items summarize the key factors affecting performance of the Company and the key strategic initiatives undertaken by management during the Company’s third quarter of fiscal year 2009:

■
Economic conditions in the Treasure Valley continued to deteriorate as a result of rising unemployment, bankruptcies and foreclosures and declining real estate values, which resulted in rising levels of nonperforming assets and the need for an additional provision for loan losses;

■	The Company’s total assets declined and maturing borrowings were repaid with excess cash;
■	Total loans declined reflecting a decrease in lending opportunities to good credit customers in Southwestern Idaho and management’s strategy to reduce 1-4 family residential loan exposure;
■	Core deposits increased and certificates of deposit decreased as management continued to focus on low-cost relationship accounts;
■	The Bank launched a new checking account product that is expected to increase core deposit balances and generate interchange income;
■	While nonperforming loans increased during the quarter, loans delinquent less than 90 days declined compared to March 31, 2009;

■	Deteriorating asset quality and foreclosed asset valuations resulted in increased operating expenses through additional valuation allowances and maintenance and property tax expense;,
■	The Bank accrued $250,000 related to a special assessment levied by the Federal Deposit Insurance Corporation (“FDIC”) to be paid in September 2009; and
■	The Bank maintained its strong capital position with a total risk-based capital ratio of 33.6% at
June 30, 2009.

The current economic and interest rate environments continue to challenge management’s growth plans. Total assets declined during the third quarter of fiscal year 2009 as a lack of demand for loans, or more importantly a diminished supply of creditworthy lending opportunities, and residential loan refinancing, limited the Company’s ability to increase outstanding loan balances.  Alternative investments are also unattractive as investment securities offer very low yields within management’s credit and interest rate risk tolerances. As competitor financial institutions continue to struggle with liquidity, some are offering deposit rates that exceed the Company’s wholesale borrowing costs. Therefore, certificate of deposit balances have declined as some customers chose to move their maturing certificate of deposit balances to competitors in search of higher returns.

Consistent with its business strategy, the Company reduced fixed-term borrowing balances with the Federal Home Loan Bank of Seattle (“FHLB”) and management of the Bank continued to focus on growing core deposits, defined as non-maturity deposits such as checking, savings and money market accounts, which management believes will increase the franchise value of the Company and improve profitability by reducing interest rate sensitivity and high-cost borrowing balances. Core deposit relationships should also increase revenue through service and interchange fee income. In response to recent declines in nonsufficient fund and interchange income and to execute the strategy of increasing core deposit balances, the Bank launched a new checking account, the “Ultimate Checking Account,” during the third quarter of fiscal 2009. Management believes this will result in higher checking account balances and provide an incentive for customers to use their check cards more frequently, which should result in higher interchange income.

While balances on loans delinquent less than 90 days declined at June 30, 2009, compared to March 31, 2009, nonperforming assets increased during the third quarter of fiscal 2009. Commercial real estate loans are now being pressured as property vacancies continue to climb in the Treasure Valley and the slowdown in consumer spending is causing many independent and national retailers to close stores or reduce inventory. The Bank’s Credit Administration Department is also spending considerable time reviewing home equity lines of credit and, in some cases, suspending lines at their current balances in order to mitigate future loan losses.

Micron Technology, Inc., one of the larger employers headquartered in our market area, recently announced a plan to eliminate 2,000 jobs in the Treasure Valley during calendar 2009. The unemployment rate in the Treasure Valley has increased significantly over the last 12 months as total employment in the Boise-Nampa metropolitan statistical area fell 7.3% in June 2009 to 255,000 nonfarm employees from 275,000 in June 2008.

Nonetheless, management is optimistic about the long-term outlook for the Company as capital levels remain very high compared to peers and the level of liquidity in the balance sheet provides flexibility to execute several strategies to weather this economic recession.

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

The Company’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectibility of an individually reviewed loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration losses that are inherent within the portfolio but have not been identified. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Adjustments are made to historical loss percentages to reflect current economic and internal environmental factors, such as changes in underwriting standards and management turnover, which may increase or decrease those loss factors. As a result of the imprecision in calculating inherent and potential losses, a range is added to the general allowance to estimate an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other qualitative factors that may alter historical loss experience. Additionally, future events may evidence additional losses that were unknown at the time management estimated the allowance, which may require an increase in the allowance for loan losses in future periods.

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

Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lesser of the outstanding loan balance or the fair value at the date of foreclosure minus estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The valuation allowance is established based on our historical realization of losses and adjusted for current market trends.

Comparison of Financial Condition at June 30, 2009 and September 30, 2008

For the nine months ended June 30, 2009, total assets decreased $52.3 million.  The changes in total assets were primarily concentrated in the following asset categories:

			Increase/(Decrease)

	Balance at June 30, 2009	Balance at September 30, 2008	Amount	Percent
	(dollars in thousands)
Mortgage-backed securities, at fair value	$169,716	$188,787	$(19,071)	(10.1)%
Loans receivable, net	418,198	459,813	(41,615)	(9.1)
Real estate and other property owned	8,614	650	7,964	1,225

Cash. Cash and amounts due from depository institutions increased $3.5 million to $26.8 million at June 30, 2009, from $23.3 million at September 30, 2008.  The increase was primarily attributable to principal repayments on one- to four-family residential mortgages and mortgage backed securities offset by maturing borrowings from the Federal Home Loan Bank of Seattle (the “FHLB”). Management has been maintaining higher than optimal levels of cash to provide liquidity in the event of material degradation in the economy and flexibility for strategic initiatives. Additionally, $9.3 million of FHLB borrowings with an average rate of 5.00% are scheduled to mature in September 2009, which will be repaid with excess cash if alternative, more profitable, investments are not available at that time.

Securities. Mortgage-backed securities decreased $19.1 million to $169.7 million at June 30, 2009, from $188.8 million at September 30, 2008.  The decrease was the net of principal repayments and the increase in the value of the mortgage backed securities portfolio during the nine months ended June 30, 2009.  At June 30, 2009, the unrealized gain on the portfolio was $4.0 million compared to an unrealized loss of $2.3 million at September 30, 2008.  Principal reduction totaled $25.4 million for the nine months ended June 30, 2009 and is occurring at an accelerating rate due to the historically-low rates available on residential mortgages, which is increasing refinancing activity.

Nearly all of the Company’s mortgage-backed securities are issued by U.S. Government sponsored enterprises, primarily Fannie Mae and Freddie Mac.  While the U.S. Government has affirmed its support for government sponsored enterprises and the mortgage-backed securities they issued, significant deterioration in the financial strength of Fannie Mae, Freddie Mac or mortgage-backed security insurers may have a material effect on the valuation and performance of the Company’s mortgage-backed securities portfolio in future periods.

Non-agency, also referred to as “private label,” mortgage-backed securities had a fair value of $3.0 million at June 30, 2009, compared to their amortized cost of $3.3 million. The securities carried a rating of ‘AAA’ by Moody’s and Standard & Poor’s at that date. However, one of theses securities was downgraded by Moody’s in July 2009 from AAA to A1. Management has reviewed the delinquency status, credit support and collateral coverage of the loans pooled in the private label securities portfolio and has concluded the securities were not other than temporarily impaired at June 30, 2009, or after the ratings downgrade in July 2009. However, continued deterioration in the economy and rapid increases in unemployment may result in a change in the performance expectation for these securities in the future, which may negatively impact the Company’s earnings. At June 30, 2009, the Company did not own collateralized debt obligations or trust preferred securities.

FHLB Stock. At June 30, 2009, the Bank held $9.6 million of common stock in the FHLB. This security is reported at par value, which represents the Bank’s cost. The FHLB recently announced that it would report a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator. As a result, the FHLB has stopped paying a dividend and stated that it would suspend the repurchase and redemption of outstanding common stock until its retained earnings deficiency was reclaimed.

The FHLB has communicated to the Company that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market and credit risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that they have enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Company has not recorded an "other than temporary impairment" on its investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities, or the requirement that the Bank contribute additional funds to recapitalize the FHLB, or reduce the Bank’s ability to borrow funds from the FHLB, which would impair the Bank’s ability to meet liquidity demands.

Loans. Net loans receivable decreased $41.6 million to $418.2 million at June 30, 2009, from $459.8 million at September 30, 2008.  One- to four-family residential mortgage loans decreased $34.3 million as mortgage rates remained at historically low levels through the third quarter of fiscal 2009, which led to significantly higher levels of mortgage loan refinancing. Additionally, the Bank originates conventional one- to four-family residential loans for sale in the secondary market. As a result, the residential loan portfolio will likely continue to decline as new loans are not added to the portfolio. Consumer loans decreased $5.3 million to $51.0 million as of June 30, 2009.  Commercial real estate, multifamily and acquisition and development loans increased $1.5 million to $200.2 million at June 30, 2009 from $198.6 million at September 30, 2008.  The Company plans to continue its emphasis on commercial and small business banking products.

Asset Quality. Net charge-offs totaled $2.5 million during the quarter ended June 30, 2009. Loans delinquent 30 to 89 days totaled $3.8 million at June 30, 2009, compared to $11.6 million at March 31, 2009, and $6.5 million at September 30, 2008. The following table summarizes loans delinquent 30 to 89 days:

	June 30,	March 31,	September 30,
	2009	2009	2008
	(in thousands)
Land acquisition and development	$623	$133	$1,150
One- to four-family construction	245	760	241
Commercial real estate	1,357	5,313	3,094
One- to four-family residential	1,300	5,242	1,836
Other	256	193	190
Total loans delinquent 30 to 89 days	$3,781	$11,641	$6,511

Nonperforming assets, which includes all loans on nonaccrual status, impaired loans and real estate owned, totaled $25.1 million at June 30, 2009, compared to $19.1 million at March 31, 2009, and $10.6 million at September 30, 2008. The allowance for loan losses was $8.3 million, or 1.93%, of gross loans at June 30, 2009, compared to $7.3 million, or 1.64% of gross loans at March 31, 2009, and $4.6 million, or 0.98% of gross loans at September 30, 2008.

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

The delinquency table above includes $1.5 million, $1.2 million, and $5.1 million of loans that were placed on nonaccrual status at June 30, 2009, March 31, 2009 and September 30, 2008, respectively, which are also included in the table below that summarizes total nonperforming loans (including nonaccrual and impaired loans) and real estate owned:

	June 30, 2009		March 31, 2009		September 30, 2008
	(in thousands)
	Balance	Loss Reserve	Balance	Loss Reserve	Balance	Loss Reserve
Land acquisition and development	$3,734	$1,352	$5,266	$1,029	$3,975	$916
One- to four-family construction	3,478	390	2,307	286	4,239	596
Commercial real estate	4,000	256	3,074	220	-	-
One- to four-family residential	5,169	816	3,943	441	1,701	219
Other	81	6	-	-	30	2
Total nonperforming and impaired loans	$16,462	2,820	$14,590	1,976	$9,945	1,733
General loss reserve		5,446		5,357		2,846
Total allowance for loan losses		$8,266		$7,333		$4,579

Real estate owned, net	$8,614		$4,478		$650

Total nonperforming assets	$25,076		$19,068		$10,595

Troubled debt restructurings that are not included in the delinquency or nonperforming asset tables above totaled $1.1 million and $654,000 and $812,000 at June 30, 2009, March 31, 2009 and September 30, 2008, respectively.

Real estate owned increased $4.1 million during the third quarter of fiscal 2009 to $8.6 million at June 30, 2009, and was comprised of $4.3 million of land development and speculative one- to four-family construction projects, $3.9 million of commercial real estate and $383,000 of one- to four-family residential properties.

Nearly all of the Company’s loans are secured by collateral located in the Treasure Valley or southern Idaho. The Bank’s commercial real estate and construction and land development loans are secured by properties in the following locations in Idaho: approximately 61% and 19% Ada and Canyon counties, respectively, approximately 6% in eastern Idaho, 5% in Valley County, and 3% in the Twin Falls and Ketchum areas.

In 2005, the Bank purchased approximately $38.8 million of residential real estate loans from Countrywide Financial, now Bank of America, who continues to service the loans. Balances on the portfolio totaled $22.4 million at June 30, 2009. Approximately 92% of the portfolio balance is secured by properties outside of the state of Idaho and delinquencies and foreclosures are rising quickly in that portfolio. At June 30, 2009, this portfolio had $3.1 million of nonperforming loans that are reported in the table above. The total reserve allocated to loans in this loan portfolio was $1.1 million at June 30, 2009, or 5% of the balance of loans outstanding on that date.

At June 30, 2009, nearly all of the Company’s home equity lines of credit (“HELOC”) were directly originated through the Bank’s branch network. However, approximately $924,000 of HELOCs, or 3% of the HELOC portfolio at June 30, 2009, were referred to the Bank through broker relationships. While nearly all of these loans are secured by properties in southern Idaho, management ceased indirect origination of HELOCs in fiscal 2008.

The Treasure Valley economy continues to deteriorate as unemployment rose quickly from 4.80% in September 2008 to an estimated 10.1% in June 2009. New home and commercial real estate construction has nearly come to a standstill as excess inventory in the residential and commercial real estate markets continues to reduce property values. The pending closure of retail locations as a result of reduced consumer spending will exacerbate this problem.

Management believes the Treasure Valley is at the beginning of a downturn in the commercial real estate market. As a result of this uncertainty, management recorded a significant provision for loan losses during the nine months ended June 30, 2009, in order to increase the general reserve component of the allowance for loan losses. While the $2.4 million provision for loan losses for the full fiscal year of 2008 and the $8.1 million provision recorded for the first nine months of fiscal 2009 exceeds the level of net charge-offs during those periods, management believes such an increase in the allowance for loan losses is prudent and appropriate and that the allowance for loan losses reflects management’s best estimate of probable, known and estimable losses inherent in the loan portfolio at June 30, 2009. However, additional information may later come to management’s attention, evidencing losses in excess of the amounts estimated, which may negatively affect earnings in the future.

Deposits.  Deposits increased $3.1 million, or 0.8%, to $376.0 million at June 30, 2009, from $372.9 million at September 30, 2008, primarily as a result of savings accounts.  Savings account balances have been steadily increasing throughout fiscal 2009.  The decrease in certificates of deposit was due to choosing not to match rates offered by local competitors that in many cases exceeded the Bank’s cost of alternative funding sources. The Bank had no brokered deposits at June 30, 2009, or September 30, 2008.

The following table details the composition of the deposit portfolio and changes in deposit balances:

			Increase (decrease)

	Balance at June 30, 2009	Balance at September 30, 2008	Amount	Percent
	(dollars in thousands)

Noninterest-bearing demand deposits	$39,931	$41,398	$(1,467)	(3.5)%
Interest-bearing demand deposits	131,202	127,714	3,488	2.7
Savings deposits	35,880	26,409	9,471	35.9
Certificates of deposit	168,983	177,404	(8,421)	(4.7)
Total deposit accounts	$375,996	$372,925	$3,071	0.8%

Approximately 74% of the certificates of deposit portfolio at June 30, 2009, is scheduled to mature within 12 months. While this presents an opportunity to reduce the cost of interest bearing deposits in the current low interest rate environment, the significant level of maturities of certificates also places a burden on the Company’s liquidity if management is unable to retain the maturing balances.

Borrowings.  FHLB advances decreased $48.1 million, or 35.1%, to $88.9 million at June 30, 2009, from $137.0 million at September 30, 2008.  Excess cash and principal payment proceeds from mortgage-backed securities and residential loan portfolios were used to repay FHLB advances as they matured.  The Bank uses FHLB advances as an alternative funding source to deposits, manage funding costs, reduce interest rate risk, and, from time to time, to leverage the balance sheet.

Deferred Income Tax Asset/Liability.  The Company had a deferred tax asset of $1.9 million at June 30, 2009 versus a deferred tax asset of $1.8 million at September 30, 2008.  There are three major components to the change.  There was a $2.5 million shift from an unrealized loss on the Company’s mortgage-backed securities’ portfolio as of September 30, 2008 to an unrealized gain as of June 30, 2009, as interest rates fell and spreads narrowed, increasing the value of the securities portfolio during the quarter. There was a $1.5 million increase in deferred tax assets due to an $8.1 million provision for loan loss recorded during the nine month period ended June 30, 2009.  Lastly, deferred tax liability decreased $710,000 due to the sale of mortgage servicing rights completed in December 2008.

Equity. Stockholders’ equity decreased $6.5 million, or 3%, to $198.7 million at June 30, 2009, compared to $205.2 million at September 30, 2008.  The execution of the entire share repurchase program during the quarter ended March 31, 2009, was the primary cause for the decrease in stockholders’ equity.  Dividends and a year-to-date loss from operations in fiscal 2009 reduced retained earnings while a lower interest rate environment at June 30, 2009 increased the unrealized gain on securities by $3.8 million, net of tax, compared to September 30, 2008.  The Company’s book value per share as of June 30, 2009 was $11.90 per share based upon 16,698,168 outstanding shares of common stock.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and June 30, 2008

Net loss for the three months ended June 30, 2009 was $1.2 million, or $0.08 per diluted share, compared to net income of $1.1 million, or $0.07 per diluted share, for the three months ended June 30, 2008.  Total revenue for the quarter ended June 30, 2009, which consisted of net interest income before the provision for loan losses plus noninterest income, decreased $323,000 or 3.7% to $8.3 million from $8.6 million for the same period of the prior year.  Total revenue for the third quarter of fiscal 2009 was unchanged at $8.3 million compared to the linked second quarter of fiscal 2009. The Company’s efficiency ratio increased to 84.26% for the quarter ended June 30, 2009, compared to 71.40% for the same quarter a year ago due to higher expenses and lower revenue in the 2009 period.

Net Interest Income.  Net interest income decreased $199,000, or 3.4%, to $5.7 million for the three months ended June 30, 2009, from $5.9 million for the three months ended June 30, 2008.  The decrease in net interest income is primarily attributable to approximately $307,000 in interest income reversed due to nonaccrual loans.

The Company’s net interest margin increased 24 basis points to 3.53% for the quarter ended June 30, 2009, from 3.29% for the same quarter last year.  The improvement in the net interest margin is primarily attributable to the decrease in interest expense between the two periods.

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

	Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
	Increase (Decrease) Due to

	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(513)	$(617)	$(1,130)
Loans held for sale	(11)	15	4
Interest-bearing deposits in other banks	(93)	(15)	(108)
Mortgage-backed securities	(78)	(311)	(389)
FHLB stock	(60)	-	(60)
Total net change in income on interest-earning assets	$(755)	$(928)	$(1,683)

Interest-bearing liabilities:
Savings deposits	$(4)	$16	$12
Interest-bearing demand deposits	(12)	4	(8)
Money market accounts	(108)	(50)	(158)
Certificates of deposit	(527)	(119)	(646)
Total deposits	(651)	(149)	(800)
FHLB advances	(121)	(563)	(684)
Total net change in expense on interest-bearing liabilities	$(772)	$(712)	$(1,484)
Total decrease in net interest income			$(199)

Interest and Dividend Income.  Total interest and dividend income for the three months ended June 30, 2009, decreased $1.7 million, or 16.7%, to $8.4 million, from $10.1 million for the three months ended June 30, 2008.

The decrease during the quarter was attributable to a decrease on yields earned on interest earning assets, a decrease in interest earning assets as well as due to the reversal of interest income on nonaccrual loans.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Three Months Ended June 30,
	2009		2008		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2008
	(dollars in thousands)

Interest-bearing deposits in other banks	$20,252	0.18%	$23,698	1.97%	$(108)
Mortgage-backed securities	175,522	4.52	202,904	4.68	(389)
Loans receivable, net	437,762	5.82	478,806	6.26	(1,130)
Loans held for sale	4,372	4.84	3,208	6.06	4
FHLB stock	9,591	-	9,591	2.50	(60)
Total interest-earning assets	$647,499	5.20%	$718,207	5.71%	$(1,683)

The decline in the yield on interest-bearing deposits in other banks reflects the significantly lower short-term interest rate environment in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.

The yield on loans fell to 5.82% in the third quarter of fiscal 2009 also as a result of the decrease in short-term interest rates. For example, the Wall Street Journal Prime rate was 3.25% for the third fiscal quarter of 2009 compared to an average of 5.09% during the same quarter last year. Loans on nonaccrual status during the third quarter of 2009 reduced interest income by approximately $307,000.

Interest Expense.  Interest expense decreased $1.5 million, or 35.5%, to $2.7 million for the three months ended June 30, 2009 from $4.2 million for the three months ended June 30, 2008.  The average balance of total interest-bearing liabilities decreased $63.6 million, or 12.6%, to $441.0 million for the three months ended June 30, 2009 from $504.7 million for the three months ended June 30, 2008.  The decrease in interest expense in 2009 was mainly due to a reduction in the outstanding balance of FHLB advances and a lower rate paid on certificates of deposit.

The following table details average balances, cost of funds and the change in interest expense:

	Three Months Ended June 30,
	2009		2008		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2008
	(dollars in thousands)

Savings deposits	$35,173	0.67%	$25,337	0.74%	$12
Interest-bearing demand deposits	83,319	0.48	80,634	0.54	(8)
Money market deposits	49,731	1.09	61,902	1.90	(158)
Certificates of deposit	172,146	3.10	183,791	4.31	(646)
FHLB advances	100,667	4.24	153,016	4.58	(684)
Total interest-bearing liabilities	$441,036	2.45%	$504,680	3.31%	$(1,484)

The slight increase in total interest expense of savings deposits was due to the significant growth of the product over the past year.  The decline in the cost of all other interest-bearing deposits reflects the significantly lower interest rate environment in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.

Provision for Loan Losses.  A provision for loan losses of $3.5 million was recorded as a result of management’s analysis of the loan portfolio for the quarter ended June 30, 2009, compared to a provision for loan losses of $652,000 for the same quarter of the prior year.  The provision reflects increases in specific reserves on nonperforming loans. Additionally, the estimated loss rates have been adjusted upward based on recent charge-off experience and the deterioration in the Treasure Valley economy.

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

The provision for loan losses is impacted by the types of loans and the risk factors associated with each loan type in the Bank’s portfolio. As the Bank increases its commercial loan portfolio, the Bank anticipates it will increase its allowance for loan losses based upon the higher risk characteristics associated with commercial loans compared with one- to four- family residential loans, which have historically comprised the majority of the Bank’s loan portfolio.

The following table details selected activity associated with the allowance for loan losses:

	At or For the Three Months Ended June 30,
	2009	2008
	(dollars in thousands)
Provision for loan losses	$3,450	$652
Net charge-offs	2,517	158
Allowance for loan losses	8,266	3,801
Allowance for loan losses as a percentage of gross loans receivable	1.93%	0.81%
Nonperforming loans	$16,462	$3,462
Allowance for loan losses as a percentage of nonperforming loans	50.21%	109.79%
Nonperforming loans as a percentage of gross loans receivable	3.85	0.73
Loans receivable, net	$418,198	$468,343

Noninterest Income.  Noninterest income decreased $124,000, or 4.5%, to $2.6 million for the three months ended June 30, 2009 from $2.7 million for the three months ended June 30, 2008. The decrease was primarily attributable to decreases of $388,000 and $116,000 in service charges and fees and loan servicing fees, respectively, offset somewhat by an increase in gain on sale of loans of $203,000. The decreases in service charges and fees reflect the continuing slowdown in consumer spending, which has reduced nonsufficient fund fees from the previous year period. However, nonsufficient fund fees and interchange income increased $123,000 and $54,000, respectively, from the second fiscal quarter of 2009. The decrease in loan servicing fees is due to the sale of loan servicing rights completed in the first quarter of fiscal 2009.  The increase in gain on sale of loans is attributed to the historically low rates available on residential mortgages during the third quarter of fiscal 2009.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Three Months Ended June 30,		Increase (decrease)

	2009	2008	Amount	Percent
	(dollars in thousands)
Service fees and charges	$2,008	$2,396	$(388)	(16.2)%
Gain on sale of loans	416	213	203	95.3
Increase in cash surrender value of bank owned life insurance	107	106	1	0.9
Loan servicing fees	-	116	(116)	(100.0)
Mortgage servicing rights, net	-	(63)	63	(100.0)
Other	80	(33)	113	(342.4)
Total noninterest income	$2,611	$2,735	$(124)	(4.5)%

Noninterest Expense.  Noninterest expense increased $840,000, or 13.6%, to $7.0 million for the three months ended June 30, 2009 from $6.2 million for the three months ended June 30, 2008. The following table provides a detailed analysis of the changes in components of noninterest expense:

	Three Months Ended June 30,		Increase (decrease)

	2009	2008	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$3,594	$3,840	$(246)	(6.4)%
Occupancy and equipment	804	771	33	4.3
Data processing	654	615	39	6.3
Advertising	211	241	(30)	(12.5)
Insurance and taxes	783	158	625	395.6
Other	968	549	419	76.3
Total noninterest expense	$7,014	$6,174	$840	13.6%

Compensation and benefits declined $246,000 or 6.4% in the third quarter of 2009 compared to the year-ago period mainly due to the reduction of annual incentives based on payout projections and lower expense related to the Bank’s ESOP.  Insurance and taxes increased primarily due to a one-time special assessment by the Federal Deposit Insurance Corporation of $250,000 as well as approximately $219,000 in past due property taxes paid on recently foreclosed properties.  Other expenses increased during the third quarter of fiscal 2009 compared to 2008 primarily as a result of a $367,000 provision for the decline in the value of foreclosed properties.

Income Tax Expense (Benefit).  The Company recorded an income tax benefit of $894,000 for the three months ended June 30, 2009.  Net loss before income taxes was $2.1 million for the three months ended June 30, 2009 compared to net income before taxes of $1.8 million for the three months ended June 30, 2008.

Comparison of Operating Results for the Nine Months Ended June 30, 2009 and June 30, 2008

Net loss for the nine months ended June 30, 2009 was ($1.6) million, or ($0.10) per diluted share, compared to net income of $3.0 million, or $0.19 per diluted share, for the nine months ended June 30, 2008.  Earnings per share for the prior period have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 19, 2007.  Total revenue for the nine months ended June 30, 2009, which consisted of net interest income before the provision for loan losses plus noninterest income, increased $247,000 or 1.0% to $24.8 million compared to $24.6 million for the same period of the prior year.  The Company’s efficiency ratio increased to 79.0% for the nine months ended June 30, 2009, compared to 75.2% for the same period of the prior year.

Net Interest Income.  Net interest income increased $673,000, or 4.0%, to $17.4 million for the nine months ended June 30, 2009, from $16.7 million for the nine months ended June 30, 2008.  The increase was mainly attributable to a decrease in interest expense.  Lower interest rates as well as lower outstanding borrowings in the current year period than in the same period a year ago were the main reasons for the decrease.

The Company’s net interest margin increased 35 basis points to 3.49% for the nine months ended June 30, 2009, from 3.14% for the same period last year.  The improvement in the net interest margin is primarily attributable to the decrease in interest expense between the two periods.

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

	Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008
	Increase (Decrease) Due to

	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(1,924)	$(1,149)	$(3,073)
Loans held for sale	(2)	22	20
Interest-bearing deposits in other banks	(486)	(352)	(838)
Mortgage-backed securities	(146)	(6)	(152)
FHLB stock	(143)	-	(143)
Total net change in income on interest- earning assets	$(2,701)	$(1,485)	$(4,186)

Interest-bearing liabilities:
Savings deposits	$6	$41	$47
Interest-bearing demand deposits	(71)	(2)	(73)
Money market accounts	(575)	(97)	(672)
Certificates of deposit	(1,630)	(798)	(2,428)
Total deposits	(2,270)	(856)	(3,126)
FHLB advances	(172)	(1,561)	(1,733)
Total net change in expense on interest- bearing liabilities	$(2,442)	$(2,417)	$(4,859)
Total increase in net interest income			$673

Interest and Dividend Income.  Total interest and dividend income for the nine months ended June 30, 2009 decreased $4.2 million, or 13.6%, to $26.7 million, from $30.9 million for the nine months ended June 30, 2008.  The decrease during the period was attributable to both a decrease in the average balance of interest-earning assets of $45.5 million and a drop in yields earned on interest-earning assets of 44 basis points.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Nine Months Ended June 30,
	2009		2008		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2008
	(dollars in thousands)

Interest-bearing deposits in other banks	$13,630	0.52%	$35,301	3.37%	$(838)
Mortgage-backed securities	181,898	4.63	182,080	4.73	(152)
Loans receivable, net	455,969	5.90	480,477	6.46	(3,073)
Loans held for sale	3,585	5.47	2,716	6.22	20
FHLB stock	9,591	(0.46)	9,591	1.53	(143)
Total interest-earning assets	$664,673	5.35%	$710,165	5.79%	$(4,186)

Interest Expense.  Interest expense decreased $4.9 million, or 34.4%, to $9.3 million for the nine months ended June 30, 2009 from $14.1 million for the nine months ended June 30, 2008.  The average balance of total interest-bearing liabilities decreased $68.5 million, or 13.1%, to $453.6 million for the nine months ended June 30, 2009 from $522.1 million for the nine months ended June 30, 2008.  Decreases in the average balances of certificates of deposit and FHLB advances of $25.4 million and $46.6 million respectively were primarily responsible for the decrease in interest bearing liabilities.

The following table details average balances, cost of funds and the change in interest expense:

	Nine Months Ended June 30,
	2009		2008		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2008
	(dollars in thousands)

Savings deposits	$31,024	0.73%	$23,570	0.70%	$47
Interest-bearing demand deposits	80,434	0.51	79,065	0.64	(73)
Money market deposits	52,532	1.26	57,793	2.69	(672)
Certificates of deposit	173,765	3.39	199,179	4.58	(2,428)
FHLB advances	115,833	4.44	162,471	4.59	(1,733)
Total interest-bearing liabilities	$453,588	2.72%	$522,078	3.60%	$(4,859)

Provision for Loan Losses.  A provision for loan losses of $8.1 million was recorded as a result of our analysis of the loan portfolio for the nine months ended June 30, 2009, compared to a provision for loan losses of $1.3 million for the same period of the prior year.

The following table details selected activity associated with the allowance for loan losses:

	At or For the Nine Months Ended June 30,
	2009	2008
	(dollars in thousands)
Provision for loan losses	$8,085	$1,317
Net charge-offs	4,398	505
Allowance for loan losses	8,266	3,801
Allowance for loan losses as a percentage of gross loans receivable	1.93%	0.80%
Nonperforming loans	$16,462	$3,462
Allowance for loan losses as a percentage of nonperforming loans	50.21%	109.79%
Nonperforming loans as a percentage of gross loans receivable	3.85	0.73
Loans receivable, net	$418,198	$468,343

Noninterest Income.  Noninterest income decreased $426,000, or 5.4%, to $7.4 million for the nine months ended June 30, 2009 from $7.8 million for the nine months ended June 30, 2008.  The decrease was primarily attributable to decreases of $722,000 and $315,000 in service charges and fees and loan servicing fees offset by an increase in gain on sale of loans of $453,000.  The decreases in service charges and fees reflect the continuing slowdown in consumer spending and the decrease in loan servicing fees is due to the sale of loan servicing rights completed in the first quarter of fiscal 2009.  The increase in gain on sale of loans is attributed to the historically low rates available on residential mortgages during the first nine months of fiscal 2009.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Nine Months Ended June 30,		Increase (decrease)

	2009	2008	Amount	Percent
	(dollars in thousands)
Service fees and charges	$6,009	$6,731	$(722)	(10.7)%
Gain on sale of loans	1,013	560	453	80.9
Increase in cash surrender value of bank owned life insurance	317	314	3	1.0
Loan servicing fees	54	369	(315)	(85.4)
Mortgage servicing rights, net	(31)	(206)	175	85.0
Other	55	75	(20)	(26.7)
Total noninterest income	$7,417	$7,843	$(426)	(5.4)%

Noninterest Expense.  Noninterest expense increased $1.1 million, or 6.2%, to $19.6 million for the nine months ended June 30, 2009 from $18.5 million for the nine months ended June 30, 2008. Compensation and benefits declined $644,000 or 5.6% from the year ago period.  This reduction is mainly attributable to the absence of accruals in the current year for incentive awards due to the Company’s financial results to date.  The increase in insurance and taxes is mainly due to a one-time FDIC assessment of approximately $250,000 as well as property tax expense incurred on foreclosed properties.  The increase in other expense is mainly attributable to write-downs in the value of real estate owned.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Nine Months Ended June 30,		Increase (decrease)

	2009	2008	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$10,948	$11,592	$(644)	(5.6)%
Occupancy and equipment	2,303	2,242	61	2.7
Data processing	1,773	1,668	105	6.3
Advertising	656	786	(130)	(16.5)
Insurance and taxes	1,244	383	861	224.8
Other	2,695	1,810	885	48.9
Total noninterest expense	$19,619	$18,481	$1,138	6.2%

Income Tax Expense (Benefit).  The Company recorded an income tax benefit of $1.3 million for the nine months ended June 30, 2009.  Net loss before income taxes was $2.9 million for the nine months ended June 30, 2009 compared to net income before taxes of $4.8 million for the nine months ended June 30, 2008.

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

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on liquidity. The Company’s access to funding sources in amounts adequate to finance the Bank’s activities on acceptable terms could be impaired by factors that affect the Company and the Bank specifically or within the financial services industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include adverse regulatory action, a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

At June 30, 2009, certificates of deposit were $169.0 million, or 44.9% of total deposits, including $124.5 million that are scheduled to mature by June 30, 2010.  Historically, the Bank has been able to retain a significant amount of deposits as they mature. However, recent disruptions in the credit markets have resulted in a highly price-competitive market for certificates of deposit. These rates currently exceed alternative costs of borrowings and are high compared to historical spreads to U.S. Treasury note rates. Additionally, since loan demand continues to slow, management has been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in some deposit runoff as customers are moving their maturing balances to competitors at a higher pace than the Bank has historically experienced.

At June 30, 2009, the Bank maintained a line of credit with the FHLB of Seattle equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  At June 30, 2009, the Bank was in compliance with the collateral requirements and $169.7 million of the line of credit was available. The Bank is highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs.  The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet our growth plans or to meet short and long-term liquidity demands.  However, the Company’s mortgage backed securities are marketable and could be sold to obtain cash to meet liquidity demands should access to FHLB funding be impaired. Additionally, the Bank could access funding from the Discount Window at the Federal Reserve Bank of San Francisco or through the origination of out of market brokered deposits.

During the second quarter of fiscal year 2009, the Bank was notified by a correspondent bank that the Bank’s $10.0 million unsecured federal funds purchased line was suspended due to the increase in the Bank’s nonperforming assets. This line was available on a secured-borrowing basis at June 30, 2009. The Bank had no balances drawn on the line of credit and management does not believe this has a material impact on the Bank’s liquidity position or on the ability of management to execute the Company’s strategic growth plan.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of
June 30, 2009:
Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$8,109
Adjustable rate	3,713
Undisbursed balance of loans closed	6,919
Unused lines of credit	35,291
Commercial letters of credit	137
Total	$54,169

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Bank’s total regulatory capital was $140.1 million at June 30, 2009, or 21.9%, of total assets on that date. As of June 30, 2009, the Bank exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at June 30, 2009 were as follows: Tier 1 capital 21.9%; Tier 1 (core) risk-based capital 32.3%; and total risk-based capital 33.6%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing.  The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-

financial information concerning the Company's business.  While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent every error or instance of fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company’s financial position or results of operations.

Item 1A.  Risk Factors

The Company believes there have been no significant changes in risk factors compared to the factors identified in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, and Form 10-Q for the period ended March 31, 2009

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

2.1	Plan of Conversion and Reorganization (1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (2)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams(8)
10.2	Amended Severance Agreement with Eric S. Nadeau(8)
10.3	Amended Severance Agreement with Steven D. Emerson(8)
10.4	Amended Severance Agreement with Steven K. Eyre(8)
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (3)
10.6	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.8
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (2)

10.9	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (2)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Len E. Williams(8)
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Eric S. Nadeau(8)
10.12	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Steven D. Emerson(8)
10.13	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Steven K. Eyre(8)
10.14	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (4)
10.15	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (4)
10.15	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (5)
10.16	Transition Agreement with Daniel L. Stevens (6)
10.17	2008 Equity Incentive Plan (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
________
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 11, 2007
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-146289)
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

*      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Home Federal Bancorp, Inc.

Date: August 7, 2009	/s/Len E. Williams
Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	/s/Eric S. Nadeau
Eric S. Nadeau
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

