Form 10-Q
period 2009-12-31
Home Federal Bancorp, Inc.
filed 2010-02-09
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
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
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 16,698,168 shares outstanding as of February 5, 2010.

HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements	Page
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Changes in Stockholders’ Equity and
Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Selected Notes to Interim Consolidated Financial Statements	6

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	December 31, 2009	September 30, 2009
ASSETS
Cash and due from depository institutions	$58,711	$46,783
Federal funds sold	9,760	3,170
Cash and cash equivalents	68,471	49,953
Investment securities available for sale, at fair value	162,322	169,320
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	10,326	10,326
Loans receivable, net of allowance for loan losses of $28,141
and $28,735	497,862	510,629
Loans held for sale	2,008	862
Accrued interest receivable	2,530	2,781
Property and equipment, net	25,777	20,462
Bank owned life insurance	12,121	12,014
Real estate and other property owned	14,782	18,391
FDIC indemnification receivable, net	21,252	30,038
Other assets	4,671	3,123
TOTAL ASSETS	$822,122	$827,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand deposits	$67,212	$68,155
Interest-bearing demand deposits	187,325	176,049
Savings deposits	42,939	41,757
Certificates of deposit	224,975	228,897
Total deposit accounts	522,451	514,858

Advances by borrowers for taxes and insurance	660	1,132
Interest payable	535	553
Deferred compensation	5,307	5,260
FHLB advances and other borrowings	76,890	84,737
Deferred tax liability	4,889	5,571
Other liabilities	3,076	6,123
Total liabilities	613,808	618,234

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized;
Issued and outstanding, none	-	-
Common stock, $.01 par value; 90,000,000 authorized;
17,445,311 issued, 16,698,168 outstanding	167	167
Additional paid-in capital	151,211	150,782
Retained earnings	63,311	64,483
Unearned shares issued to employee stock ownership plan (“ESOP”)	(9,438)	(9,699)
Accumulated other comprehensive income	3,063	3,932
Total stockholders’ equity	208,314	209,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$822,122	$827,899

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data) (Unaudited)	Three Months Ended December 31,
	2009	2008
Interest and dividend income:
Loans, including fees	$7,103	$7,113
Investment securities	1,734	2,172
Other interest and dividends	49	43
Total interest and dividend income	8,886	9,328

Interest expense:
Deposits	1,674	2,018
FHLB advances and other borrowings	831	1,565
Total interest expense	2,505	3,583
Net interest income	6,381	5,745

Provision for loan losses	700	3,575
Net interest income after provision for loan losses	5,681	2,170

Noninterest income:
Service charges and fees	2,264	2,109
Gain on sale of loans	183	190
Increase in cash surrender value of bank owned life insurance	107	106
Other, net	321	56
Total noninterest income	2,875	2,461

Noninterest expense:
Compensation and benefits	4,617	3,575
Occupancy and equipment	1,064	770
Data processing	800	542
Advertising	260	248
Postage and supplies	166	137
Professional services	479	335
Insurance and taxes	558	155
Provision for losses on real estate owned	801	--
Other	338	272
Total noninterest expense	9,083	6,034

Loss before income taxes	(527)	(1,403)
Income tax benefit	(218)	(602)

NET LOSS	$(309)	$(801)

Loss per share:
Basic	$(0.02)	$(0.05)
Diluted	(0.02)	(0.05)
Weighted average number of shares outstanding:
Basic	15,447,705	16,129,252
Diluted	15,447,705	16,129,252

Dividends declared per share:	$0.055	$0.055

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data) (Unaudited)
	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to Employee Stock Ownership	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Total
Balance at September 30, 2008	17,374,161	$174	$157,205	$59,813	$(10,605)	$(1,400)	$205,187
Restricted stock issued, net of forfeitures	159,115	2	(2)				-
ESOP shares committed to be released			63		906		969
Exercise of stock options	32,862		353				353
Share-based compensation			1,088				1,088

Treasury shares purchased	(867,970)	(9)	(7,888)				(7,897)

Dividends paid ($0.220 per share)				(3,456)			(3,456)
Tax adjustment from equity compensation plans			(37)				(37)

Comprehensive income:
Loss before extraordinary item				(7,165)			(7,165)
Extraordinary gain, net of tax				15,291			15,291
Other comprehensive income:
Change in unrealized holding gain on securities available for sale, net of taxes of $3,473						5,210	5,210
Adjustment for realized losses, net of taxes of $81						122	122
Comprehensive income							13,458

Balance at September 30, 2009	16,698,168	167	150,782	64,483	(9,699)	3,932	209,665
ESOP shares committed to be released			74		261		335
Share-based compensation			355				355
Dividends paid ($0.055 per share)				(863)			(863)

Comprehensive income:

Net loss				(309)			(309)
Other comprehensive income:

Change in unrealized holding loss on securities available for sale, net of taxes of $(551)						(869)	(869)

Comprehensive income							(1,178)
Balance at December 31, 2009	16,698,168	$167	$151,211	$63,311	$(9,438)	$3,063	$208,314

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Three Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(309)	$(801)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	501	442
Net amortization of premiums and discounts on investments	87	2
Loss on sale of fixed assets and repossessed assets	61	63
ESOP shares committed to be released	335	254
Share-based compensation	355	228
Provision for loan losses	700	3,575
Valuation allowance on other real estate owned	801	-
Accrued deferred compensation expense, net	48	39
Net deferred loan fees	12	171
Deferred income tax benefit	(130)	-
Net gain on sale of loans	(183)	(190)
Proceeds from sale of loans held for sale	8,316	10,476
Originations of loans held for sale	(9,279)	(9,817)
Net decrease in value of mortgage servicing rights	-	31
Net increase in value of bank owned life insurance	(107)	(106)
Change in assets and liabilities:
Interest receivable	251	148
Other assets	(2,190)	(673)
Interest payable	(18)	(66)
Other liabilities	(3,049)	(894)
Net cash (used) provided by operating activities	(3,798)	2,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of mortgage-backed securities available for sale	9,859	6,215
Purchases of mortgage-backed securities available for sale	(599)	(465)
Purchase of securities available for sale	(3,769)	-
Maturity of certificate of deposit	-	5,000
Sale of mortgage servicing rights	-	1,676
Reimbursement of loan losses under loss share agreement	9,406	-
Purchases of property and equipment	(5,867)	(1,269)
Net decrease (increase) in loans	10,292	(10,956)
Proceeds from sale of fixed assets and repossessed assets	4,582	188
Net cash provided by investing activities	23,904	389

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,593	4,474
Net decrease in advances by borrowers for taxes and insurance	(472)	(665)
Proceeds from FHLB advances	-	18,030
Repayment of FHLB advances	(7,850)	(30,428)
Proceeds from other borrowings	4	-
Proceeds from exercise of stock options	-	353
Dividends paid	(863)	(893)
Net cash used by financing activities	(1,588)	(9,129)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,518	(5,858)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,953	23,270
CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,471	$17,412

(Continued)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Three Months Ended December 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$2,523	$3,648
Taxes	(700)	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$2,270	$947
Fair value adjustment to securities available for sale, net of taxes	(869)	3,121

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”), which is headquartered in Nampa, Idaho.  The financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and are unaudited.  In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 8, 2010. All significant intercompany transactions and balances have been eliminated.  In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three month period ended December 31, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

Certain information and note disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes included in the Annual Report on Form 10-K for the year ended September 30, 2009 (“2009 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on December 14, 2009.

Note 2 - Critical Accounting Estimates and Related Accounting Policies

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements, and thus actual results could differ from the amounts reported and disclosed herein.  The Company considers the allowance for loan losses, loans acquired with deteriorated credit quality, the indemnification asset due from the Federal Deposit Insurance Corporation (“FDIC”), deferred income taxes and valuation of real estate owned to be critical accounting estimates.

Allowance for loan losses. Management recognizes that losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable, incurred losses inherent in the loan portfolio. Management assesses the allowance for loan losses on a quarterly basis by analyzing several factors including delinquency rates, charge-off rates and the changing risk profile of the Bank’s loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

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

The Company’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of loss estimates. The specific allowance component is determined when management believes that the collectibility of an individually reviewed loan has been impaired and a loss is probable. The general allowance component takes into consideration probable, incurred losses that are inherent within the loan portfolio but have not been specifically identified. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Adjustments are made to historical loss percentages to reflect current economic and internal environmental factors such as changes in underwriting standards and unemployment rates that may increase or decrease those loss factors. As a result of the imprecision in calculating inherent and incurred losses, a range is added to the general allowance to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other qualitative factors that may alter historical loss experience.

The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

Loans Acquired with Deteriorated Credit Quality. Accounting Standards Codification Topic (“ASC”) 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans accounted for under ASC 310-30, management determined the value of the loan portfolio based on work provided by an appraiser.  Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates.  Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.  Management also estimated the amount of credit losses that were expected to be realized for the loan portfolio primarily by estimating the liquidation value of collateral securing loans on non-accrual status or classified as substandard or doubtful. At December 31, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral. Certain amounts related to the ASC 310-30 loans are preliminary estimates and are highly subjective. Adjustments in future quarters may occur up to one year from the date of acquisition.

FDIC Indemnification Asset. On August 7, 2009, the Bank entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of a failed financial institution. The loans and real estate owned (“REO”) purchased under the agreement are covered by a loss sharing agreement between the FDIC and the Bank which affords the Bank significant protection. This agreement covers realized losses on loans and foreclosed real estate purchased from the FDIC. Under this agreement, the FDIC will reimburse the Bank for 80% of the first $34.0 million of losses.  The FDIC will reimburse the Bank 95% on realized losses that exceed $34.0 million.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. This agreement extends for ten years for one-to-four family real estate loans and for five years for other loans.

Management has estimated the amount of losses inherent in the acquired loan and foreclosed real estate portfolios and the amounts that would be receivable from the FDIC upon a loss event. The Bank cannot submit claims of loss until certain events occur, as defined under the purchase and assumption agreement. As such, the value of the indemnification asset is subject to a high degree of uncertainty and estimation as to the timing of the losses and subsequent recovery of a portion of those losses under the loss sharing agreement.

Deferred income taxes. Deferred income taxes are computed using the asset and liability approach as prescribed by ASC 740.  Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of the existing assets and liabilities are expected to be reported in the Company’s income tax returns.

Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure (“REO”) are initially recorded at the lesser of the outstanding loan balance or the fair value at the date of foreclosure minus estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations.

Note 3 - Acquisition

On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits (excluding nearly all brokered deposits) and certain assets of Community First Bank, a full service commercial bank, headquartered in Prineville, Oregon (the “Acquisition”). The Bank assumed approximately $142.8 million of the deposits of Community First Bank. Additionally, the Bank purchased approximately $142.3 million in loans and $12.9 million of real estate and other repossessed assets.  The loans and REO purchased are covered by a loss share agreement between the FDIC and Home Federal Bank which affords the Bank significant protection.  Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets).  The FDIC has agreed to reimburse the Bank for 80% of losses up to $34.0 million, and 95% of losses that exceed that amount.  In addition, the Bank also purchased cash and cash equivalents and investment securities of Community First Bank valued at $37.7 million at the date of the Acquisition, and assumed $18.3 million in Federal Home Loan Bank advances and other borrowings. The Company accounts for the Bank’s loss sharing agreement with the FDIC as an indemnification asset.  The transaction did not generate any goodwill.

Note 4 - Earnings (Loss) Per Share

The Company has granted stock compensation awards with non-forfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 260-10-45.  Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities.  ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended December 31,
	2009	2008
	(in thousands, except share and per share data)
Basic:
Distributed earnings allocated to common shareholders	$851	$828
Undistributed loss allocated to common shareholders	(1,154)	(1,675)
Net loss allocated to common shareholders	$(303)	$(793)

Weighted average common shares outstanding, including shares considered participating securities	15,719,698	16,282,872
Less: Average participating securities	(271,993)	(153,620)
Weighted average shares	15,447,705	16,129,252
Net loss per common share – basic	$(0.02)	$(0.05)

Diluted:
Net loss allocated to common shareholders	$(303)	$(793)
Weighted-average common shares outstanding for basic earnings per common share	15,447,705	16,129,252
Net effect of dilutive stock options	-	-
Weighted-average common shares outstanding and common stock equivalents	15,447,705	16,129,252
Net loss per common share – diluted	$(0.02)	$(0.05)

During the three months ended December 31, 2009 and 2008, there were 946,364 and 573,544 options excluded from the calculation of EPS as their effect was anti-dilutive.

Note 5 - Investment securities

Investment securities available for sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2009
Obligations of U.S. Government-sponsored enterprises	$7,085	$3	$(6)	$7,082
Obligations of states and political subdivisions	749	7	-	756
Mortgage-backed securities	149,355	5,148	(19)	154,484
Total	$157,189	$5,158	$(25)	$162,322

September 30, 2009
Obligations of U.S. Government- ponsored enterprises	$4,089	$42	$(4)	$4,127
Mortgage-backed securities	158,677	6,529	(13)	165,193
Total	$162,766	$6,571	$(17)	$169,320

The fair value of impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2009 were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Obligations of U.S. Government-sponsored enterprises	$4,572	$(6)	$--	$--	$4,572	$(6)
Mortgage-backed securities	1,161	(19)	--	--	1,161	(19)
	$5,733	$(25)	$--	$--	$5,733	$(25)

Management has evaluated these securities and has determined that the decline in fair value is not other than temporary.  These securities have contractual maturity dates and, at December 31, 2009, management believes it is reasonably probable that principal and interest balances on these securities will be collected based on the performance, underwriting, credit support and vintage of the loans underlying the securities. However, continued deteriorating economic conditions may result in degradation in the performance of the loans underlying these securities in the future. The Company has the ability and intent to hold these securities for a reasonable period of time for a forecasted recovery of the amortized cost.  The Company does not intend to sell these securities and it is not likely that the Company would be required to sell securities in an unrealized position before recovery of its cost basis.

As of December 31, 2009, the Bank pledged investment securities with an amortized cost of $62.9 million and a fair value of $64.9 million as collateral for FHLB advances.  In addition, investment securities with an amortized cost of $4.3 million and a fair value of $4.5 million at December 31, 2009, were pledged to the Federal Reserve Bank as collateral for treasury tax and loan funds held by the Bank and for borrowings from the discount window.  Investment securities with an amortized cost of $3.1 million and a fair value of $3.2 million at December 31, 2009, were pledged as collateral for a commercial repurchase agreement. Investment securities with a combined amortized cost of $4.8 million and a fair value of $5.0 million were pledged as collateral for public funds.

Note 6 - Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2009		September 30, 2009
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Real estate:
One-to-four family residential	$167,900	31.87%	$178,311	33.01%
Multi-family residential	16,462	3.12	16,286	3.01
Commercial	218,638	41.50	213,471	39.52
Total real estate	403,000	76.49	408,068	75.54

Real estate construction:
One- to four-family residential	8,952	1.70	10,871	2.01
Multi-family residential	8,852	1.68	10,417	1.93
Commercial and land development	27,060	5.14	27,144	5.02
Total real estate construction	44,864	8.52	48,432	8.96

Consumer:
Home equity	51,640	9.80	53,368	9.88
Automobile	1,972	0.37	2,364	0.44
Other consumer	3,879	0.74	3,734	0.69
Total consumer	57,491	10.91	59,466	11.01

Commercial business	21,518	4.08	24,256	4.49
	526,873	100.00%	540,222	100.00%

Deferred loan fees	(870)		(858)
Allowance for loan losses	(28,141)		(28,735)
Loans receivable, net	$497,862		$510,629

Note 7 – Allowance for Loan Losses

Activity in the allowance for loan losses for the three month period ended December 31, 2009 and 2008, was as follows:

	Three Months Ended December 31,
	2009	2008
	(in thousands)

Beginning balance	$28,735	$4,579
Provision for loan losses	700	3,575
Losses on loans charged-off	(1,364)	(130)
Recoveries on loans charged-off	70	3
Ending balance	$28,141	$8,027

The following table summarizes impaired loans at December 31 and September 30, 2009:

	December 31, 2009	September 30, 2009

Impaired loans with related specific allowance	$6,499	$7,131
Impaired loans with no related allowance	40,375	32,880
Total impaired loans	$46,874	$40,011

Specific allowance on impaired loans	$2,130	$1,516

Impaired loans reported for September 30, 2009, in the above table differ from those reported in the Company’s 10-K for the year ended September 30, 2009.  September 30, 2009, data was adjusted to conform with the presentation as of December 31, 2009.

Note 8 – Fair Value Measurement

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

•	Level 3 – Instruments whose significant value drivers are unobservable.

The following table summarized the Company’s financial assets that were measured at fair value on a recurring basis at December 31, 2009:

	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2009
Obligations of U.S. Government-sponsored enterprises	$7,085	-	$7,085	-
Obligations of states and political subdivisions	749	-	749	-
Mortgage-backed securities	149,355	-	149,355	-

September 30, 2009
Obligations of U.S. Government-sponsored enterprises	$4,127	-	$4,127	-
Mortgage-backed securities	165,193	-	165,193	-

Additionally, certain assets are measured at fair value on a non-recurring basis.  These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at December 31, 2009:

	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2009
Impaired loans	$29,637	-	-	$29,637
Real estate owned	14,782	-	-	14,782

September 30, 2009
Impaired loans	$31,922	--	--	$31,922
Real estate owned	18,391	--	--	18,391

Impaired loans, which are measured for impairment using the fair value of the collateral at December 31, 2009, had a carrying amount of $31.8 million, net of specific valuation allowances totaling $2.1 million. The specific valuation allowance required a provision of $770,000 during the quarter ended December 31, 2009. The fair value of loans purchased in the Acquisition and accounted for under ASC 310-30 totaled $25.3 million, which included a fair value adjustment of ($1.4) million.

A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent.  Impaired loans that are collateral dependent and have experienced a write-down in carrying value or have a recognized valuation allowance are included in the table above. Impaired loans whose fair value exceeds the carrying value are excluded from the table above as these loans do not represent assets measured and carried at fair value.

Fair value for real estate owned is determined by obtaining appraisals on the properties. The fair value under such appraisals is determined by using an income, cost or comparable sales valuation technique. The fair value is then reduced by management’s estimate for the direct costs expected to be incurred in order to sell the property. Holding costs or maintenance expenses are recorded as period costs when occurred and are not included in the fair value estimate.

The estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2009
	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$68,471	$68,471
Investment securities	162,322	162,322
Loans held for sale	2,008	2,008
Loans receivable, net	497,862	501,359
FHLB stock	10,326	N/A
Accrued interest receivable	2,530	2,530

Financial Liabilities:
Demand and savings deposits	$297,476	$297,476
Certificates of deposit	224,975	229,153
FHLB advances and other borrowings	76,890	81,871
Accrued interest payable	535	535

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents: The carrying amount approximates fair value.

Investment Securities: The Company’s investment securities available for sale primarily securities issued by U.S. Government sponsored enterprises and trade in active markets.  These securities are included under Level 2 because there may or may not be daily trades in each of the individual securities and because the valuation of these securities may be based on instruments that are not exactly identical to those owned by the Company.

Loans held for sale: The carrying amount approximates fair value.

FHLB stock: The determination of fair value of FHLB stock was impractical due to restrictions on the transferability of the stock.

Loans receivable: Fair values for all performing loans are estimated using a discounted cash flow analysis, utilizing interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  In addition, the fair value reflects the decrease in loan values as estimated in the allowance for loan losses calculation.

Accrued interest receivable: The carrying amount approximates fair value.

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

Accrued interest payable: The carrying amount approximates fair value.

Off-balance-sheet instruments: Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at December 31, 2009 and 2008 were insignificant.

Note 9 –FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the three month period ended December 31, 2009 was as follows:

	Reimbursement rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable
	(in thousands)

Balance at September 30, 2009	$34,000	$4,405	$31,385	$(1,347)	$30,038
Payments from FDIC for losses on covered assets	(11,758)	-	(9,406)	-	(9,406)
Recoverable amounts for reimbursable expenses	575	-	460	-	460
Discount accretion	-	-	-	160	160
Balance at December 31, 2009	$22,818	$4,405	$22,439	$(1,187)	$21,252

Amounts receivable from the FDIC have been estimated at 80% of losses on covered assets (acquired loans and REO) up to $34.0 million. Reimbursable losses in excess of $34.0 million have been estimated at 95% of the amount recoverable from the FDIC. Reimbursable expenses have been estimated at 80% of the actual expense until cumulative reimbursable expenses and losses on covered assets exceed $34.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

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

•	changes in general economic conditions, either nationally or in our market areas;
•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
•	secondary market conditions for loans and our ability to sell loans in the secondary market;
•
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

•	our compliance with regulatory enforcement actions;
•	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
•	our ability to attract and retain deposits;
•	further increases in premiums for deposit insurance;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this prospectus and the incorporated documents.

Some of these and other factors are discussed in the 2009 Form 10-K under the caption “Risk Factors” Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2010 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s financial condition, liquidity and operating and stock price performance.

Background and Overview

Home Federal Bank (the “Bank”) was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936.  On December 6, 2004, the Bank converted to stock form and reorganized into the two-tiered mutual holding company form of organization and formed Home Federal MHC and Home Federal Bancorp, Inc. (“Old Home Federal”). On May 11, 2007, the Boards of Directors of Old Home Federal, Home Federal MHC and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the Bank reorganized from the mutual holding company structure to the stock holding company structure. As a result of that transaction, Home Federal Bank formed a new stock holding company, Home Federal Bancorp, Inc. (“we”, “us”, the “Company”), that serves as the holding company for Home Federal Bank. Home Federal Bancorp, Inc., is a Maryland corporation. The Conversion was completed on December 19, 2007.The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “HOME” and is included in the U.S. Russell 2000® Index.

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

On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding nearly all brokered deposits) and certain assets, including loans and REO of Community First Bank, a full service commercial bank, headquartered in Prineville, Oregon (the “Acquisition”). Home Federal Bank acquired seven banking office locations in central Oregon.  The loans and REO purchased are covered by a loss share agreement between the FDIC and Home Federal Bank which affords the Bank significant protection.  Under the loss sharing agreement, Home Federal Bank will share in the losses on assets covered under the agreement (referred to as covered assets).  The FDIC has agreed to reimburse Home Federal Bank for 80% of losses up to $34.0 million, and 95% of losses that exceed that amount. The Acquisition has been incorporated prospectively in the Company’s financial statements. Therefore, year over year results of operations may not be comparable. Additionally, only 54 days of operations from the Acquisition are included in the fourth quarter of fiscal 2009, which impacts linked quarter comparisons. In certain areas of this discussion and analysis, we have separately disclosed the impact of the Acquisition on the financial condition and results of operations of the Company.

Home Federal Bank currently has operations in two distinct market areas.  The Bank’s primary market area is the Boise, Idaho, metropolitan statistical area (“MSA”) and surrounding communities, together known as the Treasure Valley region of southwestern Idaho, including Ada, Canyon, Elmore and Gem counties. We refer to this market as the “Idaho Region.” The Acquisition resulted in the Bank’s entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson.  We refer to this market as the “Central Oregon Region.” In total, we have 22 full-service banking offices, one loan center, 23 automated teller machines and Internet banking services.

The following summarizes key activities of the Company during the first fiscal quarter ended December 31, 2009:

•	We launched two full-service banking offices in Boise and Meridian, Idaho, and closed two Walmart branches;
•	Average core deposit balances continued to increase;
•	In connection with the Acquisition, the Bank purchased two banking offices and assumed leases on five other offices in the Central Oregon Region;
•	Provision for loan losses totaled $700,000 as delinquent loans and classified assets increased during the quarter;
•	Net charge offs totaled $1.3 million;
•	The Bank received $9.4 million in reimbursed losses from the FDIC on assets covered under the loss share agreement.

The current economic and interest rate environments continue to challenge our organic growth plans. Total assets declined during the first quarter of fiscal year 2010 as a lack of demand for loans, or more importantly a diminished supply of creditworthy lending opportunities, resulted in a decrease in outstanding loan balances. Cash and amounts due from depository institutions increased significantly. We have conserved cash balances as a liquidity cushion to support the acquisition of a failed institution. Alternative investments to loans are also unattractive as investment securities offer very low yields within our credit and interest rate risk tolerances. As competitor financial institutions continue to struggle with liquidity, some are offering deposit rates that exceed our wholesale borrowing costs. We have decided not to match those rates; therefore, certificate of deposit balances have declined as some customers chose to move their maturing certificate of deposit balances to competitors in search of higher returns.

Consistent with our stated strategy to transform the Company’s balance sheet, we reduced fixed-term borrowing balances with the Federal Home Loan Bank of Seattle (“FHLB”) and continued to focus on growing core deposits, defined as non-maturity deposits such as checking, savings and money market accounts, which we believe will increase the franchise value of the Company and improve profitability by reducing interest rate sensitivity and high-cost borrowing balances. We launched a new checking account product, the “Ultimate Checking Account,” in the second half of fiscal 2009, which has been the primary driver of organic core deposit growth. Balances in this product totaled $13.4 million at December 31, 2009, with new relationship balances comprising 56% of that total.

While we were successful in selling some foreclosed real estate during the quarter, continued deterioration in commercial real estate loans resulted in an overall increase in nonperforming assets during the quarter ended December 31, 2009. Nonperforming commercial real estate loans increased in both markets as vacancies continued to rise, particularly in our Idaho Region. We continue to see retail stores closing after December 31, 2009, and expect delinquencies in our commercial real estate loan portfolio to rise, which may lead to additional loan losses. We recorded a provision of $700,000 during the first quarter of fiscal 2010 after recording a provision of $8.0 million in the fourth quarter of fiscal 2009 as we anticipated this increase in nonperforming loans.

The economic environment in our markets of Southwestern Idaho and Central Oregon continues to be weak with unemployment rates exceeding national levels and a pessimistic economic growth outlook over the next 12 months. We continue to believe that meaningful organic growth in loans will be difficult to achieve in the short term. Therefore, we continue to review and pursue FDIC-assisted acquisitions in order to take advantage of the unique opportunity these acquisitions present to grow the organization with quantifiable credit risk exposure. The Board and Management of the Company have identified the intermountain region between Salt Lake City and the Cascade Mountain range as the initial primary target market for organic and acquisitive growth. We believe several institutions may be placed into FDIC receivership in this region and we intend to participate in auctions of failed institutions that provide attractive franchise expansion. This primary target market may be expanded, should FDIC-assisted acquisition opportunities meeting our investment objectives arise in adjacent markets.  Nonetheless, we can provide no assurance that any of these opportunities will materialize or, if they do, that the Bank will be the successful bidder for a failed institution.

Critical Accounting Estimates and Related Accounting Policies

Note 2 to the consolidated financial statements in this Quarterly Report on Form 10-Q provides a description of critical accounting policies and significant estimates in the financial statements that should be considered in conjunction with the reading of this discussion and analysis.

Comparison of Financial Condition at December 31, 2009 and September 30, 2009

For the three months ended December 31, 2009, total assets decreased $5.8 million.  The changes in total assets were primarily concentrated in the following asset categories:

	Balance at December 31,	Balance at September 30,	Increase/(Decrease)
	2009	2009	Amount	Percent
	(dollars in thousands)
Cash and amounts due from depository institutions	$68,471	$49,953	$18,518	37.1%
Investments available for sale, at fair value	162,322	169,320	(6,998)	(4.1)
Loans receivable, net of allowance for loan losses	497,862	510,629	(12,767)	(2.5)
FDIC indemnification receivable, net	21,252	30,038	(8,786)	(29.2)

Cash and amounts due from depository institutions. Cash and amounts due from depository institutions increased $18.5 million to $68.5 million at December 31, 2009, from $50.0 million at September 30, 2009.  Cash increased due to principal repayments on one- to four-family residential mortgages and mortgage backed securities partially offset by cash utilized to pay maturing borrowings from the FHLB. In addition, cash was increased as $9.4 million was received from the FDIC during the quarter just ended in reimbursements from losses incurred on acquired assets per the agreement with the FDIC.  Management has increased its liquidity as a result of the very low interest rate environment, which makes medium-term investments unattractive, and provides increased flexibility for potential acquisitions.

Investments. Investments decreased $7.0 million to $162.3 million at December 31, 2009, from $169.3 million at September 30, 2009.  The decrease was primarily the result of principal repayments exceeding the purchases of agency securities during the quarter just ended.  Principal reduction totaled $9.9 million for the three months ended December 31, 2009 and is occurring at an accelerating rate due to the historically-low rates available on residential mortgages, which is increasing refinancing activity.

Nearly all of our investment securities are issued by U.S. Government sponsored enterprises, primarily Fannie Mae and Freddie Mac. While the U.S. Government has affirmed its support for government sponsored enterprises and the obligations and mortgage-backed securities they issued, significant deterioration in the financial strength of Fannie Mae, Freddie Mac or mortgage-backed security insurers or actions by the U.S. Government to modify the structure of these government enterprises may have a material effect on the valuation and performance of our mortgage-backed securities portfolio in future periods. Additionally, in an effort to stabilize the housing market, the Federal Reserve Bank has been purchasing significant amounts of mortgage-backed securities in the open market since early 2009, which may be providing price support for these types of securities resulting in fair values that are currently higher than might otherwise be realized if the Federal Reserve’s initiatives were not in place. The value of our securities may decline materially if the Federal Reserve Bank stops buying these securities.

FHLB Stock. At December 31, 2009, the Bank held $10.3 million of common stock in the FHLB. This security is reported at par value, which represents the Bank’s cost. For the last several quarters, the FHLB has reported a capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator. As a result, the FHLB has stopped paying a dividend and has suspended the repurchase and redemption of outstanding common stock until its retained earnings deficiency is reclaimed.

The FHLB has stated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market and credit risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Company has not recorded an "other than temporary impairment" on its investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities, or the requirement that the Bank contribute additional funds to recapitalize the FHLB, or reduce the Bank’s ability to borrow funds from the FHLB, which would impair the Bank’s ability to meet liquidity demands.

Loans. Net loans receivable decreased $12.8 million to $497.9 million at December 31, 2009, from $510.6 million at September 30, 2009.  One-to-four family residential mortgage loans decreased $12.2 million due to runoff. The Bank originates conventional one-to-four family residential loans solely for sale in the secondary market. As a result, the residential loan portfolio will likely continue to decline as new loans are not added to the portfolio. Consumer loans decreased $2.1 million to $57.0 million as of December 31, 2009.  Commercial real estate, multifamily and acquisition and development loans increased $912,000 to $300.8 million at December 31, 2009 from $299.9 million at September 30, 2009. We plan to continue our emphasis on commercial and small business banking products.

Asset Quality. Net loan charge-offs totaled $1.3 million during the quarter ended December 31, 2009 compared to $127,000 during the quarter ended December 31, 2008.  Loans delinquent 30 to 89 days totaled $15.8 million at December 31, 2009, compared to $7.9 million at September 30, 2009. Included in that $15.8 million is $7.5 million of delinquent loans covered by the loss share agreement with the FDIC.  The following table summarizes loans delinquent 30 to 89 days:

	December 31,	September 30,
	2009	2009
	(in thousands)
Land acquisition and development	$1,555	$3,537
One- to four-family construction	-	481
Commercial real estate	7,732	1,886
One- to four-family residential	5,342	1,551
Other	1,123	415
Total loans delinquent 30 to 89 days	$15,752	$7,870

The allowance for loan losses was $28.1 million, or 5.34%, of gross loans at December 31, 2009, compared to $28.7 million, or 5.32% of gross loans at September 30, 2009. At December 31, 2009, the Company recorded an allowance of $16.0 million on loans purchased in the Acquisition and an allowance of $12.1 million on loans in the Idaho Region loan portfolio. All of the allowance on acquired loans is considered a “general allowance” available for allocation to any loan, although the calculation of the allowance was performed on each pool component in the acquired loan portfolio. Approximately $2.1 million of the allowance for loan losses on the Idaho Region portfolio is allocated directly to nonperforming loans. The remaining $26.0 million represents a general reserve reflecting the Company’s best estimate of inherent losses at December 31, 2009.

Loans that were troubled on the date of the Acquisition were recorded at fair value under ASC 310-30, which means an allowance for loan losses is not reported separately on the balance sheet. Loans accounted for under ASC 310-30 reported in loans on the balance sheet totaled $25.3 million at December 31, 2009, which represents gross receivable balances of $26.7 million, net of fair value adjustments for estimated credit losses of $1.4 million. Because of the loss sharing agreement with the FDIC on these assets, we do not expect to incur excessive future losses on the acquired loan portfolio.

When a loan becomes 90 days delinquent, the Bank places the loan on nonaccrual status. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Generally, an impaired loan is also placed on nonaccrual status, regardless of delinquency. As a result, some loans that are not 90 days or more past due may be in nonaccrual status if considered impaired.

Nonperforming assets, which include all loans past due greater than 90 days, loans on on nonaccrual status and real estate and other property owned, totaled $62.8 million at December 31, 2009, compared to $56.9 million at September 30, 2009. The delinquency table above includes $6.4 million, and $5.1 million of loans that were placed on nonaccrual status at December 31, 2009, and September 30, 2009, respectively, which are also included in the table below that summarizes total nonperforming loans (including nonaccrual and impaired loans) and real estate owned:

	December 31, 2009			September 30, 2009
(in thousands)	Covered Assets(1)	Legacy Portfolio	Total	Covered Assets(1)	Legacy Portfolio	Total
Acquisition and development	$7,439	$653	$8,092	$6,985	$623	$7,608
One-to-four family construction	628	2,029	2,657	481	2,283	2,764
Commercial real estate	14,821	7,006	21,827	11,016	2,725	13,741
One-to-four family residential	5,831	7,058	12,889	5,020	5,971	10,991
Other	2,417	157	2,574	3,206	182	3,388
Total nonperforming loans	31,136	16,903	48,039	26,708	11,784	38,492
Real estate owned and other property owned	6,038	8,744	14,782	7,516	10,875	18,391
Total nonperforming assets	$37,174	$25,647	$62,821	$34,224	$22,659	$56,883

(1) Assets covered by the loss share agreement are presented at estimated fair value, net of adjustments of $1.4 million and $14.3 million at December 31, 2009 and September 30, 2009, respectively

Troubled debt restructurings that are not included in the delinquency or nonperforming asset tables above totaled $1.4 million, $4.6 million and $34,000 at December 31, 2009, September 30, 2009 and December 31, 2008, respectively.

Real estate and other property owned decreased $3.6 million during the first quarter of fiscal 2010 to $14.8 million at December 31, 2009, and was comprised of $9.4 million of land development and speculative one- to four-family construction projects, $3.8 million of commercial real estate, $1.3 million of one- to four-family residential properties, and $330,000 of other repossessed assets.

Nearly all of our loans are secured by collateral located in southern Idaho and Central Oregon. At December 31, 2009, approximately 44% and 14% of our commercial real estate and construction and land development loans were secured by properties in Ada and Canyon counties, respectively, and approximately 5% was secured by properties in eastern Idaho.  Within Oregon, approximately 18% of the Bank’s commercial real estate and construction and land development loans were secured by properties in Deschutes County with approximately 4% in Crook County. At December 31, 2009, approximately 74.8% of our commercial real estate loan portfolio was comprised of nonowner-occupied investor real estate projects.

In 2005, the Bank purchased approximately $38.8 million of residential real estate loans from Countrywide Financial, now Bank of America, who continues to service the loans. Balances on the portfolio totaled $20.8 million at December 31, 2009. Approximately 93% of the portfolio balance is secured by properties outside of the state of Idaho and delinquencies and foreclosures are rising quickly in that portfolio. At December 31, 2009, this portfolio had $3.9 million of nonperforming loans that are reported in the table above. The total reserve allocated to loans in this loan portfolio was $1.5 million at December 31, 2009, or 7.0% of the balance of loans outstanding on that date.

We believe the Treasure Valley and Central Oregon markets are at the beginning of a downturn in commercial real estate. As a result of this uncertainty, management recorded a significant provision for loan losses in the fourth quarter of fiscal 2009 and a provision of $700,000 in the first quarter of fiscal 2010 in order to increase the general reserve component of the allowance for loan losses. We believe such an increase in the allowance for loan losses is prudent and appropriate and that the allowance for loan losses reflects our best estimate of probable, known and estimable losses inherent in the loan portfolio at December 31, 2009. However, additional information may later come to our attention, evidencing losses in excess of the amounts estimated, which may negatively affect earnings in the future.

Property and equipment.  The Company did not acquire banking locations in Central Oregon at the same time as the closing of the Acquisition. Under the purchase and assumption agreement with the FDIC, the Company had a period of time after the August 7, 2009, transaction date to review the eight banking facilities of the failed institution and obtain appraisals of the banking office and their contents. After its review, the Company determined to purchase two banking offices in Redmond and Bend, Oregon and to assume the lease agreements on five of the other banking offices. The value of the purchased banking offices totaled $4.7 million and the contents of all seven of the assumed locations totaled approximately $412,000, accounting for the increase in property and equipment during the quarter.

FDIC indemnification receivable. As part of the Acquisition, the Company entered into a loss sharing agreement with the FDIC.  This agreement covers realized losses on loans and foreclosed real estate purchased in the Acquisition.  Under this agreement, the FDIC will reimburse Home Federal Bank for 80% of the first $34.0 million of realized losses and 95% on realized losses that exceed $34.0 million. The FDIC indemnification receivable declined $8.8 million to $21.3 million from September 30, 2009, due to a $9.4 million payment for reimbursement on losses on loans under the loss share agreement, offset slightly by discount accretion and reimbursable expenses on covered assets during the quarter.

Deposits.  Deposits increased $7.6 million, or 1.5%, to $522.5 million at December 31, 2009, from $514.9 million at September 30, 2009, primarily as a result of core deposit growth. The increase included a $11.5 million increase in core deposits and a decrease of $3.9 million in certificates of deposit.  While average balances of core deposits were higher during the first quarter of fiscal 2010 compared to the linked quarter, we believe a large portion of the increase in core deposits during the first quarter can be attributed to end-of-year seasonal balance increases by depositors, and we do not believe all of the increase in balances will continue into future quarters. The decrease in certificates of deposit was due our prudent pricing of certificate products and our decision to not match rates offered by local competitors that in many cases exceeded the Bank’s cost of alternative funding sources.

The following table details the composition of the deposit portfolio and changes in deposit balances:

	Balance at December 31,	Balance at September 30,	Increase (decrease)
	2009	2009	Amount	Percent
	(dollars in thousands)

Noninterest-bearing demand	$67,211	$68,155	$(944)	(1.4)%
Interest-bearing demand	86,744	78,393	8,351	10.7
Health savings account	21,104	21,248	(144)	(0.7)
Money market	79,478	76,408	3,070	4.0
Savings	42,939	41,757	1,182	2.8
Certificates of deposit	224,975	228,897	(3,922)	(1.7)
Total deposit accounts	$522,451	$514,858	$7,593	1.5%

Approximately 66% of the certificates of deposit portfolio at December 31, 2009, is scheduled to mature within 12 months. While this presents an opportunity to reduce the cost of interest bearing deposits in the current low interest rate environment, the significant level of maturities of certificates also places a burden on the Company’s liquidity if we are unable to retain the maturing balances.

Borrowings.  FHLB advances decreased $7.8 million, or 9.3%, to $76.9 million at December 31, 2009, from $84.7 million at September 30, 2009.  Excess cash and principal payment proceeds from mortgage-backed securities and residential loan portfolios were used to repay FHLB advances as they matured.  The Bank uses FHLB advances as an alternative funding source to deposits, manage funding costs, reduce interest rate risk, and, from time to time, to leverage the balance sheet.

Deferred Income Taxes.  The Company had a deferred tax liability of $4.9 million and $5.6 million at December 31, 2009, and September 30, 2009, respectively. Approximately $551,000 of the decline was due to the change in the unrealized gain on the investment securities’ available for sale as of December 31, 2009.  The other component is a decrease of $130,000 due to a reclassification between current and deferred taxes due to the fair market adjustment of loans receivable.

Equity. Stockholders’ equity decreased $1.4 million, or 1%, to $208.3 million at December 31, 2009, compared to $209.7 million at September 30, 2009.  Dividends paid during the quarter reduced retained earnings $863,000.  In addition, movements in interest rates reduced the unrealized gain on securities by $869,000, net of tax, compared to September 30, 2009.  The Company’s book value per share as of December 31, 2009 was $12.48 per share based upon 16,698,168 outstanding shares of common stock.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and December 31, 2008

Net loss for the three months ended December 31, 2009 was ($309,000), or ($0.02) per diluted share, compared to a net loss of ($801,000), or ($0.05) per diluted share, for the three months ended December 31, 2008.  Total revenue for the quarter ended December 31, 2009, which consisted of net interest income before the provision for loan losses plus noninterest income, increased $1.1 million or 12.8% to $9.3 million from $8.2 million for the same period of the prior year.  Total revenue for the first quarter of fiscal 2010 increased $1.0 million from the linked quarter.  Total revenue for the linked quarter was reduced by transactions related to the Acquisition, including a prepayment penalty of $498,000 incurred on the prepayment of assumed FHLB borrowings. The efficiency ratio increased to 98.13% for the quarter ended December 31, 2009, compared to 73.53% for the same quarter a year ago due mainly to increased expenses associated with troubled assets not covered under the loss sharing agreement with the FDIC and the additional burden of operating two core processing systems, including certain back-office operations assumed in the Acquisition, until the conversion and consolidation of both platforms occurs in the fourth quarter of fiscal 2010.

Net Interest Income.  Net interest income increased $636,000, or 11.1%, to $6.4 million for the three months ended December 31, 2009, from $5.7 million for the three months ended December 31, 2008.  The increase in net interest income is due to both the acquisition as well as the significantly lower rates paid on deposits in the quarter just ended than in the year ago same period. Net interest income associated with the Acquisition accounted for $593,000 of the increase. Fair value amortization of purchased loans and assumed deposits decreased interest income and interest expense by $427,000 and $200,000, respectively, during the first quarter of fiscal 2010. The Company’s net interest margin was unchanged at 3.37% for the quarter ended December 31, 2009, and December 31, 2008.

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

	Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(865)	$864	$(1)
Loans held for sale	(4)	(6)	(10)
Interest-bearing deposits in other banks	(13)	27	14
Investment securities, available for sale	(16)	8	(8)
Mortgage-backed securities	(198)	(272)	(470)
Federal Home Loan Bank stock	33		33
Total net change in income on interest-earning assets	$(1,063)	$621	$(442)

Interest-bearing liabilities:
Savings deposits	$(15)	$27	$12
Interest-bearing demand deposits	10	38	48
Money market accounts	(61)	67	6
Certificates of deposit	(786)	376	(410)
Total deposits	(852)	508	(344)
FHLB advances	(145)	(589)	(734)
Total net change in expense on interest-bearing liabilities	$(997)	$(81)	$(1,078)
Total increase in net interest income			$636

Interest and Dividend Income.  Total interest and dividend income for the three months ended December 31, 2009, decreased $442,000, or 4.7%, to $8.9 million, from $9.3 million for the three months ended December 31, 2008.  The decrease during the quarter was attributable to a decrease on yields earned on interest earning assets, which more than offset the effect of higher levels of interest earning assets.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Three Months Ended December 31,
	2009		2008		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2008
	(dollars in thousands)

Loans receivable, net of deferred fees/costs	$533,152	5.31%	$471,888	6.00%	$(1)
Loans held for sale	1,608	5.04	2,022	5.76	(9)
Interest bearing deposits in other banks	43,947	0.25	7,696	0.68	14
Investment securities, available for sale	5,966	1.48	4,511	2.66	(8)
Mortgage-backed securities	161,309	4.30	185,666	4.75	(471)
FHLB stock	10,326	-	9,591	(1.38)	33
Total interest-earning assets	$756,308	4.70%	$681,374	5.48%	$(442)

The yield on loans fell to 5.31% in the first quarter of fiscal 2010 due to the extremely low interest rate environment that has persisted for over a year and the impact of nonaccrual loans. Foregone interest income on nonaccrual loans was approximately $680,000 during the quarter ended December 31, 2009. While most of our adjustable-rate loans contain floors, new loans originated during fiscal year 2010 as well as portfolio loans repricing during the current year continue to drive down the average yield on the loan portfolio. In addition, the significant amount of interest bearing deposits in other banks yielding an average of 25 basis points is also a major factor in reducing the overall yield on interest earning assets.

Interest Expense.  Interest expense decreased $1.1 million, or 30.1%, to $2.5 million for the three months ended December 31, 2009 from $3.6 million for the three months ended December 31, 2008.  While the average balance of total interest-bearing liabilities increased $57.1 million, or 12.1%, to $527.4 million for the three months ended December 31, 2009 from $470.3 million for the three months ended December 31, 2008, interest expense decreased.  The reduction in average outstanding FHLB borrowings of $54.4 million was the most significant factor in the decrease in interest expense.  In addition, the average rate on certificates of deposit decreased from 3.73% to 2.20% and was also a factor in the decrease.

The following table details average balances, cost of funds and the change in interest expense:

	Three Months Ended December 31,
	2009		2008		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2008
	(dollars in thousands)

Savings deposits	$42,439	0.65%	$27,294	0.84%	$12
Interest-bearing demand deposits	103,772	0.60	77,609	0.55	48
Money market deposits	77,224	1.07	55,268	1.45	6
Certificates of deposit	225,507	2.20	177,219	3.73	(410)
FHLB advances	78,496	4.23	132,929	4.71	(734)
Total interest-bearing liabilities	$527,438	1.90%	$470,319	3.05%	$(1,078)

Provision for Loan Losses.  A provision for loan losses of $700,000 was recorded as a result of our analysis of the loan portfolio for the quarter ended December 31, 2009, compared to a provision for loan losses of $3.6 million for the same quarter of the prior year.  The provision recorded during the first quarter of fiscal 2010 was mainly due to continued signs of stress in the commercial real estate portfolio in the Idaho Region. We recorded a provision of $8.0 million in the quarter ended September 30, 2009, as we expected delinquent and nonperforming loans, particularly commercial real estate loans, to increase in the first quarter of fiscal year 2010. The review of our loan portfolio during the quarter ended September 30, 2009, evidenced continued deterioration in the ability of some commercial borrowers to service their debt requirements in the near future. At December 31, 2009, the allowance for loan losses included a general reserve of $10.1 million for loans in the Idaho Region portfolio that are not covered under a loss share agreement with the FDIC. The allowance for loan losses specifically allocated to impaired loans not covered under the loss share agreement totaled $2.1 million at December 31, 2009.

While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact the Company’s financial condition and results of operations.  In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The provision for loan losses is impacted by the types of loans and the risk factors associated with each loan type in the Bank’s portfolio. As the Bank increases its commercial and commercial real estate loan portfolios, the Bank anticipates it will increase its allowance for loan losses based upon the higher risk characteristics associated with commercial loans compared with one- to four- family residential loans, which have historically comprised the majority of the Bank’s loan portfolio.

The following table details selected activity associated with the allowance for loan losses:

	At or For the Three Months Ended December 31,
	2009	2008
	(dollars in thousands)
Provision for loan losses	$700	$3,575
Net charge-offs	1,294	127
Allowance for loan losses	28,141	8,027
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	5.34%	1.69%
Nonperforming loans	$48,039	$17,034
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	58.58%	47.12%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	9.12	3.58
Loans receivable, net	$497,862	$466,169

Noninterest Income.  Noninterest income increased $414,000, or 16.8%, to $2.9 million for the three months ended December 31, 2009 from $2.5 million for the three months ended December 31, 2008, with the Acquisition accounting for $444,000 of the increase. Excluding $752,000 from losses on transactions associated with the Acquisition recorded in the fourth quarter of fiscal 2009, noninterest income increased $249,000 from the linked quarter. The majority of the increase is within other income including increases in rental income and accretable income. Rental income increased $100,000 from the same period of the prior year due to rent received on foreclosed properties in the quarter just ended.  Other income of $160,000 was also recorded in the first quarter of fiscal 2010 associated with the accretion of the present value component of the FDIC indemnification asset.  In addition, interchange income increased $125,000 or 22.8% from the same period of the prior year.

Excluding the impact of the Acquisition, the Bank continues to experience year over year declines in nonsufficient funds fee income on checking accounts as the deposit portfolio strategically is shifted away from low-balance high overdraft accounts to higher-balance relationship accounts. Nonsufficient funds fee income is expected to continue to decline as a result of this shift and in reaction to newly promulgated regulations.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Three Months Ended December 30,		Increase (decrease)
	2009	2008	Amount	Percent
	(dollars in thousands)
Service fees and charges	$2,264	$2,109	$155	7.4%
Gain on sale of loans	183	190	(7)	(3.7)
Increase in cash surrender value of bank owned life insurance	107	106	1	0.9
Loan servicing fees	15	69	(54)	(78.3)
Mortgage servicing rights, net	-	(31)	31	(100.0)
Other	306	18	288	1,600.0
Total noninterest income	$2,875	$2,461	$414	16.8%

Noninterest Expense.  Noninterest expense increased $3.0 million, or 50.5%, to $9.1 million for the three months ended December 31, 2009 from $6.0 million for the three months ended December 31, 2008. Noninterest expense associated with the Acquisition accounted for $1.8 million of the increase.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Three Months Ended December 31,		Increase (decrease)
	2009	2008	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$4,617	$3,575	$1,042	29.2%
Occupancy and equipment	1,064	770	294	38.2
Data processing	800	542	258	47.6
Advertising	260	248	12	4.8
Professional services	479	335	144	43.0
Insurance and taxes	558	155	403	260.0
Provision for REO	801	-	801	-
Other	504	409	95	23.2
Total noninterest expense	$9,083	$6,034	$3,049	50.5%

Compensation and benefits increased $1.0 million from the year ago period primarily as a result of personnel added in the Acquisition. The Bank will continue to operate separate back offices in the Idaho and Central Oregon Regions until a full conversion and integration to a new core application platform is completed, which is anticipated in the fourth quarter of fiscal 2010.

Occupancy and equipment expenses were $294,000 higher in the first quarter of fiscal 2010 compared to the first quarter of fiscal year 2009 as the Acquisition accounted for $258,000 of the increase. During the 2010 quarter, the Bank purchased two former Community First Bank banking offices in Central Oregon from the FDIC as well as the furniture and fixtures in seven banking offices. Buildings and furniture and fixtures were not purchased at the closing of the Acquisition. Rent recorded on those assets during the first quarter of fiscal 2010 totaled $62,000.

Data processing expenses increased $258,000 during the first quarter of 2010 compared to the year-ago period with the Acquisition accounting for $165,000 of the increase. Professional services increased during the quarter due to audit costs related to external loan review services for the Acquisition.

Insurance and taxes increased $403,000 from the same period of the prior year due to insurance premiums on the increased number of foreclosed properties as well as overdue taxes paid on real estate owned upon foreclosure. The Bank also paid $2.2 million in prepaid FDIC deposit insurance premiums during the first quarter of fiscal 2010. This amount will be amortized to expense over three years beginning in the second quarter of fiscal 2010.

The provision for real estate owned increased $801,000 during the first quarter of fiscal year 2010 compared to the same period of the prior year as a result of quarterly valuation assessments performed on a significantly higher number of foreclosed properties.

Income Tax Benefit.  The Company recorded an income tax benefit of $218,000 for the three months ended December 31, 2009.  Net loss before income taxes was $527,000 for the three months ended December 31, 2009 compared to a net loss before taxes of $1.4 million for the three months ended December 31, 2008.

Liquidity, Commitments and Capital Resources

Liquidity.  We actively analyze and manage the Company’s liquidity with the objectives of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations and satisfy other financial commitments.  See the "Consolidated Statements of Cash Flows" contained in Item 1 - Financial Statements, included herein.

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and FHLB advances.  These sources of funds are used to make loans, acquire investment securities and other assets, and fund continuing operations.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.  We believe our current liquidity position and anticipated operating results are sufficient to fund the Company’s known existing commitments and activity levels.

Liquidity is essential to the Company’s business and liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits with financial institutions, primarily the Federal Reserve Bank of San Francisco or the FHLB of Seattle. On a longer-term basis, we maintain a strategy of investing in loans.

An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on liquidity. Our access to funding sources in amounts adequate to finance the Company’s activities on acceptable terms could be impaired by factors that affect the Company and the Bank, specifically, or within the financial services industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include adverse regulatory action, a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the turmoil faced by banking organizations and the continued deterioration in credit markets.

At December 31, 2009, certificates of deposit were $225.0 million, or 43.1% of total deposits, including $149.4 million that are scheduled to mature by December 31, 2010.  Recent disruptions in the credit markets have resulted in a highly price-competitive market for certificates of deposit. Some rates offered by competitors currently exceed alternative costs of borrowings and are high compared to historical spreads to U.S. Treasury note rates. Additionally, since loan demand continues to slow, we have been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in some deposit runoff as customers are moving their maturing balances to competitors at a higher pace than the Bank has historically experienced. Nonetheless, we believe the Company has adequate resources to fund all loan commitments through FHLB advances, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

At December 31, 2009, the Bank maintained a line of credit with the FHLB of Seattle equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  At December 31, 2009, the Bank was in compliance with the collateral requirements and $143.8 million of the line of credit was available. The Bank is highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs.  The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet our growth plans or to meet short and long-term liquidity demands.  However, the Company’s mortgage backed securities are marketable and could be sold to obtain cash to meet liquidity demands should access to FHLB funding be impaired. Additionally, the Bank could access funding from the Discount Window at the Federal Reserve Bank of San Francisco or through the origination of out of market brokered deposits.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of
December 31, 2009:
Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$1,889
Adjustable rate	11,935
Undisbursed balance of loans closed	4,839
Unused lines of credit	39,137
Commercial letters of credit	369
Total	$58,169

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Bank’s total regulatory capital was $150.3 million at December 31, 2009, or 19.1%, of total assets on that date. As of December 31, 2009, the Bank exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at December 31, 2009 were as follows: Tier 1 capital 19.1%; Tier 1 (core) risk-based capital 33.3%; and total risk-based capital 34.6%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

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

In recent years, the Company has primarily utilized the following strategies in its efforts to manage interest rate risk:

•	Reduced our reliance on long-term, fixed-rate one-to-four family residential loans by originating nearly all of these loans for sale in the secondary market;
•	Increased originations of adjustable-rate commercial and commercial real estate loans;
•
Reduced our reliance on higher-rate certificates of deposit and FHLB borrowings by focusing on core deposit growth, including checking and savings accounts that are less-sensitive to interest rate changes and have longer average lives than certificates of deposit.

Management employs various strategies to manage the Company’s interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At December 31, 2009, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments.  Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2009 Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing.  The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A.  Risk Factors

Our loan portfolio has a concentration of loans secured by commercial real estate, which is primarily secured by nonowner-occupied investment properties. Continued deterioration in the local economy may result in additional losses on loans.

We define our commercial loan portfolio to include commercial real estate, multi-family, commercial business and real estate construction loans. At December 31, 2009, the outstanding balance of the commercial loan portfolio was $301.5 million, which comprised 57.2% of our gross loans. Total commitments outstanding in the commercial loan portfolio, which includes unfunded lines of credit and construction loans in process, totaled approximately $320.3 million. Non-owner occupied and owner-occupied commercial loan commitments totaled $157.9 million and $75.9 million, respectively, at December 31, 2009. Non-owner occupied and owner-occupied commercial loan commitments covered under the loss share agreement with the FDIC totaled $32.7 million and $25.5 million, respectively, at December 31, 2009.

Generally, deterioration in the performance and collectability of a loan secured by owner-occupied real estate can be better monitored than a nonowner-occupied real estate loan as we typically do not have the ability to assess the financial performance of tenants who are leasing from borrowers on investment property loans. We regularly review financial information of borrowers on owner-occupied loans whereas we can typically review only vacancy and rent rolls of tenants of borrowers on nonowner-occupied loans.

Office, retail and industrial real estate comprised, respectively, 33%, 18% and 17% of the collateral securing our nonowner-occupied commercial real estate commitments at December 31, 2009. Specialty or single-use, industrial and office real estate comprised, respectively, 31%, 28% and 25% of our owner-occupied commercial real estate loan portfolio at December 31, 2009. Vacancies in office, retail and industrial real estate projects continue to increase in both of the Bank’s markets. Continued deterioration in the general economy may increase vacancies further, which may result in decreased cash flow to our borrowers and further declines in value on foreclosed commercial real estate causing additional provisions for loan and REO losses.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of the Shareholders (“the Annual Meeting”) was held on January 19, 2010. The following matters were submitted to a vote of the shareholders of the Company at the Annual Meeting and received the required vote for election or approval as follows:

Proposal 1. Election of Directors

Shareholders elected the following Directors:

Nominee	For	Withheld
James R. Stamey	12,479,802	139,165
Robert A. Tinstman	12,535,589	83,378

Each of the following directors who were not up for re-election at the annual meeting of stockholders will continue in office:  Daniel L. Stevens, Richard J. Navarro, Brad J. Little, Len E. Williams, and N. Charles Hedemark.

Proposal 2. Ratifying the appointment of independent auditor

Shareholders ratified the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the year ending September 30, 2010, by the following vote:

For	Against	Abstaining
14,563,443	91,304	9,343

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction(1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (2)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams(8)
10.2	Amended Severance Agreement with Eric S. Nadeau(8)
10.3	Amended Severance Agreement with Steven D. Emerson(8)
10.4	Amended Severance Agreement with Steven K. Eyre(8)
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (3)
10.6	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.8
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (2)

10.9	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (2)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Len E. Williams(8)
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Eric S. Nadeau(8)
10.12	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Steven D. Emerson(8)
10.13	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Steven K. Eyre(8)
10.14	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (4)
10.15	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (4)
10.15	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (5)
10.16	Transition Agreement with Daniel L. Stevens (6)
10.17	2008 Equity Incentive Plan (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
______
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2009
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-146289)
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

*      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Home Federal Bancorp, Inc.

Date: February 8, 2010	/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2010	/s/ Eric S. Nadeau
Eric S. Nadeau
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

33