Form 10-Q
period 2010-03-31
Home Federal Bancorp, Inc.
filed 2010-05-10
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33795

HOME FEDERAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	68-0666697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 12th Avenue South, Nampa, Idaho	83651
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(208) 466-4634

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 16,687,760 shares outstanding as of May 4, 2010.

HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	2

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4. CONTROLS AND PROCEDURES	34

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	34

ITEM 1A. RISK FACTORS	35

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	35

ITEM 4. REMOVED AND RESERVED	36

ITEM 5. OTHER INFORMATION	36

ITEM 6. EXHIBITS	36

SIGNATURES	37

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	March 31, 2010	September 30, 2009
ASSETS
Cash and due from depository institutions	$106,041	$ 46,783
Federal funds sold	22,840	3,170
Cash and cash equivalents	128,881	49,953
Investment securities available for sale, at fair value	155,615	169,320
Loans held for sale	2,180	862
Loans receivable, net of allowance for loan losses of $27,779
and $28,735	479,098	510,629
Accrued interest receivable	2,422	2,781
Property and equipment, net	26,459	20,462
Bank owned life insurance	12,225	12,014
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	10,326	10,326
Real estate and other property owned	13,564	18,391
FDIC indemnification receivable, net	16,030	30,038
Other assets	5,304	3,123
TOTAL ASSETS	$852,104	$827,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand deposits	$ 64,968	$ 68,155
Interest-bearing demand deposits	204,382	176,049
Savings deposits	48,651	41,757
Certificates of deposit	236,899	228,897
Total deposit accounts	554,900	514,858
Advances by borrowers for taxes and insurance	1,052	1,132
Interest payable	556	553
FHLB advances and other borrowings	75,298	84,737
Deferred compensation	5,353	5,260
Deferred tax liability, net	5,331	5,571
Other liabilities	2,566	6,123
Total liabilities	645,056	618,234
STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized;
Issued and outstanding, none	-	-
Common stock, $.01 par value; 90,000,000 authorized;
Issued and outstanding:
17,460,311 issued, 16,687,760 outstanding March 31, 2010
17,445,311 issued, 16,698,168 outstanding September 30, 2009	167	167
Additional paid-in capital	151,776	150,782
Retained earnings	60,823	64,483
Unearned shares issued to employee stock ownership plan	(9,178)	(9,699)
Accumulated other comprehensive income	3,460	3,932
Total stockholders’ equity	207,048	209,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$852,104	$827,899

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data) (Unaudited)	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Interest and dividend income:
Loans, including fees	$ 7,033	$ 6,806	$14,136	$13,919
Investment securities	1,618	2,123	3,352	4,328
Other interest and dividends	87	1	136	11
Total interest and dividend income	8,738	8,930	17,624	18,258
Interest expense:
Deposits	1,674	1,742	3,348	3,760
FHLB advances and other borrowings	762	1,228	1,593	2,793
Total interest expense	2,436	2,970	4,941	6,553
Net interest income	6,302	5,960	12,683	11,705
Provision for loan losses	2,375	1,060	3,075	4,635
Net interest income after provision for loan losses	3,927	4,900	9,608	7,070
Noninterest income:
Service charges and fees	2,146	1,892	4,410	4,001
Gain on sale of loans	125	407	308	597
Increase in cash surrender value of bank owned life insurance	104	104	211	210
Other, net	94	(58)	415	(2)
Total noninterest income	2,469	2,345	5,344	4,806
Noninterest expense:
Compensation and benefits	4,689	3,779	9,306	7,354
Occupancy and equipment	980	729	2,044	1,499
Data processing	797	577	1,597	1,119
Advertising	282	197	542	445
Postage and supplies	177	146	343	283
Professional services	505	299	984	634
Insurance and taxes	480	306	1,038	461
Provision for losses on real estate and other property owned	1,290	161	2,091	161
Other	360	377	698	649
Total noninterest expense	9,560	6,571	18,643	12,605
Income (loss) before income taxes	(3,164)	674	(3,691)	(729)
Income tax expense (benefit)	(1,233)	198	(1,451)	(404)
Income (loss) before extraordinary item	(1,931)	476	(2,240)	(325)
Extraordinary gain on acquisition, less income taxes of $195	305	-	305	-
Net income (loss)	$ (1,626)	$ 476	$ (1,935)	$ (325)

Earnings (loss) per common share before extraordinary item:
Basic	$(0.12)	$0.03	$(0.14)	$(0.02)
Diluted	(0.12)	0.03	(0.14)	(0.02)
Earnings (loss) per common share after extraordinary item:
Basic	$(0.10)	$0.03	$(0.12)	$(0.02)
Diluted	(0.10)	0.03	(0.12)	(0.02)
Weighted average number of shares outstanding:
Basic	15,481,827	15,740,0644	15,464,699	15,936,796
Diluted	15,481,827	15,776,330	15,464,699	15,936,796

Dividends declared per share:	$ 0.055	$ 0.055	$ 0.110	$ 0.110

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data) (Unaudited)
	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	(“ESOP”)	Income (Loss)	Total
Balance at September 30, 2008	17,374,161	$174	$157,205	$59,813	$(10,605)	$(1,400)	$205,187
Restricted stock issued, net of forfeitures	159,115	2	(2)				-
ESOP shares committed to be released			63		906		969
Exercise of stock options	32,862		353				353
Share-based compensation			1,088				1,088
Treasury shares purchased	(867,970)	(9)	(7,888)				(7,897)
Dividends paid ($0.220 per share)				(3,456)			(3,456)
Tax adjustment from equity compensation plans			(37)				(37)
Comprehensive income:
Loss before extraordinary item				(7,165)			(7,165)
Extraordinary gain, net of tax				15,291			15,291
Other comprehensive income:
Change in unrealized holding gain on securities available for sale, net of taxes of $3,473						5,210	5,210
Adjustment for realized losses, net of taxes of $81						122	122
Comprehensive income							13,458
Balance at September 30, 2009	16,698,168	167	150,782	64,483	(9,699)	3,932	209,665
Restricted stock forfeited, net of new issuance	(25,408)
ESOP shares committed to be released			193		521		714
Exercise of stock options	15,000		161				161
Share-based compensation			624				624
Tax adjustment from equity compensation plans			16				16
Dividends paid ($0.11 per share)				(1,725)			(1,725)
Comprehensive income:
Loss before extraordinary item				(2,240)			(2,240)
Extraordinary gain, net of tax				305			305
Other comprehensive income:
Change in unrealized holding gain on securities available for sale, net of taxes of $(304)						(472)	(472)
Comprehensive income (loss)							(2,407)
Balance at March 31, 2010	16,687,760	$167	$151,776	$60,823	$(9,178)	$3,460	$207,048

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Six Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,935)	$ (325)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,023	871
Net amortization of premiums and discounts on investments	206	7
Loss on sale of fixed assets and repossessed assets	33	51
ESOP shares committed to be released	714	460
Share-based compensation	624	417
Provision for loan losses	3,075	4,635
Provision for losses on real estate and other property owned	2,091	161
Accrued deferred compensation expense, net	94	34
Net deferred loan fees	4	(2)
Deferred income tax benefit	65	(2,137)
Net gain on sale of loans	(308)	(597)
Proceeds from sale of loans held for sale	13,068	32,950
Originations of loans held for sale	(14,078)	(35,071)
Net decrease in value of mortgage servicing rights	-	31
Increase in cash surrender value of bank owned life insurance	(211)	(210)
Change in assets and liabilities:
Interest receivable	359	263
Other assets	(3,512)	429
Interest payable	3	(124)
Other liabilities	(3,540)	1,542
Net cash (used) provided by operating activities	(2,225)	3,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of mortgage-backed securities available for sale	21,485	14,717
Purchases of mortgage-backed securities available for sale	(6,720)	(465)
Purchase of securities available for sale	(8,042)	-
Proceeds from maturities and calls of securities available for sale	6,000	-
Maturity of certificate of deposit	-	5,000
Sale of mortgage servicing rights	-	1,676
Reimbursement of loan losses under loss share agreement	15,317	-
Purchases of property and equipment	(7,059)	(1,941)
Net decrease in loans	22,101	11,455
Proceeds from sale of fixed assets and real estate and other property owned	9,113	510
Net cash provided by investing activities	52,195	30,952

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	40,042	3,643
Net decrease in advances by borrowers for taxes and insurance	(81)	(77)
Proceeds from FHLB advances	-	18,000
Repayment of FHLB advances	(10,890)	(51,063)
Net proceeds from other borrowings	1,451	-
Proceeds from exercise of stock options	161	353
Repurchases of common stock	-	(7,895)
Dividends paid	(1,725)	(1,742)
Net cash provided (used) by financing activities	28,958	(38,781)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,928	(4,444)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,953	23,270
CASH AND CASH EQUIVALENTS, END OF PERIOD	$128,881	$ 18,826

See accompanying notes.

(Continued)
HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Six Months Ended March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$4,938	$6,678
Taxes	(700)	2,285

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	6,327	$5,635
Fair value adjustment to securities available for sale, net of taxes	(472)	4,203

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”), which is headquartered in Nampa, Idaho. The financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the six month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

The Company’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of loss estimates. The specific allowance component is determined when management believes that the collectibility of an individually reviewed loan has been impaired and a loss is probable. The general allowance component takes into consideration probable, incurred losses that are inherent within the loan portfolio but have not been specifically identified. The general allowance is determined by applying historical loss percentages to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Adjustments are made to historical loss percentages to reflect current economic and internal environmental factors that may increase or decrease those historical loss percentages such as changes in underwriting standards and unemployment rates. As a result of the imprecision in calculating inherent and incurred losses, a range is estimated for the general allowance to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other qualitative factors that may alter historical loss experience.

Loans Acquired with Deteriorated Credit Quality. Accounting Standards Codification Topic (“ASC”) 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans accounted for under ASC 310-30, management determined the value of the loan portfolio based on work provided by an appraiser. Factors considered in the valuation were the type of loan and related collateral, projected cash flows for the loans, which was primarily the liquidation value of the collateral, the classification status of the loan and current discount rates. At March 31, 2010, a majority of these loans were valued based on the estimated fair value of the underlying collateral. Certain amounts related to the ASC 310-30 loans are preliminary estimates and are highly subjective. Adjustments in future quarters may occur up to one year from the date of acquisition.

FDIC Indemnification Asset. On August 7, 2009, the Bank entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of a failed financial institution. The loans, foreclosed real estate and other repossessed property purchased are covered by a loss sharing agreement between the FDIC and the Bank that provides the Bank significant protection against losses on these covered assets. Under this agreement, the FDIC will reimburse the Bank for 80% of the first $34.0 million of losses. The FDIC will reimburse the Bank for 95% of realized losses that exceed $34.0 million. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. This agreement extends for ten years for one-to-four family real estate loans and for five years for other loans.

Management has estimated the amount of losses inherent in the covered assets purchased in the acquisition and the amounts that would be receivable from the FDIC upon a loss event. The Bank cannot submit claims of loss until certain events occur, as defined under the purchase and assumption agreement. As such, the value of the indemnification asset is subject to a high degree of uncertainty and estimation as to the timing of the losses and subsequent recovery of a portion of those losses under the loss sharing agreement.

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

Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure (“REO”) are initially recorded at the lesser of the outstanding loan balance or the fair value at the date of foreclosure minus estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations and could adversely affect our financial condition and profitability.

Note 3 - Acquisition

On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits (excluding nearly all brokered deposits) and liabilities and to purchase certain assets of Community First Bank, a full service commercial bank, headquartered in Prineville, Oregon (the “Acquisition”). The Bank assumed approximately $142.8 million of deposits through the Acquisition. Additionally, the Bank purchased approximately $142.3 million in loans and $12.9 million of real estate and other repossessed assets subject to the loss share agreement on covered assets as described above in Note 2. The Bank also purchased cash and cash equivalents and investment securities of Community First Bank valued at $37.7 million at the date of the Acquisition, and assumed $18.3 million in Federal Home Loan Bank advances and other borrowings. The Company accounts for the Bank’s loss sharing agreement with the FDIC as an indemnification asset. The transaction did not generate any goodwill.

Note 4 - Earnings (Loss) Per Share

The Company has granted stock compensation awards with non-forfeitable dividend rights, which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Net income (loss)	$(1,626)	$476	$(1,935)	$(325)
Allocated to participating securities	24	(4)	32	2
Net loss allocated to common shareholders	(1,602)	472	(1,903)	(327)
Extraordinary gain, net of taxes	305	-	305	-
Net loss allocated to common stock before extraordinary gain	$(1,907)	$472	$(2,208)	$(327)

Weighted average common shares outstanding, including shares considered participating securities	15,721,805	15,622,777	15,723,760	16,085,614
Less: Average participating securities	(239,978)	(117,287)	(259,061)	(148,818)
Weighted average shares	15,481,827	15,505,490	15,464,699	15,936,796
Net effect of dilutive restricted stock	-	36,266	-	-
Weighted average shares and common stock equivalents	15,481,827	15,541,756	15,464,699	15,936,796
Basic earnings (loss) per common share before extraordinary item	$(0.12)	$(0.03)	$(0.14)	$(0.02)
Basic earnings (loss) per common share after extraordinary item	(0.10)	(0.03)	(0.12)	(0.02)
Diluted earnings (loss) per common share before extraordinary item	(0.12)	(0.03)	(0.14)	(0.02)
Diluted earnings (loss) per common share after extraordinary item	(0.10)	(0.03)	(0.12)	(0.02)

Options excluded from the calculation due to their anti-dilutive effect on EPS	873,324	547,942	873,324	547,942

Note 5 - Investment securities

Investment securities available for sale consisted of the following at the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2010
Obligations of U.S. Government- sponsored enterprises (“GSE”)	$4,562	$43	$-	$4,605
Obligations of states and political subdivisions	1,520	10	(13)	1,517
Mortgage-backed securities, GSE-issued	143,247	5,790	(31)	149,006
Mortgage-backed securities, private label	509	-	(22)	487
Total	$149,838	$5,843	$(66)	$155,615

September 30, 2009
Obligations of U.S. GSE	$4,089	$42	$(4)	$4,127
Mortgage-backed securities, GSE-issued	158,065	6,529	-	164,594
Mortgage-backed securities, private label	612	-	(13)	599
Total	$162,766	$6,571	$(17)	$169,320

Mortgage-backed securities are comprised of fixed and variable-rate residential mortgages.

The fair value of impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed for the periods indicated were as follows:
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2010
Obligations of states and political subdivisions	$759	$(13)	$-	$-	$759	$(13)
Mortgage-backed securities, GSE-issued	2,092	(31)	-	-	2,092	(31)
Mortgage-backed securities, private label	487	(22)	-	-	487	(22)
	$3,338	$(66)	$-	$-	$3,338	$(66)

September 30, 2009
Obligations of U.S. GSE	$2,015	$(4)	$-	$-	$2,015	$(4)
Mortgage-backed securities, GSE-issued	-	-	-	-	-	-
Mortgage-backed securities, private label	-	-	599	(13)	599	(13)
	$2,015	$(4)	$599	$(13)	$2,614	$(17)

Management has evaluated these securities and has determined that the decline in fair value is not other than temporary. These securities have contractual maturity dates and management believes it is reasonably probable that principal and interest balances on these securities will be collected based on the performance, underwriting, credit support and vintage of the loans underlying the securities. However, continued deteriorating economic conditions may result in degradation in the performance of the loans underlying these securities in the future. The Company has the ability and intent to hold these securities for a reasonable period of time for a forecasted recovery of the amortized cost. The Company does not intend to sell these securities and it is not likely that the Company would be required to sell securities in an unrealized position before recovery of its cost basis.

As of March 31, 2010 and September 30, 2009, the Bank pledged investment securities for the following obligations:

	March 31, 2010		September 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
FHLB borrowings	$59,065	$61,516	$66,104	$68,900
Treasury, tax and loan funds at the Federal Reserve Bank	3,940	4,169	4,523	4,767
Repurchase agreements	7,747	8,145	3,338	3,459
Deposits of municipalities and pubic units	3,469	3,661	5,074	5,354
Total	$74,221	$77,491	$79,039	$82,480

Note 6 - Loans Receivable

Loans receivable are summarized by collateral type as follows:

	March 31, 2010		September 30, 2009
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Real estate:
One-to-four family residential	$161,451	31.80%	$178,311	33.01%
Multi-family residential	16,636	3.28	16,286	3.01
Commercial	214,876	42.33	213,471	39.52
Total real estate	392,963	77.41	408,068	75.54

Real estate construction:
One- to four-family residential	8,532	1.68	10,871	2.01
Multi-family residential	6,471	1.27	10,417	1.93
Commercial and land development	25,362	5.00	27,144	5.02
Total real estate construction	40,365	7.95	48,432	8.96

Consumer:
Home equity	50,138	9.87	53,368	9.88
Automobile	1,801	0.35	2,364	0.44
Other consumer	3,273	0.64	3,734	0.69
Total consumer	55,212	10.86	59,466	11.01

Commercial business	19,199	3.78	24,256	4.49
	507,739	100.00%	540,222	100.00%

Deferred loan fees	(862)		(858)
Allowance for loan losses	(27,779)		(28,735)
Loans receivable, net	$479,098		$510,629

Note 7 – Allowance for Loan Losses

Activity in the allowance for loan losses for the three and six month periods ended March 31, 2010 and 2009, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)

Beginning balance	$28,141	$8,027	$28,735	$4,579
Provision for loan losses	2,375	1,060	3,075	4,635
Losses on loans charged-off	(2,821)	(1,778)	(4,185)	(1,908)
Recoveries on loans charged-off	84	24	154	27
Ending balance	$27,779	$7,333	$27,779	$7,333

The following table summarizes impaired loans at March 31, 2010, and September 30, 2009:

	March 31, 2010	September 30, 2009
	(in thousands)
Impaired loans with related specific allowance	$13,362	$7,131
Impaired loans with no related allowance	13,664	6,657
Total impaired loans	$27,026	$13,788

Specific allowance on impaired loans	$2,442	$1,516

Loans acquired with deteriorating credit quality were previously included in the impaired loans with no related allowance totals in the above table.  Those balances were $22.4 million and $26.2 million as of March 31, 2010 and September 30, 2009, respectively.

Troubled debt restructurings totaled $8.7 million and $11.9 million at March 31, 2010 and September 30, 2009, respectively.

Note 8 – Fair Value Measurement

ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

The following table summarized the Company’s financial assets that were measured at fair value on a recurring basis at March 31, 2010 and September 30, 2009:

	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2010
Obligations of U.S. Government- sponsored enterprises (“GSE”)	$4,605	-	$4,605	-
Obligations of states and political subdivisions	1,517	-	1,517	-
Mortgage-backed securities, GSE issued	149,006	-	149,006	-
Mortgage-backed securities, private label	487		487

September 30, 2009
Obligations of U.S. Government- sponsored enterprises	$4,127	-	$4,127	-
Mortgage-backed securities, GSE issued	164,594	-	164,594	-
Mortgage-backed securities, private label	599		599

Additionally, certain assets are measured at fair value on a non-recurring basis.  These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at March 31, 2010 and September 30, 2009:

	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2010
Impaired loans	$10,776	-	-	$10,776
Real estate owned	13,564	-	-	13,564

September 30, 2009
Impaired loans	$5,699	-	-	$5,699
Real estate owned	18,391	-	-	18,391

Impaired loans, which are measured for impairment using the fair value of the collateral at March 31, 2010, had a carrying amount of $13.2 million, net of specific valuation allowances totaling $2.4 million.

The specific valuation allowance required a provision of $1.6 million and $207,000 during the quarters ended March 31, 2010 and March 31, 2009, respectively, and a provision of $2.4 million and $954,000 for the six month periods ended March 31, 2010, and March 31, 2009, respectively.

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

The estimated fair values of the Company’s financial instruments at March 31, 2010 were as follows:

	March 31, 2010
	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$128,881	$128,881
Investment securities	155,615	155,615
Loans held for sale	2,180	2,180
Loans receivable, net	479,098	481,529
FHLB stock	10,326	N/A
Accrued interest receivable	2,422	2,422

Financial Liabilities:
Demand and savings deposits	$318,001	$318,001
Certificates of deposit	236,899	241,719
FHLB advances and other borrowings	75,298	78,732
Advances by borrowers for taxes and insurance	1,052	1,052
Accrued interest payable	556	556

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents: The carrying amount approximates fair value.

Investment Securities: The Company’s investment securities available for sale consist primarily of securities issued by U.S. Government sponsored enterprises that trade in active markets.  These securities are included under Level 2 because there may or may not be daily trades in each of the individual securities and because the valuation of these securities may be based on instruments that are not exactly identical to those owned by the Company.

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

Off-balance-sheet instruments: Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at March 31, 2010 and 2009, were insignificant.

Note 9 –FDIC Indemnification Receivable

The following table details the calculation of the FDIC indemnification asset at March 31, 2010 (in thousands):

Balance of covered assets	$115,286
Estimated losses on covered assets:
Loans	19,565
Real estate and other repossessed assets	362
Reimbursable expenses	450
Estimated losses on covered assets	$20,377

80% loss threshold under loss share agreement	$34,000
Cumulative losses claimed through March 31, 2010	19,147
Remaining 80% loss threshold	$14,853

Estimated losses at 80% rate	$14,853
Estimated recovery at 80% rate		$11,882

Estimated losses at 95% rate	5,524
Estimated recovery at 95% rate		5,248
		17,130
Less: Net present value discount		(1,100)
Total	$20,377	$16,030

Activity in the FDIC indemnification receivable for the six month period ended March 31, 2010, was as follows:

	Reimbursement rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable
	(in thousands)
Balance at September 30, 2009	$34,000	$4,405	$31,385	$(1,347)	$30,038
Payments from FDIC for losses on covered assets	(19,147)		(15,318)		(15,318)
Adjustment for estimated losses over threshold		1,119	1,063		1,063
Discount accretion				247	247
Balance at March 31, 2010	14,853	5,524	17,130	(1,100)	16,030

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
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed from time to time in our filings with the SEC, including our 2009 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.  Such developments could have an adverse impact on our financial position and our results of operations.

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

The following summarizes key activities of the Company during the second fiscal quarter ended March 31, 2010:

▪	Deposits increased $32.4 million for the linked quarter with core deposits (checking, money market and savings accounts) increasing $20.5 million
▪	Net interest income increased 6% over the second quarter of fiscal 2009
▪	Cash and cash equivalents increased significantly from the linked quarter
▪	Gross loans declined $19.1 million as lending opportunities meeting our criteria remain difficult to obtain
▪	Nonperforming assets increased $1.2 million to $64.0 million
▪	Provision for loan losses totaled $2.4 million while net charge-offs totaled $2.7 million
▪	Valuation adjustments and taxes on real estate owned totaled $1.4 million

▪	The Bank received $5.9 million in reimbursed losses from the FDIC on assets covered under the loss share agreement

The current economic and interest rate environments continue to challenge our organic growth plans, although we have achieved significant deposit growth in fiscal year 2010. While total assets increased during the second quarter of fiscal year 2010, a diminished supply of creditworthy lending opportunities contributed to a decrease in outstanding loan balances. Cash and amounts due from depository institutions increased significantly. We have conserved cash balances as a liquidity cushion to support the potential acquisition of a failed institution. Alternative investments to loans are also unattractive as investment securities offer very low yields within our credit and interest rate risk tolerances.

Consistent with our stated strategy to transform the Company’s balance sheet, we reduced fixed-term borrowing balances with the Federal Home Loan Bank of Seattle (“FHLB”) and continued to focus on growing core deposits, defined as non-maturity deposits such as checking, savings and money market accounts, which we believe will increase the franchise value of the Company and improve profitability by reducing interest rate sensitivity and high-cost borrowing balances. We did incur growth in certificates of deposit during the second quarter of fiscal year 2010, although $9.3 million of the $11.9 million growth in certificates of deposit occurred in a 30-day deposit account used by commercial customers as a short-term investment vehicle. We believe we have priced and delivered this product as an alternative to daily investment sweep deposits.

While we were successful in selling some foreclosed real estate during the quarter, continued deterioration in commercial real estate loans resulted in an increase in nonperforming assets during the quarter ended March 31, 2010. Nonperforming commercial real estate loans increased in both markets as vacancies continued to rise, particularly in our Idaho Region. We continue to see retail stores closing after December 31, 2009, and expect delinquencies in our commercial real estate loan portfolio to rise, which may lead to additional loan losses. We recorded a provision for loan losses of $2.4 million during the second quarter of fiscal year 2010 primarily due to the increase in nonperforming loans and because of the continued declines in commercial real estate values. We also increased our general reserve for a pool of residential loans we purchased from Countrywide Financial (now Bank of America) in fiscal year 2006. Delinquencies in that portfolio have increased to 24% at March 31, 2010.

The economic environment in our markets of Southwestern Idaho and Central Oregon continues to be weak with unemployment rates exceeding national levels and with reduced prospects for economic growth over the next 12 months. We believe that meaningful organic growth in loans will be difficult to achieve in the short term. Therefore, we continue to review and pursue FDIC-assisted acquisitions in order to take advantage of the unique opportunity these acquisitions present to grow the organization with quantifiable credit risk exposure. The Board and Management of the Company have identified the intermountain region between Salt Lake City and the Cascade Mountain range as the initial primary target market for organic and acquisitive growth. We believe several institutions may be placed into FDIC receivership in this region and we intend to participate in auctions of failed institutions that provide attractive franchise expansion. Nonetheless, we can provide no assurance that any of these opportunities will materialize or, if they do, that the Bank will be the successful bidder for a failed institution (See “Part II – Other Information, Item 1A – Risk Factors”).

Critical Accounting Estimates and Related Accounting Policies

Note 2 to the consolidated financial statements in this Quarterly Report on Form 10-Q provides a description of critical accounting policies and significant estimates in the financial statements that should be considered in conjunction with the reading of this discussion and analysis.

Comparison of Financial Condition at March 31, 2010, and September 30, 2009

For the six months ended March 31, 2010, total assets increased $24.2 million.  The changes in total assets were primarily concentrated in the following asset categories:

			Increase/(Decrease)

	Balance at March 31, 2010	Balance at September 30, 2009	Amount	Percent
	(dollars in thousands)
Cash and amounts due from depository institutions	$128,881	$49,953	$78,928	158.0%
Investments available for sale, at fair value	155,615	169,320	(13,705)	(8.1)
Loans receivable, net of allowance for loan losses	479,098	510,629	(31,531)	(6.2)
FDIC indemnification receivable, net	16,030	30,038	(14,008)	(46.6)

Cash and amounts due from depository institutions. Cash and amounts due from depository institutions increased $78.9 million to $128.9 million at March 31, 2010, from $50.0 million at September 30, 2009.  Significant deposit growth funded the increase in cash with deposits increasing $40.0 million during the six months ended March 31, 2010.  We also received $15.3 million in reimbursements from losses incurred on acquired assets during the six months ended March 31, 2010, under the loss share agreement with the FDIC. In addition, cash increased due to principal repayments on one-to-four family residential mortgages and mortgage backed securities exceeding loan originations and purchases of mortgage backed securities.  We used some cash to pay maturing borrowings from the FHLB during fiscal year 2010. We continue to hold excess levels of cash as a result of the very low interest rate environment, which makes medium-term investments unattractive, and to provide increased flexibility for potential acquisitions.

Investments. Investments decreased $13.7 million to $155.6 million at March 31, 2010, from $169.3 million at September 30, 2009.  The decrease was primarily the result of principal repayments exceeding the purchases of securities during the six months ended March 31, 2010.  Principal reduction totaled $27.5 million for the six months ended March 31, 2010.

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

FHLB Stock. At March 31, 2010, the Bank held $10.3 million of common stock in the FHLB. This security is reported at par value, which represents the Bank’s cost. The FHLB has reported a capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator. As a result, the FHLB has stopped paying a dividend and has suspended the repurchase and redemption of outstanding common stock until its retained earnings deficiency is reclaimed.

The FHLB has stated it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market and credit risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, we have not recorded an "other than temporary impairment" on our investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities, or the requirement that the Bank contribute additional funds to recapitalize the FHLB, or reduce the Bank’s ability to borrow funds from the FHLB, which would impair the Bank’s ability to meet liquidity demands.

Loans. Net loans receivable decreased $31.5 million to $479.1 million at March 31, 2010, from $510.6 million at September 30, 2009.  One-to-four family residential mortgage loans decreased $18.9 million as we originate conventional one-to-four family residential loans primarily for sale in the secondary market. As a result, the residential loan portfolio will likely continue to decline as new loans are not added to the portfolio. Consumer loans decreased $4.4 million to $54.7 million as of March 31, 2010.  Commercial real estate, multifamily and acquisition and development loans decreased $9.2 million to $290.7 million at March 31, 2010, from $299.9 million at September 30, 2009. We plan to continue our emphasis on commercial and small business banking products although the slowing economy has reduced growth opportunities for businesses in our primary markets, thereby limiting our ability to generate new loans meeting our investment objectives and criteria.

Asset Quality. Net loan charge-offs totaled $2.7 million during the quarter ended March 31, 2010, compared to $1.3 million during the quarter ended December 31, 2009, and $4.3 million for the quarter ended September 30, 2009.  Loans delinquent 30 to 89 days totaled $10.7 million at March 31, 2010, including $4.4 million of delinquent loans covered by the loss share agreement with the FDIC, as compared to $7.9 million at September 30, 2009.  The following table summarizes loans delinquent 30 to 89 days:

	March 31,	September 30,
	2010	2009
	(in thousands)
Land acquisition and development	$1,641	$3,537
One-to-four family construction	155	481
Commercial real estate	4,233	1,886
One-to-four family residential	3,705	1,551
Other	965	415
Total loans delinquent 30 to 89 days	$10,699	$7,870

The allowance for loan losses was $27.8 million, or 5.47%, of gross loans at March 31, 2010, compared to $28.7 million, or 5.32% of gross loans at September 30, 2009. At March 31, 2010, we recorded an allowance of $15.7 million on loans purchased in the Acquisition and an allowance of $12.1 million on loans in the Idaho Region loan portfolio. Approximately $2.4 million of the allowance for loan losses on the Idaho Region portfolio is allocated to nonperforming loans.

Loans that were troubled on the date of the Acquisition were recorded at fair value under ASC 310-30, which means an allowance for loan losses is not reported separately on the balance sheet. Loans accounted for under ASC 310-30 reported in loans on the balance sheet totaled $22.4 million at March 31, 2010. Because of the loss sharing agreement with the FDIC on these assets, we do not expect to incur excessive future losses on the acquired loan portfolio. However, our inability to perform specific requirements under the purchase and assumption agreement with the FDIC or to properly service and manage the workout of troubled loans in the loss share portfolio may result in certain loans losing eligibility for reimbursement of losses under the loss share agreement.

Nonperforming assets, which include all loans past due greater than 90 days, loans on nonaccrual status and real estate and other property owned, totaled $64.0 million at March 31, 2010, compared to $56.9 million at September 30, 2009. The delinquency table above includes $2.7 million, and $5.1 million of loans that were placed on nonaccrual status at March 31, 2010, and September 30, 2009, respectively, which are also included in the table below that summarizes total nonperforming loans (including nonaccrual and impaired loans) and real estate owned:

	March 31, 2010			September 30, 2009
(in thousands)	Covered Assets	Legacy Portfolio	Total	Covered Assets	Legacy Portfolio	Total
Acquisition and development	$7,382	$1,641	$9,023	$6,985	$623	$7,608
One-to-four family construction	740	828	1,568	481	2,283	2,764
Commercial real estate	16,163	9,993	26,156	11,016	2,725	13,741
One-to-four family residential	3,413	7,546	10,959	5,020	5,971	10,991
Other	2,689	50	2,739	3,206	182	3,388
Total nonperforming loans	30,387	20,058	50,445	26,708	11,784	38,492
Real estate owned and other property owned	5,547	8,017	13,564	7,516	10,875	18,391
Total nonperforming assets	$35,934	$28,075	$64,009	$34,224	$22,659	$56,883

Troubled debt restructurings that were not included in the delinquency or nonperforming asset tables above totaled $1.4 million and $4.6 million at March 31, 2010, and September 30, 2009, respectively. All troubled debt restructurings are considered to be impaired loans, but may not necessarily be placed on nonaccrual status.

Appraisals on loans secured by consumer real estate are updated when the loan becomes 120 days past due, or earlier if circumstances indicate the borrower will be unable to repay the loan under the terms of the note. Additionally, appraisals are updated if the borrower requests a modification to their loan. On commercial business loans, appraisals are updated upon a determination that the borrower will be unable to repay the loan according to the terms of the note or upon a notice of default, whichever is earlier. Appraisals are updated on all loan types immediately prior to a foreclosure sale and quarterly thereafter once the collateral title has been transferred to the Bank.

Real estate and other repossessed assets decreased $4.8 million or 26.2% to $13.6 million compared to $18.4 million as of September 30, 2009. At March 31, 2010, real estate owned and other repossessed assets was comprised of $8.0 million of land development and speculative one-to-four family construction projects, $3.6 million of commercial real estate, and $2.0 million of one-to-four family residential properties.

In fiscal year 2006, the Bank purchased approximately $38.8 million of residential real estate loans from Countrywide Financial, now Bank of America, who continues to service the loans. Balances on the portfolio totaled $19.5 million at March 31, 2010. The majority of the portfolio balance is secured by properties outside of the state of Idaho and delinquencies and foreclosures are at levels significantly higher than similar loans on properties in our primary market area. At March 31, 2010, this portfolio had $3.1 million of nonperforming loans that are reported in the table above. The total reserve allocated to loans in this loan portfolio was $2.6 million at March 31, 2010, or 13.1% of the balance of loans outstanding on that date.

As a result of the uncertainty surrounding the severity and possible length of the downturn in the commercial real estate market, we have increased the general reserve component of the allowance for loan losses. We believe such an increase in the allowance for loan losses is prudent and appropriate and that the allowance for loan losses reflects our best estimate of probable, known and estimable losses inherent in the loan portfolio at March 31, 2010. However, additional information may later come to our attention later, evidencing losses in excess of the amounts estimated, which may negatively affect earnings in the future.

Property and equipment. We did not acquire banking locations in Central Oregon at the same time as the closing of the Acquisition. We had a period of time after the August 7, 2009, transaction date to review the banking facilities of the failed institution and obtain appraisals of the banking offices and their contents. After our review, we decided to purchase two banking offices in Redmond and Bend, Oregon, and to assume the lease agreements on five of the other banking offices in the first quarter of fiscal year 2010. The value of the purchased banking offices totaled $4.7 million and the contents of all seven of the assumed locations totaled approximately $412,000.

One of the assets offered in the Acquisition was a 49% nonvoting interest in a real estate partnership. Prineville Bancorporation, the parent company of the failed bank, was the owner of the remaining 51% and sole voting interest of the partnership. The partnership owned three of the banking offices that Community First Bank leased from the partnership. We assumed these leases, as described above. We acquired the remaining interest in the partnership in March 2010 through a transaction with Prineville Bancorporation whereby we now own the three banking facilities we previously leased from the partnership after the Acquisition. Also in March 2010, the FDIC made an adjustment to the purchase price of the 49% interest in the partnership we purchased in the Acquisition, which resulted in an after tax extraordinary gain of $305,000 during the quarter ended March 31, 2010.

FDIC indemnification receivable. As part of the Acquisition, the Company entered into a loss sharing agreement with the FDIC. This agreement covers realized losses on loans and foreclosed real estate purchased in the Acquisition. Under this agreement, the FDIC will reimburse Home Federal Bank for 80% of the first $34.0 million of realized losses and 95% on realized losses that exceed $34.0 million. The FDIC indemnification receivable declined $14.0 million to $16.0 million from September 30, 2009, primarily due to payments for reimbursements for loan charge-offs and other reimbursable expenses.

Deposits. Deposits increased $40.0 million, or 7.8%, to $554.9 million at March 31, 2010, from $514.9 million at September 30, 2009, primarily as a result of core deposit growth. There was a $32.0 million increase in core deposits and an increase of $8.3 million in certificates of deposit. Nearly all of the increase in certificates of deposit was attributable to a 30 day certificate product used by commercial customers as a short-term investment account.

The following table details the composition of the deposit portfolio and changes in deposit balances:

			Increase (Decrease)

	Balance at March 31, 2010	Balance at September 30, 2009	Amount	Percent
	(dollars in thousands)

Noninterest-bearing demand	$64,969	$68,155	$(3,187)	(4.7)%
Interest-bearing demand	93,493	78,393	15,100	19.3
Health savings account	22,613	21,248	1,366	6.4
Money market	88,275	76,408	11,867	15.5
Savings	48,651	41,757	6,894	16.5
Certificates of deposit	236,899	228,897	8,002	3.5
Total deposit accounts	$554,900	$514,858	$40,042	7.8%

Borrowings. FHLB advances and other borrowings decreased $9.4 million, or 11.1%, to $75.3 million at March 31, 2010, from $84.7 million at September 30, 2009. Excess cash and principal payment proceeds from mortgage-backed securities and residential loan portfolios were used to repay FHLB advances as they matured.

Deferred Income Taxes. The Company had a net deferred tax liability of $5.3 million and $5.6 million at March 31, 2010, and September 30, 2009, respectively. There was approximately $305,000 of a decline which was due in part to the change in the unrealized gain on the investment securities’ available for sale as of March 31, 2010. The other component of the change in deferred taxes was due to the adjustment to the fair market value of the acquisition and the extraordinary gain, net of tax.

Equity. Stockholders’ equity decreased $2.6 million, or 1%, to $207.0 million at March 31, 2010, compared to $209.7 million at September 30, 2009. Dividends paid during the six months ended March 31, 2010 reduced retained earnings $1.7 million. In addition, the net loss year to date also decreased equity.  The Company’s book value per share as of March 31, 2010, was $12.41 per share based upon 16,687,760 outstanding shares of common stock.

Comparison of Operating Results for the Three Months Ended March 31, 2010, and March 31, 2009

Net loss for the three months ended March 31, 2010, was $1.6 million, or $0.10 per diluted share, compared to net income of $476,000, or $0.03 per diluted share, for the three months ended March 31, 2009. Net loss for the quarter ended March 31, 2010, included a $305,000 after-tax extraordinary gain related to final resolution of a partial ownership in a partnership originally acquired as part of the Acquisition. Total revenue for the quarter ended March 31, 2010, which consists of net interest income before the provision for loan losses plus noninterest income, increased $466,000 or 5.6% to $8.8 million from $8.3 million for the same period of the prior year.

The efficiency ratio increased to 109.00% for the quarter ended March 31, 2010, compared to 79.12% for the same quarter a year ago due mainly to increased expenses associated with troubled assets not covered under the loss share agreement and the additional burden of operating two core processing systems, including certain back-office operations assumed in the Acquisition. The conversion and consolidation of both platforms is anticipated to occur in the fourth quarter of fiscal year 2010.

Net Interest Income. Net interest income increased $342,000, or 5.7%, to $6.3 million for the three months ended March 31, 2010, from $6.0 million for the three months ended March 31, 2009. The increase in net interest income was due to both the Acquisition as well as the lower rates paid on deposits in the quarter just ended than in the same period a year ago, which offset lower yields in the loan portfolio. Fair value amortization of purchased loans and assumed deposits decreased interest income and interest expense by $243,000 and $105,000, respectively, during the second quarter of fiscal year 2010. The Company’s net interest margin decreased 31 basis points to 3.29% for the quarter ended March 31, 2010, compared to 3.60% in the year ago period. The increase in nonperforming loans purchased in the Acquisition is reducing the average yield earned on the loan portfolio. In addition, cash balances continued to increase which also exerted downward pressure on the net interest margin due to the low yield earned on this excess cash.

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

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
	Increase (Decrease) Due to

	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(540)	$810	$270
Loans held for sale	(2)	(41)	(43)
Interest-bearing deposits in other banks	2	37	39
Investment securities, available for sale	-	47	47
Mortgage-backed securities	(152)	(353)	(505)
Total net change in income on interest-earning assets	$(692)	$500	$(192)

Interest-bearing liabilities:
Savings deposits	$(9)	$25	$16
Interest-bearing demand deposits	31	42	73
Money market accounts	(28)	78	50
Certificates of deposit	(590)	383	(207)
Total deposits	(596)	528	(68)
FHLB advances	(71)	(395)	(466)
Total net change in expense on interest-bearing liabilities	$(667)	$133	$(534)
Total increase in net interest income			$342

Interest and Dividend Income.  Total interest and dividend income for the three months ended March 31, 2010, decreased $192,000, or 2.2%, to $8.7 million, from $8.9 million for the three months ended March 31, 2009.  The decrease during the quarter was attributable to a decrease on yields earned on interest earning assets, which more than offset the effect of higher levels of interest earning assets.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Three Months Ended March 31,
	2010		2009		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2009
	(dollars in thousands)

Loans receivable, net of deferred fees/costs	$515,835	5.44%	$458,105	6.00%	$270
Loans held for sale	1,044	4.91	4,386	5.76	(43)
Interest bearing deposits in other banks	80,042	0.20	4,855	0.68	39
Investment securities, available for sale	8,054	2.33	-	-	47
Mortgage-backed securities	152,063	4.26	184,491	4.60	(505)
FHLB stock	10,326	-	9,591	-	-
Total interest-earning assets	$767,364	4.55%	$661,428	5.40%	$(192)

The yield on loans fell to 5.44% in the second quarter of fiscal year 2010 due to the extremely low interest rate environment that has persisted for over a year and the impact of nonaccrual loans. Foregone interest income on nonaccrual loans was approximately $745,000 during the quarter ended March 31, 2010. While most of our adjustable-rate loans contain floors, which mitigates some of the decline in our yield attributable to the low interest rate environment, new loans originated during fiscal year 2010 as well as portfolio loans repricing during the current year continue to drive down the average yield on the loan portfolio. In addition, the significant amount of interest-bearing deposits in other banks yielding an average of 20 basis points is also a major factor in reducing the overall yield on interest earning assets.

Interest Expense.  Interest expense decreased $534,000, or 18.0%, to $2.4 million for the three months ended March 31, 2010, from $3.0 million for the three months ended March 31, 2009.  While the average balance of total interest-bearing liabilities increased $90.4 million, or 20.1%, to $539.6 million for the three months ended March 31, 2010, from $449.2 million for the three months ended March 31, 2009, our overall interest expense decreased.  The average rate on certificates of deposit decreased from 3.32% to 2.15% and was a significant factor in the decrease.  The $38.6 million reduction in average outstanding FHLB borrowings was also a significant factor in the decrease.

The following table details average balances, cost of funds and the change in interest expense:

	Three Months Ended March 31,
	2010		2009		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2009
	(dollars in thousands)

Savings deposits	$45,542	0.63%	$30,642	0.73%	$16
Interest-bearing demand deposits	109,365	0.63	80,404	0.50	73
Money market deposits	82,277	1.01	52,567	1.20	50
Certificates of deposit	227,284	2.15	171,870	3.32	(207)
FHLB advances	75,135	4.06	113,692	4.32	(466)
Total interest-bearing liabilities	$539,603	1.81%	$449,175	2.64%	$(534)

Provision for Loan Losses.  We recorded a provision for loan losses of $2.4 million for the quarter ended March 31, 2010, as a result of our analysis of the loan portfolio. A provision for loan losses of $1.1 million was recorded for the same quarter of the prior year.  The provision in the second quarter of fiscal year 2010 was mainly due to continued signs of stress in the commercial real estate portfolio of the Idaho Region, about which we have expressed concerns over the last three quarters. We also increased our estimation of losses in the Bank of America purchased residential loan pool described above.

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

The provision for loan losses is impacted by the types of loans and the risk factors associated with each loan type in the Bank’s portfolio. As the Bank increases its commercial and commercial real estate loan portfolios, the Bank anticipates it will increase its allowance for loan losses based upon the higher risk characteristics associated with commercial and commercial real estate loans compared with one-to-four family residential loans, which have historically comprised the majority of the Bank’s loan portfolio.

The following table details selected activity associated with the allowance for loan losses:

	At or For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Provision for loan losses	$2,375	$1,060
Net charge-offs	2,737	1,754
Allowance for loan losses	27,779	7,333
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	5.47%	1.64%
Nonperforming loans	$50,445	$14,590
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	55.07%	50.26%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	9.94	3.26
Loans receivable, net	$479,098	$439,170

Noninterest Income.  Noninterest income increased $124,000, or 5.3%, to $2.5 million for the three months ended March 31, 2010, from $2.3 million for the three months ended March 31, 2009.  Other income increased from the year-ago period, including increases in rental income and accretable income, partially offset by an increase in losses on sale of REO properties. Other income included $87,000 associated with the accretion of the present value component of the FDIC indemnification asset.  These increases in other income were offset by an aggregate loss on sale of REO properties for the quarter of $71,000. Lastly, gain on sale of loans decreased $282,000 or 69.3% due to a significant drop in residential mortgage loan production in the quarter just ended compared to the year ago period. While mortgage rates continue to be very low compared to historical averages, we have found fewer customers have been eligible for financing due to declines in creditworthiness or declines in the value of their homes. We hired a new vice president to oversee our mortgage banking line of business in April 2010 and to develop a stronger business development program for our mortgage team.

While service charges and fees increased $254,000 from the prior year primarily due to the deposit accounts assumed in the Acquisition, service charges and fees declined from the linked quarter due to seasonal declines in overdraft activity as the second fiscal quarter has typically been the lowest quarter for overdraft fee income each fiscal year. We expect revenue from overdraft fees to continue to decline as the deposit portfolio strategically is shifted away from low-balance, high overdraft accounts to higher-balance, relationship accounts. We also expect overdraft fee income to decline as a result of newly promulgated regulations.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Three Months Ended March 31,		Increase (decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)
Service fees and charges	$2,146	$1,892	$254	13.4%
Gain on sale of loans	125	407	(282)	(69.3)
Increase in cash surrender value of bank owned life insurance	104	104	-	0.0
Loan servicing fees	21	(15)	36	240.0
Other	73	(43)	116	269.8
Total noninterest income	$2,469	$2,345	$124	5.3%

Noninterest Expense.  Noninterest expense increased $3.0 million, or 45.5%, to $9.6 million for the three months ended March 31, 2010, from $6.6 million for the three months ended March 31, 2009.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Three Months Ended March 31,		Increase (decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$4,689	$3,779	$910	24.1%
Occupancy and equipment	980	729	251	34.4
Data processing	797	577	220	38.1
Advertising	282	197	85	43.2
Professional services	505	299	206	68.9
Insurance and taxes	480	306	174	56.9
Provision for REO	1,290	161	1,129	701.2
Other	537	523	14	2.7
Total noninterest expense	$9,560	$6,571	$2,989	45.5%

Noninterest expenses were higher in all categories compared to the year ago period due to the Acquisition and the costs associated with maintaining two back offices. The Bank will continue to operate separate back offices in the Idaho and Central Oregon Regions until a full conversion and integration to a new core application platform is completed, which is anticipated in the fourth quarter of fiscal year 2010.

Compensation and benefits increased $1.0 million from the year ago period primarily as a result of personnel added in the Acquisition. Occupancy and equipment expenses were also higher in the second quarter of fiscal year 2010 from the year ago period due to the Acquisition.

Costs associated with troubled loans and real estate owned significantly exceeded the year ago levels. Included in these costs are items such as legal fees incurred throughout the foreclosure process, overdue property taxes paid on real estate owned upon foreclosure, and insurance premiums on real estate owned. In addition, the provision for real estate owned increased $1.1 million during the second quarter of fiscal year 2010 compared to the same period of the prior year as a result of quarterly valuation assessments performed on a significantly higher number of foreclosed properties.

Income Tax Benefit. The Company recorded an income tax benefit of $1.0 million for the three months ended March 31, 2010, including the tax expense associated with the extraordinary gain. Net loss before income taxes was ($1.6 million) for the three months ended March 31, 2010, compared to net income of $476,000 for the three months ended March 31, 2009.

Comparison of Operating Results for the Six Months ended March 31, 2010, and March 31, 2009

Net loss for the six months ended March 31, 2010, was ($1.9 million), or ($0.12) per diluted share after the $305,000 after tax extraordinary gain discussed above, compared to a net loss of ($325,000), or ($0.02) per diluted share, for the six months ended March 31, 2009. Total revenue for the six months ended March 31, 2010, which consisted of net interest income before the provision for loan losses plus noninterest income, increased $1.5 million or 9.2% to $18.0 million compared to $16.5 million for the same period of the prior year. The Company’s efficiency ratio increased to 103.4% for the six months ended March 31, 2010, compared to 76.3% for the same period of the prior year due to both the increased costs associated with the elevated level of troubled loans and real estate owned compared to the year ago period as well as due to the Acquisition.

Net Interest Income. Net interest income increased $978,000, or 8.4%, to $12.7 million for the six months ended March 31, 2010, from $11.7 million for the six months ended March 31, 2009. The increase was mainly attributable to the Acquisition and a decrease in interest expense. Lower interest rates as well as lower outstanding borrowings in the current year than in the year ago period primarily drove the decrease in interest expense.

The Company’s net interest margin decreased 15 basis points to 3.33% for the six months ended March 31, 2010, from 3.48% for the same period last year. Higher rates of nonperforming assets and an increase in excess cash when compared to the year ago period were primarily responsible for the decrease.

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

	Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(642)	$914	$272
Loans held for sale	(7)	(48)	(55)
Interest-bearing deposits in other banks	(3)	56	53
Investment securities, available for sale	(2)	41	39
Mortgage-backed securities	(350)	(626)	(976)
FHLB stock	33	-	33
Total net change in income on interest- earning assets	$(971)	$337	$(634)

Interest-bearing liabilities:
Savings deposits	$(7)	$36	$29
Interest-bearing demand deposits	41	81	122
Money market accounts	(36)	92	56
Certificates of deposit	(865)	246	(619)
Total deposits	(867)	455	(412)
FHLB advances	(218)	(982)	(1,200)
Total net change in expense on interest- bearing liabilities	$(1,085)	$(527)	$(1,612)
Total increase in net interest income			$978

Interest and Dividend Income.  Total interest and dividend income for the six months ended March 31, 2010, decreased $634,000, or 3.5%, to $17.6 million, from $18.3 million for the six months ended March 31, 2009.  Despite the increase in the average balance of interest-earning assets of $88.5 million, interest income dropped due to the decrease in yields earned on interest-earning assets of 79 basis points.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Six Months Ended March 31,
	2010		2009		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2009
	(dollars in thousands)
Loans receivable, net of deferred fees/costs	$524,589	5.38%	$465,072	5.95	$272
Loans held for sale	1,329	5.02	3,191	5.51	(55)
Interest-bearing deposits in other banks	61,769	0.22	8,040	0.37	53
Investment securities, available for sale	6,999	1.94	2,280	2.54	39
Mortgage-backed securities	156,737	4.28	185,085	4.68	(976)
FHLB stock	10,326	-	9,591	(0.69)	33
Total interest-earning assets	$761,749	4.63%	$673,259	5.42%	$(634)

Interest Expense. Interest expense decreased $1.6 million, or 24.6%, to $4.9 million for the six months ended March 31, 2010, from $6.6 million for the six months ended March 31, 2009. The average balance of total interest-bearing liabilities increased $73.6 million to $533.5 million for the six months ended March 31, 2010, from $459.9 million for the six months ended March 31, 2009. However, the decrease in the average cost of interest bearing liabilities of 100 basis points resulted in a lower interest expense for the six months ended March 31, 2010, than for the year ago period.

The following table details average balances, cost of funds and the change in interest expense:

	Six Months Ended March 31,
	2010		2009		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2009
	(dollars in thousands)

Savings deposits	$43,974	0.65%	$28,950	0.78%	$29
Interest-bearing demand deposits	106,538	0.62	78,991	0.52	122
Money market deposits	79,723	1.04	53,932	1.33	56
Certificates of deposit	226,386	2.18	174,574	3.53	(619)
FHLB advances	76,834	4.15	123,416	4.53	(1,200)
Total interest-bearing liabilities	$533,455	1.85%	$459,863	2.85%	$(1,612)

Provision for Loan Losses.  A provision for loan losses of $3.1 million was recorded as a result of our analysis of the loan portfolio for the six months ended March 31, 2010, compared to a provision for loan losses of $4.6 million for the same period of the prior year.

The following table details selected activity associated with the allowance for loan losses:

	At or For the Six Months Ended March 31,
	2010	2009
	(dollars in thousands)
Provision for loan losses	$3,075	$4,635
Net charge-offs	4,031	1,881
Allowance for loan losses	27,779	7,333
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	5.47%	1.64%
Nonperforming loans	$50,445	$14,590
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	55.07%	50.26%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	9.94	3.26
Loans receivable, net	$479,098	$439,170

Noninterest Income. Noninterest income increased $538,000, or 11.2%, to $5.3 million for the six months ended March 31, 2010, from $4.8 million for the six months ended March 31, 2009. The increase was primarily attributable to increases of $409,000 and $404,000 in service charges and fees and other income offset by a decrease in gain on sale of loans of $289,000. The increase in service charges and fees reflects the increased number of accounts assumed in the Acquisition. The increase in other income is due to rental income and accretable income. The number of real estate owned properties for which we are receiving rent has increased significantly from the year ago period. Accretable income related to the FDIC indemnification receivable of $247,000 was also recorded in the six month period in 2010.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Six Months Ended March 31,		Increase (decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)
Service fees and charges	$4,410	$4,001	$409	10.2%
Gain on sale of loans	308	597	(289)	(48.4)
Increase in cash surrender value of bank owned life insurance	211	210	1	0.5
Loan servicing fees	36	54	(18)	(33.3)
Mortgage servicing rights, net	-	(31)	31	100.0
Other	379	(25)	404	1,616.0
Total noninterest income	$5,344	$4,806	$538	11.2%

Noninterest Expense. Noninterest expense increased $6.0 million, or 47.9%, to $18.6 million for the six months ended March 31, 2010, from $12.6 million for the six months ended March 31, 2009. Noninterest expenses were higher compared to the year ago period due to the Acquisition. Among noninterest expense categories, the most significant increases from the year ago periods include provision for real estate owned, professional services, and insurance and taxes. These increases are directly related to the costs associated with working through troubled assets.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Six Months Ended March 31,		Increase (decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$9,306	$7,354	$1,952	26.5%
Occupancy and equipment	2,044	1,499	545	36.4
Data processing	1,597	1,119	478	42.7
Advertising	542	445	97	21.8
Professional services	984	634	350	55.2
Insurance and taxes	1,038	461	577	125.2
Provision for REO	2,091	161	1,930	1,198.8
Other	1,041	932	109	11.7
Total noninterest expense	$18,643	$12,605	$6,038	47.9%

Income Tax Expense (Benefit).  The Company recorded an income tax benefit of $1.5 million for the six months ended March 31, 2010, including the tax expense associated with the extraordinary gain.  Net loss before income taxes was $3.7 million for the six months ended March 31, 2010, compared to a net loss of $729,000 for the six months ended March 31, 2009.

Liquidity, Commitments and Capital Resources

Liquidity. We actively analyze and manage liquidity with the objectives of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations and satisfy other financial commitments. See the "Consolidated Statements of Cash Flows" contained in Item 1 - Financial Statements, included herein.

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and FHLB advances. These sources of funds are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We believe our current liquidity position and anticipated operating results are sufficient to fund known, existing commitments and activity levels.

Liquidity is essential to our business and liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits with financial institutions, primarily the Federal Reserve Bank of San Francisco or the FHLB of Seattle. On a longer-term basis, we maintain a strategy of investing in securities and loans.

An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on liquidity. Our access to funding sources in amounts adequate to finance the Company’s activities on acceptable terms could be impaired by factors that affect the Company and the Bank, specifically, or within the financial services industry or the economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action, a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the turmoil faced by banking organizations and the continued deterioration in credit markets.

At March 31, 2010, certificates of deposit were $236.9 million, or 43.0% of total deposits, including $149.8 million that are scheduled to mature by March 31, 2011.  Recent disruptions in the credit markets have resulted in a highly price-competitive market for certificates of deposit. Some rates offered by competitors currently exceed alternative costs of borrowings and are high compared to historical spreads to U.S. Treasury note rates. Nonetheless, we believe the Company has adequate resources to fund all loan commitments through FHLB advances, loan repayments, and maturing investment securities.

At March 31, 2010, the Bank maintained a line of credit with the FHLB of Seattle equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2010, the Bank was in compliance with the collateral requirements and $129.4 million of the line of credit was available. The Bank is highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet our growth plans or to meet short and long-term liquidity demands. However, the Company’s mortgage backed securities are marketable and could be sold to obtain cash to meet liquidity demands should access to FHLB funding be impaired. Additionally, the Bank could access funding from the Discount Window at the Federal Reserve Bank of San Francisco or through the origination of out of market brokered deposits.

As noted earlier, we have increased our liquidity by holding significant levels of excess cash. We have been reluctant to invest much of this cash in securities due to unattractive returns in the fixed-income market and anticipated increases in interest rates in the near term. We also anticipate bidding on failing institutions, which may have illiquid balance sheets. Additionally, the FDIC recently changed the bidding procedures for failing institutions. These changes may require us to outlay cash if net assets acquired exceed liabilities assumed. Previously, a cash payment by an acquiring institution was not required.

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

In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. These representations and warranties are most applicable to the residential mortgages sold in the secondary market.  The Bank believes that the potential for loss under these arrangements is remote and has not had to repurchase any loans sold to investors or a U.S. Government-sponsored enterprise. Accordingly, no contingent liability is recorded in the financial statements. However, past performance may not be representative of future performance on sold loans and the Bank may be required to perform under such repurchase obligations, which may result in losses in the future.

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2010:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$2,373
Adjustable rate	3,415
Undisbursed balance of loans closed	8,379
Unused lines of credit	40,615
Commercial letters of credit	504
Total	$55,286

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Bank’s total regulatory capital was $149.0 million at March 31, 2010, or 18.8%, of total assets on that date. As of March 31, 2010, the Bank exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at March 31, 2010, were as follows: Tier 1 capital 18.8%; Tier 1 (core) risk-based capital 32.5%; and total risk-based capital 33.8%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

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

Management employs various strategies to manage the Company’s interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At March 31, 2010, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2009 Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing.  The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A.  Risk Factors

Significant legal actions could subject us to substantial uninsured liabilities.

We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations and financial condition.

If our regulators deem it appropriate, they can take regulatory actions that could increase the cost of our services or reduce fee income and impact our ability to compete for new business or bid on failing institutions.

The Company and its subsidiaries are subject to the supervision and regulation of regulators, including the Office of Thrift Supervision, the FDIC and the SEC. As such the Company is subject to a wide variety of laws and regulations. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. These actions could impact the organization in a variety of ways, including subjecting us to monetary fines, restricting our ability to pay dividends, precluding mergers or acquisitions including FDIC-assisted transactions, limiting our ability to offer certain products or services, or imposing additional capital requirements. Recent changes in overdraft fee regulations could have a significant impact on our total revenue due to declines in overdraft fee income. Additionally, the U.S. Congress is currently considering sweeping regulatory changes in the financial services industry, including the elimination of our current primary regulator. There can be no assurances as to how this new regulatory structure will affect our operations if enacted.

A legislative proposal has been introduced that would eliminate the Office of Thrift Supervision, Home Federal Bank and Home Federal Bancorp’s primary federal regulator, which would require Home Federal Bancorp to become a bank holding company.

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure.  The House Bill (H.R. 4173) would eliminate our current primary federal regulator, the Office of Thrift Supervision, by merging it into the Comptroller of the Currency (the primary federal regulator for national banks).  The proposed legislation would authorize the Comptroller of the Currency to charter mutual and stock savings banks and mutual holding companies, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency.  The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies.  As a result, Home Federal Bancorp would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that Home Federal Bancorp is not currently subject to as a savings and loan holding company.  In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Removed and Reserved

Not applicable.

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

Home Federal Bancorp, Inc.

Date: May 10, 2010	/s/ Len E. Williams
Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	/s/ Eric S. Nadeau
Eric S. Nadeau
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

38