Form 10-Q
period 2010-06-30
Home Federal Bancorp, Inc.
filed 2010-08-09
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 16,687,760 shares outstanding as of August 6, 2010.

HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	2

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4. CONTROLS AND PROCEDURES	34

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	34

ITEM 1A. RISK FACTORS	35

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	36

ITEM 4. REMOVED AND RESERVED	36

ITEM 5. OTHER INFORMATION	36

ITEM 6. EXHIBITS	36

SIGNATURES	38

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	June 30, 2010	September 30, 2009
ASSETS
Cash and due from depository institutions	$161,735	$ 46,783
Federal funds sold	8,500	3,170
Cash and cash equivalents	170,235	49,953
Investment securities available for sale, at fair value	163,650	169,320
Loans held for sale	2,494	862
Loans receivable, net of allowance for loan losses of $17,872
and $28,735	456,879	510,629
Accrued interest receivable	2,330	2,781
Property and equipment, net	27,122	20,462
Bank owned life insurance	12,330	12,014
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	10,326	10,326
Real estate and other property owned	12,308	18,391
FDIC indemnification receivable, net	7,607	30,038
Other assets	3,941	3,123
TOTAL ASSETS	$869,222	$827,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand deposits	$ 70,718	$ 68,155
Interest-bearing demand deposits	225,128	176,049
Savings deposits	51,304	41,757
Certificates of deposit	227,729	228,897
Total deposit accounts	574,879	514,858
Advances by borrowers for taxes and insurance	518	1,132
Interest payable	560	553
FHLB advances and other borrowings	73,536	84,737
Deferred compensation	5,395	5,260
Deferred tax liability, net	2,714	5,571
Other liabilities	5,788	6,123
Total liabilities	663,390	618,234
STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized;
Issued and outstanding, none	-	-
Common stock, $.01 par value; 90,000,000 authorized;
Issued and outstanding:
17,460,311 issued, 16,687,760 outstanding June 30, 2010
17,445,311 issued, 16,698,168 outstanding September 30, 2009	167	167
Additional paid-in capital	152,272	150,782
Retained earnings	58,019	64,483
Unearned shares issued to employee stock ownership plan	(8,917)	(9,699)
Accumulated other comprehensive income	4,291	3,932
Total stockholders’ equity	205,832	209,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$869,222	$827,899

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data) (Unaudited)	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans, including fees	$6,918	$ 6,418	$21,054	$20,337
Investment securities	1,479	1,983	4,831	6,311
Other interest and dividends	104	9	240	20
Total interest and dividend income	8,501	8,410	26,125	26,668
Interest expense:
Deposits	1,781	1,629	5,129	5,389
FHLB advances and other borrowings	792	1,068	2,385	3,861
Total interest expense	2,573	2,697	7,514	9,250
Net interest income	5,928	5,713	18,611	17,418
Provision for loan losses	3,300	3,450	6,375	8,085
Net interest income after provision for loan losses	2,628	2,263	12,236	9,333
Noninterest income:
Service charges and fees	2,325	2,008	6,735	6,009
Gain on sale of loans	125	416	433	1,013
Increase in cash surrender value of bank owned life insurance	105	107	316	317
Other, net	341	80	756	78
Total noninterest income	2,896	2,611	8,240	7,417
Noninterest expense:
Compensation and benefits	4,660	3,594	13,966	10,948
Occupancy and equipment	979	804	3,023	2,303
Data processing	929	654	2,526	1,773
Advertising	233	211	775	656
Postage and supplies	173	126	516	409
Professional services	391	236	1,375	870
Insurance and taxes	423	783	1,461	1,244
Provision for losses on real estate and other property owned	418	367	2,509	528
Other	462	239	1,160	888
Total noninterest expense	8,668	7,014	27,311	19,619
Loss before income taxes	(3,144)	(2,014)	(6,835)	(2,869)
Income tax benefit	(1,203)	(894)	(2,654)	(1,298)
Loss before extraordinary item	(1,941)	(1,246)	(4,181)	(1,571)
Extraordinary gain on acquisition, less income taxes of $195	-	-	305	-
Net loss	$(1,941)	$ (1,246)	$ (3,876)	$ (1,571)

Loss per common share before extraordinary item:
Basic	$ (0.12)	$ (0.08)	$ (0.27)	$ (0.10)
Diluted	(0.12)	(0.08)	(0.27)	(0.10)
Loss per common share after extraordinary item:
Basic	$ (0.12)	$ (0.08)	$ (0.25)	$ (0.10)
Diluted	(0.12)	(0.08)	(0.25)	(0.10)
Weighted average number of shares outstanding:
Basic	15,543,199	15,352,714	15,491,203	15,742,102
Diluted	15,543,199	15,352,714	15,491,203	15,742,102

Dividends declared per share:	$ 0.055	$ 0.055	$ 0.165	$ 0.165

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data) (Unaudited)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan (“ESOP”)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at September 30, 2008	17,374,161	$174	$157,205	$59,813	$(10,605)	$ (1,400)	$205,187
Restricted stock issued, net of forfeitures	159,115	2	(2)				-
ESOP shares committed to be released			63		906		969
Exercise of stock options	32,862		353				353
Share-based compensation			1,088				1,088
Treasury shares purchased	(867,970)	(9)	(7,888)				(7,897)
Dividends paid ($0.220 per share)				(3,456)			(3,456)
Tax adjustment from equity compensation plans			(37)				(37)
Comprehensive income:
Loss before extraordinary item				(7,165)			(7,165)
Extraordinary gain, net of tax				15,291			15,291
Other comprehensive income:
Change in unrealized holding gain on securities available for sale, net of taxes of $3,473						5,210	5,210
Adjustment for realized losses, net of taxes of $81						122	122
Comprehensive income							13,458
Balance at September 30, 2009	16,698,168	167	150,782	64,483	(9,699)	3,932	209,665
Restricted stock forfeited, net of new issuance	(25,408)		(70)				(70)
ESOP shares committed to be released			351		782		1,133
Exercise of stock options	15,000		161				161
Share-based compensation			1,032				1,032
Tax adjustment from equity compensation plans			16				16
Dividends paid ($0.165 per share)				(2,588)			(2,588)
Comprehensive income:
Loss before extraordinary item				(4,181)			(4,181)
Extraordinary gain, net of tax				305			305
Other comprehensive income:
Change in unrealized holding gain on securities available for sale, net of taxes of $225						359	359
Comprehensive loss							(3,517)
Balance at June 30, 2010	16,687,760	$167	$152,272	$58,019	$ (8,917)	$ 4,291	$205,832

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,876)	$ (1,571)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,541	1,294
Net amortization of premiums and discounts on investments	336	9
(Gain) Loss on sale of fixed assets and repossessed assets	(161)	82
Gain on sale of securities available for sale	-	(51)
ESOP shares committed to be released	1,133	691
Share-based compensation	962	730
Provision for loan losses	6,375	8,085
Provision for losses on real estate and other property owned	2,509	552
Accrued deferred compensation expense, net	135	28
Net deferred loan fees	(58)	(77)
Deferred income tax benefit	(3,082)	(2,598)
Net gain on sale of loans	(433)	(1,013)
Proceeds from sale of loans held for sale	19,239	56,151
Originations of loans held for sale	(20,439)	(57,371)
Net decrease in value of mortgage servicing rights	-	105
Increase in cash surrender value of bank owned life insurance	(316)	(316)
Change in assets and liabilities:
Interest receivable	451	472
Other assets	2,135	368
Interest payable	7	(182)
Other liabilities	(319)	154
Net cash provided by operating activities	6,139	5,542
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of mortgage-backed securities available for sale	30,298	26,931
Proceeds from sales of mortgage-backed securities available for sale	2,637	1,203
Purchases of mortgage-backed securities available for sale	(16,388)	(2,734)
Purchase of securities available for sale	(19,128)	-
Proceeds from maturities and calls of securities available for sale	8,500	-
Maturity of certificate of deposit	-	5,000
Sale of mortgage servicing rights	-	1,602
Reimbursement of loan losses under loss share agreement	19,455	-
Purchases of property and equipment	(8,229)	(3,088)
Net decrease in loans	39,990	23,910
Proceeds from sale of fixed assets and real estate and other property owned	11,229	1,090
Net cash provided by investing activities	68,364	53,914

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	60,021	3,071
Net decrease in advances by borrowers for taxes and insurance	(614)	(797)
Proceeds from FHLB advances	-	18,000
Repayment of FHLB advances	(15,390)	(67,582)
Net proceeds from other borrowings	4,189	1,501
Proceeds from exercise of stock options	161	353
Repurchases of common stock	-	(7,895)
Dividends paid	(2,588)	(2,599)
Net cash provided (used) by financing activities	45,779	(55,948)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120,282	(3,508)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,953	23,270
CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,235	$ 26,778

(Continued)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Nine Months Ended June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,507	$9,433
Taxes	430	2,545

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$11,045	$9,682
Fair value adjustment to securities available for sale, net of taxes	359	3,804

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”), which is headquartered in Nampa, Idaho. The financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the nine month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

Certain information and note disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 (“2009 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on December 14, 2009.

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

Allowance for loan losses. Management recognizes that losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable, incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries. Management assesses the allowance for loan losses on a quarterly basis by analyzing several factors including delinquency rates, charge-off rates and the changing risk profile of the Bank’s loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies, real estate values and vacancy rates of business and residential properties.

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

The Company’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of loss estimates. The specific allowance component is determined when management believes that the collectibility of an individually reviewed loan has been impaired and a loss is probable. The general allowance component takes into consideration probable, incurred losses that are inherent within the loan portfolio but have not been specifically identified. The general allowance is determined by applying historical loss percentages to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Adjustments are made to historical loss percentages to reflect current economic and internal factors that may increase or decrease those historical loss percentages such as changes in underwriting standards and unemployment rates. As a result of the imprecision in calculating inherent and incurred losses, a range is estimated for the general allowance to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other qualitative factors that may alter historical loss experience.

Loans Acquired with Deteriorated Credit Quality. Accounting Standards Codification Topic (“ASC”) 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans accounted for under ASC 310-30, management determined the value of the loan portfolio based on work provided by an appraiser. Factors considered in the valuation were the type of loan and related collateral, projected cash flows for the loans, which was primarily the liquidation value of the collateral, the classification status of the loan and current discount rates. At June 30, 2010, a majority of these loans were valued based on the estimated fair value of the underlying collateral. Amounts related to the ASC 310-30 loans are estimates and are highly subjective.

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

For additional information regarding the acquisition described above, see Note 3 to the Consolidated Financial Statements.  Subsequent to June 30, 2010, the Bank entered into another FDIC-assisted acquisition with loss share.  See Note 10 to the Consolidated Financial Statements.

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

Note 3 – Acquisition of Community First Bank

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

Note 4 - Earnings (Loss) Per Share

The Company has granted stock compensation awards with non-forfeitable dividend rights, which are considered participating securities. As such, earnings per share (“EPS”) is computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

The following table presents the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Net loss	$(1,941)	$(1,246)	$(3,876)	$(1,571)
Allocated to participating securities	26	16	60	22
Net loss allocated to common shareholders	(1,915)	(1,230)	(3,816)	(1,549)
Extraordinary gain, net of taxes	-	-	305	-
Net loss allocated to common stock before extraordinary gain	$(1,915)	$(1,230)	$(4,121)	$(1,549)

Weighted average common shares outstanding, including shares considered participating securities	15,754,145	15,556,198	15,734,164	15,981,920
Less: Average participating securities	(210,946)	(203,484)	(242,961)	(239,818)
Weighted average shares	15,543,199	15,352,714	15,491,203	15,742,102
Net effect of dilutive restricted stock	-	-	-	-
Weighted average shares and common stock equivalents	15,543,199	15,352,714	15,491,203	15,742,102
Basic loss per common share before extraordinary item	$(0.12)	$(0.08)	$(0.27)	$(0.10)
Basic loss per common share after extraordinary item	(0.12)	(0.08)	(0.25)	(0.10)
Diluted loss per common share before extraordinary item	(0.12)	(0.08)	(0.27)	(0.10)
Diluted loss per common share after extraordinary item	(0.12)	(0.08)	(0.25)	(0.10)

Options excluded from the calculation due to their anti-dilutive effect on EPS	873,324	946,364	873,324	946,364

Note 5 - Investment securities

Investment securities available for sale consisted of the following at the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2010
Obligations of U.S. Government- sponsored enterprises (“GSE”)	$13,142	$101	$(6)	$13,237
Obligations of states and political subdivisions	1,516	22	(7)	1,531
Mortgage-backed securities, GSE-issued	141,368	7,226	(169)	148,425
Mortgage-backed securities, private label	487	-	(30)	457
Total	$156,513	$7,349	$(212)	$163,650

September 30, 2009
Obligations of U.S. GSE	$4,089	$42	$(4)	$4,127
Mortgage-backed securities, GSE-issued	158,065	6,529	-	164,594
Mortgage-backed securities, private label	612	-	(13)	599
Total	$162,766	$6,571	$(17)	$169,320

Mortgage-backed securities are comprised of fixed and variable-rate residential mortgages.

The fair value of impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed for the periods indicated were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2010
Obligations of U.S. GSE	$1,011	$(6)	$-	$-	$1,011	$(6)
Obligations of states and political subdivisions	$762	$(7)	$-	$-	$762	$(7)
Mortgage-backed securities, GSE-issued	7,246	(169)	-	-	7,246	(169)
Mortgage-backed securities, private label	456	(30)	-	-	456	(30)
	$9,475	$(212)	$-	$-	$9,475	$(212)

September 30, 2009
Obligations of U.S. GSE	$2,015	$(4)	$-	$-	$2,015	$(4)
Mortgage-backed securities, GSE-issued	-	-	-	-	-	-
Mortgage-backed securities, private label	-	-	599	(13)	599	(13)
	$2,015	$(4)	$599	$(13)	$2,614	$(17)

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

As of June 30, 2010, and September 30, 2009, the Bank pledged investment securities for the following obligations:

	June 30, 2010		September 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
FHLB borrowings	$54,398	$57,888	$66,104	$68,900
Treasury, tax and loan funds at the Federal Reserve Bank	4,073	4,340	4,523	4,767
Repurchase agreements	7,394	7,890	3,338	3,459
Deposits of municipalities and pubic units	18,280	19,358	5,074	5,354
Total	$84,145	$89,476	$79,039	$82,480

Note 6 - Loans Receivable

Loans receivable are summarized by collateral type as follows:

	June 30, 2010		September 30, 2009
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Real estate:
One-to-four family residential	$152,636	32.10%	$178,311	33.01%
Multi-family residential	12,789	2.69	16,286	3.01
Commercial	204,674	43.03	213,471	39.52
Total real estate	370,099	77.82	408,068	75.54

Real estate construction:
One- to four-family residential	7,647	1.61	10,871	2.01
Multi-family residential	4,351	0.91	10,417	1.93
Commercial and land development	22,996	4.84	27,144	5.02
Total real estate construction	34,994	7.36	48,432	8.96

Consumer:
Home equity	48,502	10.20	53,368	9.88
Automobile	1,774	0.37	2,364	0.44
Other consumer	2,607	0.55	3,734	0.69
Total consumer	52,883	11.12	59,466	11.01

Commercial business	17,575	3.70	24,256	4.49
Gross loans	475,551	100.00%	540,222	100.00%

Deferred loan fees	(800)		(858)
Allowance for loan losses	(17,872)		(28,735)
Loans receivable, net	$456,879		$510,629

Note 7 – Allowance for Loan Losses

Activity in the allowance for loan losses for the three and nine month periods ended June 30, 2010 and 2009, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Beginning balance	$27,779	$7,333	$28,735	$4,579
Provision for loan losses	3,300	3,450	6,375	8,085
Losses on loans charged-off	(4,127)	(2,616)	(8,312)	(4,524)
Recoveries on loans charged-off	130	99	284	126
Adjustment to original purchase accounting	(9,210)	-	(9,210)	-
Ending balance	$17,872	$8,266	$17,872	$8,266

Statement of Financial Accounting Standards No. 141 permits an allocation period for the identification and valuation of assets and liabilities acquired in a business combination. The identification and reclassification of loans subject to ASC 310-30 was also included in the allocation period review. The following table summarizes as of September 30, 2009, loans originally identified under the scope of ASC 310-30 and loans subsequently identified under the scope of 310-30 during the allocation period. Balances have been reclassified to match current loan classifications:

As of September 30, 2009	Loans originally reported under ASC				Additional loans identified under ASC
	(in thousands)
	Balance	Discount	Additional Adjustments	Estimated Fair Value	Balance	Discount	Estimated Fair Value
Acquisition, development and construction loans	$11,446	$(3,980)	$(2,801)	$ 4,665	$ 4,759	$(1,351)	$ 3,408
Commercial real estate loans	16,481	(5,507)	(483)	10,491	9,491	(1,535)	7,956
One-to-four family loans	8,017	(2,997)	(100)	4,920	225	(191)	34
Other loans	4,529	(1,766)	(1,280)	1,483	734	(640)	94
Ending balance	$40,473	$(14,250)	$(4,664)	$21,559	$15,209	$(3,717)	$11,492

The following table summarizes impaired loans at June 30, 2010, and September 30, 2009:

	June 30, 2010	September 30, 2009
	(in thousands)
Impaired loans with related specific allowance	$16,300	$7,131
Impaired loans with no related allowance	9,943	6,657
Total impaired loans	$26,243	$13,788

Specific allowance on impaired loans	$5,710	$1,516

Troubled debt restructurings totaled $7.0 million and $11.9 million at June 30, 2010 and September 30, 2009, respectively, and are included in the impaired loan disclosures above.

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

The following table summarized the Company’s financial assets that were measured at fair value on a recurring basis at June 30, 2010 and September 30, 2009:

	Total	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2010
Obligations of U.S. Government-sponsored enterprises (“GSE”)	$13,237	-	$13,237	-
Obligations of states and political subdivisions	1,531	-	1,531	-
Mortgage-backed securities, GSE issued	148,425	-	148,425	-
Mortgage-backed securities, private label	457		457

September 30, 2009
Obligations of U.S. GSE	$4,127	-	$4,127	-
Mortgage-backed securities, GSE issued	164,594	-	164,594	-
Mortgage-backed securities, private label	599		599

Additionally, certain assets are measured at fair value on a non-recurring basis.  These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at June 30, 2010 and September 30, 2009:

	Total	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2010
Impaired loans	$10,590	$-	$-	$10,590
Real estate owned	9,595	-	-	9,595

September 30, 2009
Impaired loans	$5,699	$-	$-	$5,699
Real estate owned	11,781	-	-	11,781

Impaired loans, which are measured for impairment using the fair value of the collateral at June 30, 2010, had a carrying amount of $16.3 million, net of specific valuation allowances totaling $5.7 million.  The impact on earnings as a result of write-downs to REO was $418,000 and $367,000 for the three months ended June 30, 2010 and 2009 and $2.5 million and $528,000 for the nine months ended June 30, 2010 and 2009.

The specific valuation allowance required a provision of $3.3 million and $1.6 million during the quarters ended June 30, 2010 and June 30, 2009, respectively, and a provision of $5.7 million and $2.6 million for the nine month periods ended June 30, 2010, and June 30, 2009, respectively.

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

Fair value for real estate owned is determined by obtaining appraisals on the properties. The fair value under such appraisals is determined by using an income, cost or comparable sales valuation technique. The fair value is then reduced by management’s estimate for the direct costs expected to be incurred in order to sell the property. Holding costs or maintenance expenses are recorded as period costs when incurred and are not included in the fair value estimate.

The estimated fair values of the Company’s financial instruments at June 30, 2010, were as follows:

	June 30, 2010
	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$170,235	$170,235
Investment securities	163,650	163,650
Loans held for sale	2,494	2,494
Loans receivable, net	456,879	465,337
FDIC indemnification receivable, net	7,607	7,607
FHLB stock	10,326	N/A
Accrued interest receivable	2,330	2,330

Financial Liabilities:
Demand and savings deposits	$347,150	$347,150
Certificates of deposit	227,729	233,463
FHLB advances and other borrowings	73,536	76,895
Advances by borrowers for taxes and insurance	518	518
Accrued interest payable	560	560

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

Advances by borrowers for taxes and insurance: The carrying amount approximates fair value.

Accrued interest payable: The carrying amount approximates fair value.

Off-balance-sheet instruments: Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at June 30, 2010 and 2009, were insignificant.

Note 9 –FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the nine month period ended June 30, 2010, was as follows:

	Reimbursement rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable
	(in thousands)
Balance at September 30, 2009	$34,000	$4,405	$31,385	$(1,347)	$30,038
Payments from FDIC for losses on covered assets	(24,319)	-	(19,455)	-	(19,455)
Adjustment for net reduction in estimated losses	-	(3,477)	(3,303)	-	(3,303)
Discount accretion	-	-	-	327	327
Balance at June 30, 2010	$9,681	$928	$8,627	$(1,020)	$7,607

Amounts receivable from the FDIC have been estimated at 80% of losses on covered assets (acquired loans and REO) up to $34.0 million. Reimbursable losses in excess of $34.0 million have been estimated at 95% of the amount recoverable from the FDIC.

Note 10 – Subsequent Event

On July 30, 2010, the Company announced the Bank’s purchase and assumption of certain assets and liabilities of LibertyBank in Eugene, Oregon, in a transaction facilitated by the FDIC. Based on preliminary financial information, the acquisition by the Bank includes approximately $388 million of assets, including $94 million of cash and securities and $266 million of loans and leases. Deposits assumed in the acquisition total approximately $675 million, which includes all insured and uninsured deposits. Other real estate owned acquired in the transaction totaled approximately $21 million. The transaction also includes the purchase of other assets and liabilities. The Bank anticipates an additional cash settlement of approximately $314 million due to the assumption of net liabilities by Home Federal Bank. All balances above are subject to final closing and pro forma adjustments to the balance sheet accounts of LibertyBank as of July 30, 2010, and are subject to change.

The Bank acquired the assets of LibertyBank at a discount of $29.9 million and the deposit liabilities at a deposit premium of 1.0%. The purchased loans, excluding consumer and deposit secured loans, and real estate owned are covered by a loss share agreement between the FDIC and Home Federal Bank. Under the loss share agreement, the FDIC has agreed to cover 80% of the losses on the disposition of the loans and real estate owned. The Bank also acquired the operations of Commercial Equipment Lease Corporation, a commercial leasing subsidiary of LibertyBank. The leases of the subsidiary are included as covered assets under the loss share agreement.

In addition to deepening its presence in Central Oregon, Home Federal Bank will now operate in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. The Bank will also have a branch and commercial loan production office in Portland.

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
•
results of examinations of us by the Office of Thrift Supervision (the “OTS”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•
legislative or regulatory changes that adversely affect our business including the recently enacted financial reform legislation and changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;
•	further increases in premiums for deposit insurance;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;

·	costs and effects of litigation, including settlements and judgments;
·
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire from our merger and acquisition activities into our operations, our ability to retain customers and employees and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

·	the possibility that the expected benefits from the FDIC-assisted acquisitions will not be realized;
·	increased competitive pressures among financial services companies;
·	changes in consumer spending, borrowing and savings habits;
·	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
·	our ability to pay dividends on our common stock;
·	adverse changes in the securities markets;
·	inability of key third-party providers to perform their obligations to us;
·
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

·
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

On July 30, 2010, the Bank entered into a purchase and assumption with loss share with the FDIC to assume all of the deposits and acquire certain assets of LibertyBank, headquartered in Eugene, Oregon (the “LibertyBank Acquisition”). For additional information regarding the LibertyBank Acquisition, see Note 10 of the Selected Notes to Consolidated Financial Statements.

In addition to deepening its presence in Central Oregon, Home Federal Bank will now operate in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. The Bank will also have a branch and commercial loan production office in Portland.

At June 30, 2010, Home Federal Bank had operations in two distinct market areas including the Boise, Idaho, metropolitan statistical area (“MSA”) and surrounding communities, together known as the Treasure Valley region of southwestern Idaho, including Ada, Canyon, Elmore and Gem counties. We refer to this market as the “Idaho Region.” The Acquisition resulted in the Bank’s entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson.  We refer to this market as the “Central Oregon Region.” In addition to deepening its presence in Central Oregon, as a result of the LibertyBank Acquisition completed on July 30, 2010, the Bank will now operate in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. The Bank will also have a branch and commercial loan production office in Portland. In total, we currently have 37 full-service banking offices

The following summarizes key activities of the Company during the third fiscal quarter ended June 30, 2010:

▪	Deposits increased $20.0 million for the linked quarter with core deposits (checking, money market and savings accounts) increasing $29.1 million
▪	Cash and cash equivalents increased significantly from the linked quarter
▪	Gross loans declined $32.1 million from the linked quarter as lending opportunities meeting our criteria remain difficult to obtain
▪	Nonperforming assets decreased $3.4 million to $60.6 million
▪	Provision for loan losses totaled $3.3 million while net charge-offs totaled $4.0 million
▪	Valuation adjustments on real estate owned totaled $418,000
▪	The Bank received $4.1 million in reimbursed losses from the FDIC on assets covered under the loss share agreement

The current economic and interest rate environments continue to challenge our organic growth plans, although we have achieved significant deposit growth in fiscal year 2010. While total assets increased during the third quarter of fiscal year 2010, a diminished supply of creditworthy lending opportunities contributed to a decrease in outstanding loan balances. Cash and amounts due from depository institutions increased significantly as investment securities offer very low yields within our credit and interest rate risk tolerances.

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

While we were successful in reducing nonperforming assets during the quarter, delinquencies in our commercial real estate loan portfolio rose, which may lead to future increases in nonperforming loans and assets. We recorded a provision for loan losses of $3.3 million during the third quarter of fiscal year 2010 primarily due to the increases in specific reserves in our commercial real estate portfolio as property values continue to decline.

The economic environment in our markets of Southwestern Idaho and Central Oregon continues to be weak with unemployment rates exceeding national levels and with reduced prospects for economic growth over the next 12 months. We believe that meaningful organic growth in loans will be difficult to achieve in the short term.

Recent Legislation Impacting the Financial Services Industry

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

▪
On July 21, 2011 (unless extended for up to six additional months), transfer the responsibilities and authority of the OTS to supervise and examine federal thrifts, including the Bank, to the Office of the Comptroller of the Currency, and transfer the responsibilities and authority of the OTS to supervise and examine savings and loan holding companies, including the Company, to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

▪
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

▪	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to savings and loan holding companies beginning July 21, 2015.

▪
Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

▪	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

▪
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013, for noninterest-bearing demand transaction accounts at all insured depository institutions.

▪
Effective July 21, 2011, repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

▪
Require all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending our competitors’ responses.

Critical Accounting Estimates and Related Accounting Policies

Note 2 to the consolidated financial statements in this Quarterly Report on Form 10-Q provides a description of critical accounting policies and significant estimates in the financial statements that should be considered in conjunction with the reading of this discussion and analysis.

Comparison of Financial Condition at June 30, 2010, and September 30, 2009

For the nine months ended June 30, 2010, total assets increased $41.3 million.  The changes in total assets were primarily concentrated in the following asset categories:

			Increase/(Decrease)

	Balance at June 30, 2010	Balance at September 30, 2009	Amount	Percent

	(dollars in thousands)
Cash and amounts due from depository institutions	$170,235	$49,953	$120,282	240.8%
Investments available for sale, at fair value	163,650	169,320	(5,670)	(3.3)
Loans receivable, net of allowance for loan losses	456,879	510,629	(53,750)	(10.5)
FDIC indemnification receivable, net	7,607	30,038	(22,431)	(74.7)

Cash and amounts due from depository institutions. Cash and amounts due from depository institutions increased $120.3 million to $170.2 million at June 30, 2010, from $50.0 million at September 30, 2009.  Significant deposit growth funded the increase in cash with deposits increasing $60.0 million during the nine months ended June 30, 2010.  We also received $19.5 million in reimbursements from losses incurred on acquired assets during the nine months ended June 30, 2010, under the loss share agreement with the FDIC. In addition, cash increased due to principal repayments on one-to-four family residential mortgages and mortgage backed securities exceeding loan originations and purchases of mortgage backed securities.  We used some cash to pay maturing borrowings from the FHLB during fiscal year 2010. We continue to hold excess levels of cash as a result of the very low interest rate environment, which makes medium-term investments unattractive, and to provide increased flexibility for potential acquisitions.

Investments. Investments decreased $5.7 million to $163.7 million at June 30, 2010, from $169.3 million at September 30, 2009.  The decrease was primarily the result of the sum of principal repayments and securities called exceeding the purchases of securities during the nine months ended June 30, 2010.  Principal reductions and called securities totaled $38.8 million for the nine months ended June 30, 2010.

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

FHLB Stock. At June 30, 2010, the Bank held $10.3 million of common stock in the FHLB. This security is reported at par value, which represents the Bank’s cost. The FHLB has reported a capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator. As a result, the FHLB has stopped paying a dividend and has suspended the repurchase and redemption of outstanding common stock until its retained earnings deficiency is reclaimed.

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

Loans. Net loans receivable decreased $53.8 million to $456.9 million at June 30, 2010, from $510.6 million at September 30, 2009. One-to-four family residential mortgage loans decreased $25.7 million as we currently originate conventional one-to-four family residential loans primarily for sale in the secondary market. As a result, the residential loan portfolio will likely continue to decline as new loans are not added to the portfolio. Consumer loans decreased $6.6 million to $52.8 million as of June 30, 2010. Commercial real estate loans, real estate construction loans and commercial loans declined a combined $28.9 million to $257.2 million. We plan to continue our emphasis on commercial and small business banking products although the slowing economy has reduced growth opportunities for businesses in our primary markets, thereby limiting our ability to generate new loans meeting our investment objectives and criteria.

Asset Quality. Net loan charge-offs totaled $4.0 million during the quarter ended June 30, 2010, compared to $2.8 million during the quarter ended March 31, 2010, and $1.4 million for the quarter ended December 31, 2009. Loans delinquent 30 to 89 days totaled $12.3 million at June 30, 2010, including $6.9 million of delinquent loans covered by the loss share agreement with the FDIC, as compared to $7.9 million at September 30, 2009. The following table summarizes loans delinquent 30 to 89 days:

	June 30,	September 30,
	2010	2009
	(in thousands)
Land acquisition and development	$515	$3,537
One-to-four family construction	419	481
Commercial real estate	3,579	1,886
One-to-four family residential	2,049	1,551
Multi-family	3,911	-
Consumer and other	1,799	415
Total loans delinquent 30 to 89 days	$12,272	$7,870

The allowance for loan losses was $17.9 million, or 3.76%, of gross loans at June 30, 2010, compared to $28.7 million, or 5.32% of gross loans at September 30, 2009. At June 30, 2010, $3.2 million of the recorded allowance was on loans purchased in the Acquisition and $14.7 million on loans in the Idaho Region loan portfolio. Approximately $5.7 million of the allowance for loan losses on the Idaho Region portfolio is allocated to nonperforming loans.

Since the Acquisition, the Company has continued to review preliminary estimates of fair values of loans purchased in the Acquisition. During this allocation period, management obtained information on additional loans that evidence credit impairment on the date of the Acquisition. Additionally, management updated the preliminary fair values of loans previously identified as purchased impaired loans on the date of acquisition. These adjustments reduced the preliminary estimated fair values of purchased impaired loans. Lastly, management updated preliminary estimated loss rates for loans acquired, which resulted in a reduction in the allowance for loan losses. The adjustment in the allowance for loan losses on purchased loans resulted in a reduction in the FDIC indemnification receivable due to lower loss estimates, which was offset somewhat by the reduction in estimated fair values of purchased impaired loans. The difference between the allowance for loan losses adjustment and the reduction in the FDIC indemnification receivable resulted in other income due to fair value adjustments of $278,000 during the quarter ended June 30, 2010. Should loans purchased in the Acquisition deteriorate further, the Company may be required to record a provision for loan losses and increase the allowance for loan losses in future periods.

Loans that exhibited evidence of credit deterioration on the date of the Acquisition were recorded at fair value under ASC 310-30, which means an allowance for loan losses is not reported separately on the Consolidated Balance Sheets. Because of the loss sharing agreement with the FDIC on these assets, we do not expect to incur excessive future losses on the acquired loan portfolio. However, our inability to perform specific requirements under the purchase and assumption agreement with the FDIC or to properly service and manage the workout of troubled loans in the loss share portfolio may result in certain loans losing eligibility for reimbursement of losses under the loss share agreement.

Nonperforming assets, which include all loans past due greater than 90 days, loans on nonaccrual status and real estate and other property owned, totaled $60.6 million at June 30, 2010, compared to $56.9 million at September 30, 2009. The delinquency table above includes $5.8 million, and $5.1 million of loans that were placed on nonaccrual status at June 30, 2010, and September 30, 2009, respectively, which are also included in the table below that summarizes total nonperforming loans (including nonaccrual and impaired loans) and real estate owned:

	June 30, 2010			September 30, 2009
(in thousands)	Covered Assets	Legacy Portfolio	Total	Covered Assets	Legacy Portfolio	Total
Acquisition and development	$7,936	$3,378	$11,314	$6,985	$623	$7,608
One-to-four family construction	347	446	793	481	2,283	2,764
Commercial real estate	15,049	8,907	23,956	11,016	2,725	13,741
One-to-four family residential	2,244	5,879	8,123	5,020	5,971	10,991
Other	2,105	1,985	4,090	3,206	182	3,388
Total nonperforming loans	27,681	20,595	48,276	26,708	11,784	38,492
Real estate owned and other property owned	6,291	6,017	12,308	7,516	10,875	18,391
Total nonperforming assets	$33,972	$26,612	$60,584	$34,224	$22,659	$56,883

Certain loan modifications or restructurings are accounted for as "troubled debt restructurings."  In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. Troubled debt restructurings that were not included in the delinquency or nonperforming asset tables above totaled $1.5 million and $4.6 million at June 30, 2010, and September 30, 2009, respectively. All troubled debt restructurings are considered to be impaired loans, but may not necessarily be placed on nonaccrual status.

Potential problem loans are loans that do not yet meet the criteria for placement on non-accrual status, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of the borrowers to comply with present loan repayment terms. This may result in the future inclusion of such loans in the non-accrual loan category. As of June 30, 2010, the aggregate amount of potential problem loans was $21.1 million, which includes loans that were rated “Substandard” under the Bank’s risk grading process but were not impaired or on non-accrual status.

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

Real estate and other repossessed assets decreased $6.1 million or 33.1% to $12.3 million compared to $18.4 million as of September 30, 2009. At June 30, 2010, real estate owned and other repossessed assets was comprised of $6.9 million of land development and speculative one-to-four family construction projects, $3.4 million of commercial real estate, and $2.0 million of one-to-four family residential properties.

In fiscal year 2006, the Bank purchased approximately $38.8 million of residential real estate loans from Countrywide Financial, now Bank of America, who continues to service the loans. Balances on the portfolio totaled $18.2 million at June 30, 2010. The majority of the portfolio balance is secured by properties outside of the state of Idaho and delinquencies and foreclosures are at levels significantly higher than similar loans on properties in our primary market areas. At June 30, 2010, this portfolio had $3.5 million of nonperforming loans that are reported in the table above. The total reserve allocated to loans in this loan portfolio was $2.3 million at June 30, 2010, or 12.8% of the balance of loans outstanding on that date.

FDIC indemnification receivable. As part of the Acquisition, the Company entered into a loss sharing agreement with the FDIC. This agreement covers realized losses on loans and foreclosed real estate purchased in the Acquisition. Under this agreement, the FDIC will reimburse Home Federal Bank for 80% of the first $34.0 million of realized losses and 95% on realized losses that exceed $34.0 million. The FDIC indemnification receivable declined $22.4 million to $7.6 million from September 30, 2009, primarily due to payments for reimbursements for loan charge-offs and other reimbursable expenses. In addition, during the quarter ended June 30, 2010, an assessment was performed on the preliminary estimated fair values of loans acquired in the acquisition.  This resulted in a reduction in the receivable of $5.3 million.

Deposits. Deposits increased $60.0 million, or 11.7%, to $574.9 million at June 30, 2010, from $514.9 million at September 30, 2009, entirely as a result of core deposit growth. There was a $61.2 million increase in core deposits and a decrease of $1.2 million in certificates of deposit.

The following table details the composition of the deposit portfolio and changes in deposit balances:

			Increase (Decrease)

	Balance at June 30, 2010	Balance at September 30, 2009	Amount	Percent
	(dollars in thousands)

Noninterest-bearing demand	$70,718	$68,155	$2,563	3.8%
Interest-bearing demand	97,860	78,393	19,467	24.8
Health savings account	22,666	21,248	1,418	6.7
Money market	104,602	76,408	28,194	36.9
Savings	51,304	41,757	9,547	22.9
Certificates of deposit	227,729	228,897	(1,168)	(0.5)
Total deposit accounts	$574,879	$514,858	$60,021	11.7%

A significant contributor to growth in our money market accounts during the quarter is attributable to a new relationship with a public unit in our Central Oregon Region. Total growth in deposits our Central Oregon Region was $18.1 million during the third quarter of fiscal 2010. We continue to incur growth in interest-bearing checking accounts due to our Ultimate Checking Account product.

Borrowings. FHLB advances and other borrowings decreased $11.2 million, or 13.2%, to $73.5 million at June 30, 2010, from $84.7 million at September 30, 2009. Excess cash and principal payment proceeds from mortgage-backed securities and residential loan portfolios were used to repay FHLB advances as they matured.

Deferred Income Taxes. The Company had a net deferred tax liability of $2.7 million and $5.6 million at June 30, 2010, and September 30, 2009, respectively. Most of the change in deferred taxes was due to the adjustment to the fair market value of the acquisition, a decrease in the FDIC indemnification asset and an extraordinary gain, net of tax.

Equity. Stockholders’ equity decreased $3.8 million, or 1.8%, to $205.8 million at June 30, 2010, compared to $209.7 million at September 30, 2009. Dividends paid during the nine months ended June 30, 2010 reduced retained earnings $2.6 million. In addition, the net loss year to date also decreased equity.  The Company’s book value per share as of June 30, 2010, was $12.33 per share based upon 16,687,760 outstanding shares of common stock.

Comparison of Operating Results for the Three Months Ended June 30, 2010, and June 30, 2009

Net loss for the three months ended June 30, 2010, was $1.9 million, or $0.12 per diluted share, compared to a net loss of $1.2 million, or $0.08 per diluted share, for the three months ended June 30, 2009. Total revenue for the quarter ended June 30, 2010, which consists of net interest income before the provision for loan losses plus noninterest income, increased $500,000 or 6.0% to $8.8 million from $8.3 million for the same period of the prior year.

The efficiency ratio increased to 98.23% for the quarter ended June 30, 2010, compared to 84.26% for the same quarter a year ago due mainly to increased expenses associated with troubled assets not covered under the loss share agreement and the additional burden of operating two core processing systems, including certain back-office operations assumed in the Acquisition. The conversion and consolidation of both platforms is anticipated to occur in the fourth quarter of fiscal year 2010.  The Company will face similar added costs in the fourth quarter of 2010 and future periods with respect to the back-office operations assumed in the LibertyBank acquisition until the completion of the conversion and consolidation of LibertyBank’s operations into the Company’s.

Net Interest Income. Net interest income increased $215,000, or 3.8%, to $5.9 million for the three months ended June 30, 2010, from $5.7 million for the three months ended June 30, 2009. The increase in net interest income was due to both the Acquisition as well as the lower rates paid on deposits in the quarter just ended than in the same period a year ago, which offset lower yields in the loan portfolio. Fair value amortization of purchased loans and assumed deposits decreased interest income and interest expense by $232,000 and $66,000, respectively, during the third quarter of fiscal year 2010. The Company’s net interest margin decreased 60 basis points to 2.93% for the quarter ended June 30, 2010, compared to 3.53% in the year ago period. Cash balances continued to increase, which exerted downward pressure on the net interest margin due to the low yield earned on this excess cash. The increase in nonperforming loans purchased in the Acquisition is also reducing the average yield earned on the loan portfolio compared to fiscal year 2009.

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

	Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(340)	$871	$531
Loans held for sale	1	(32)	(31)
Interest-bearing deposits in other banks	(1)	49	48
Investment securities, available for sale	-	47	47
Mortgage-backed securities	(206)	(298)	(504)
Total net change in income on interest-earning assets	$(546)	$637	$91

Interest-bearing liabilities:
Savings deposits	$(2)	$24	$22
Interest-bearing demand deposits	63	55	118
Money market accounts	(30)	108	78
Certificates of deposit	(461)	395	(66)
Total deposits	(430)	582	152
FHLB advances	(27)	(249)	(276)
Total net change in expense on interest-bearing liabilities	$(457)	$333	$(124)
Total increase in net interest income			$215

Interest and Dividend Income.  Total interest and dividend income for the three months ended June 30, 2010, increased $91,000, or 1.1%, to $8.5 million, from $8.4 million for the three months ended June 30, 2009.  The increase during the quarter was attributable to higher levels of interest earning assets, which was offset somewhat by a decrease in the yield earned on interest earning assets.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Three Months Ended June 30,
	2010		2009		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income
	(dollars in thousands)

Loans receivable, net of deferred fees/costs	$500,090	5.52%	$437,762	5.82%	$531
Loans held for sale	1,747	4.89	4,372	4.84	(31)
Interest bearing deposits in other banks	139,727	0.16	20,252	0.18	48
Investment securities, available for sale	9,616	1.96	-	-	47
Mortgage-backed securities	147,286	4.02	175,522	4.52	(504)
FHLB stock	10,326	-	9,591	-	-
Total interest-earning assets	$808,792	4.20%	$647,499	5.20%	$91

The average yield on loans fell to 5.52% in the third quarter of fiscal year 2010 due to the extremely low interest rate environment that has persisted for over a year and the impact of nonaccrual loans. Foregone interest income on nonaccrual loans was approximately $783,000 during the quarter ended June 30, 2010. While most of our adjustable-rate loans contain floors, which mitigates some of the decline in our yield attributable to the low interest rate environment, subject to the risk of borrowers refinancing their loans elsewhere, new loans originated during fiscal year 2010 as well as portfolio loans repricing during the current year continue to drive down the average yield on the loan portfolio. In addition, the significant amount of interest-bearing deposits in other banks yielding an average of 16 basis points is also a major factor in reducing the overall yield on interest earning assets.

Interest Expense.  Interest expense decreased $124,000, or 4.6%, to $2.6 million for the three months ended June 30, 2010, from $2.7 million for the three months ended June 30, 2009.  While the average balance of total interest-bearing liabilities increased $135.1 million, or 30.6%, to $576.1 million for the three months ended June 30, 2010, from $441.0 million for the three months ended June 30, 2009, our overall interest expense decreased.  The average rate on certificates of deposit decreased from 3.10% to 2.18% and was a significant factor in the decrease.  The $23.9 million reduction in average outstanding FHLB borrowings was also a significant factor in the decrease.

The following table details average balances, cost of funds and the change in interest expense:

	Three Months Ended June 30,
	2010		2009		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2009
	(dollars in thousands)

Savings deposits	$49,886	0.65%	$35,173	0.67%	$22
Interest-bearing demand deposits	119,869	0.73	83,319	0.48	118
Money market deposits	96,989	0.88	49,731	1.09	78
Certificates of deposit	232,603	2.18	172,146	3.10	(66)
FHLB advances	76,786	4.13	100,667	4.24	(276)
Total interest-bearing liabilities	$576,133	1.79%	$441,036	2.45%	$(124)

Provision for Loan Losses.  We recorded a provision for loan losses of $3.3 million for the quarter ended June 30, 2010, as a result of our analysis of the loan portfolio. A provision for loan losses of $3.5 million was recorded for the same quarter of the prior year.  The provision in the third quarter of fiscal year 2010 was mainly due to continued signs of stress in the commercial real estate portfolio of the Idaho Region, about which we have detailed in prior filings. Vacancies in commercial real estate properties continue to increase in our markets and unemployment rates remain near or above national levels. The decline in economic activity and oversupply of commercial real estate is resulting in lower property values and the risk of greater delinquencies and loan losses in the future.

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

The following table details selected activity associated with the allowance for loan losses:

	At or For the Three Months Ended June 30,
	2010	2009
	(dollars in thousands)
Provision for loan losses	$3,300	$3,450
Net charge-offs	3,997	2,517
Allowance for loan losses	17,872	8,266
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	3.76%	1.93%
Nonperforming loans	$48,276	$16,462
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	37.02%	50.21%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	10.15	3.85
Loans receivable, net	$456,879	$418,198

Noninterest Income.  Noninterest income increased $285,000, or 10.9%, to $2.9 million for the three months ended June 30, 2010, from $2.6 million for the three months ended June 30, 2009.  Service charges and fees increased $317,000 or 15.8% from the same period of the prior year.  The increase was primarily due to the deposit accounts acquired in the Acquisition.  We expect revenue from overdraft fees to decline as the deposit portfolio strategically is shifted away from low-balance, high overdraft accounts to higher-balance, relationship accounts. We also expect overdraft fee income to decline as a result of regulations that took effect July 1, 2010, which prohibit a financial institution from automatically enrolling customers in overdraft protection programs and ATM and one-time debit card transactions unless a consumer consents, or opts in, to the overdraft service.

Within other income, $80,000 of accretable income from the FDIC indemnification receivable was recorded for the quarter, which was offset by loss on sale of REOs of $195,000.  In addition, a one-time income item of $278,000 related to the revaluation of assets acquired in the Acquisition was recorded in the quarter just ended.  Lastly, gain on sale of loans decreased $291,000 or 70.0% due to a significant drop in residential mortgage loan production in the quarter just ended compared to the year ago period. While mortgage rates continue to be very low compared to historical averages, we have found fewer customers have been eligible for financing due to declines in creditworthiness or declines in the value of their homes. We hired a new vice president to oversee our mortgage banking line of business in April 2010 and to develop a stronger business development program for our mortgage team.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Three Months Ended June 30,		Increase (decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)
Service charges and fees	$2,325	$2,008	$317	15.8%
Gain on sale of loans	125	416	(291)	(70.0)
Increase in cash surrender value of bank owned life insurance	105	107	(2)	(1.9)
Loan servicing fees	16	-	16	n/a
Other	325	80	245	306.3
Total noninterest income	$2,896	$2,611	$285	10.9%

Noninterest Expense.  Noninterest expense increased $1.7 million, or 23.6%, to $8.7 million for the three months ended June 30, 2010, from $7.0 million for the three months ended June 30, 2009.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Three Months Ended June 30,		Increase (decrease)

	2010	2009	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$4,660	$3,594	$1,066	29.7%
Occupancy and equipment	979	804	175	21.8
Data processing	929	654	275	42.1
Advertising	233	211	22	10.4
Professional services	391	236	155	65.7
Insurance and taxes	423	783	(360)	(46.0)
Provision for REO	418	367	51	13.9
Other	635	365	270	74.0
Total noninterest expense	$8,668	$7,014	$1,654	23.6%

Noninterest expenses were higher in nearly all categories compared to the year ago period primarily due to the Acquisition and the costs associated with maintaining two back offices. The Bank will continue to operate separate back offices in the Idaho and Central Oregon Regions until a full conversion and integration to a new core application platform is completed, which is anticipated in the fourth quarter of fiscal year 2010. Noninterest expenses are expected to remain at higher levels in the near term as a result of similar costs to be incurred in connection with the LibertyBank Acquisition.

The decrease in insurance and taxes from the prior year was due to the payment of a one-time special assessment by the Federal Deposit Insurance Corporation of $250,000 as well as significant past due property taxes due on property foreclosed on in the quarter ending June 30, 2009.

Income Tax Benefit. The Company recorded an income tax benefit of $1.2 million for the three months ended June 30, 2010. Net loss before income taxes was $3.1 million for the three months ended June 30, 2010, compared to a net loss of $2.0 million for the three months ended June 30, 2009.

Comparison of Operating Results for the Nine Months ended June 30, 2010, and June 30, 2009

Net loss for the nine months ended June 30, 2010, was $3.9 million, or $0.25 per diluted share.  This year to date loss included a $305,000 after-tax extraordinary gain recorded in the second quarter related to final resolution of a partial ownership in a partnership originally acquired as part of the Acquisition. Net loss for the nine months ended June 30, 2009, was $1.6 million, or $0.10 per diluted share. Total revenue for the nine months ended June 30, 2010, which consisted of net interest income before the provision for loan losses plus noninterest income, increased $2.0 million or 8.1% to $26.9 million compared to $24.8 million for the same period of the prior year. The Company’s efficiency ratio increased to 101.71% for the nine months ended June 30, 2010, compared to 79.00% for the same period of the prior year due to both the increased costs associated with the elevated level of troubled loans and real estate owned compared to the year ago period as well as due to the Acquisition.

Net Interest Income. Net interest income increased $1.2 million, or 6.9%, to $18.6 million for the nine months ended June 30, 2010, from $17.4 million for the nine months ended June 30, 2009. The increase was mainly attributable to the Acquisition and a decrease in interest expense. Lower interest rates as well as lower outstanding borrowings in the current year than in the year ago period primarily drove the decrease in interest expense.

The Company’s net interest margin decreased 30 basis points to 3.19% for the nine months ended June 30, 2010, from 3.49% for the same period last year. Higher rates of nonperforming assets and an increase in excess cash when compared to the year ago period were primarily responsible for the decrease.

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

	Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$(374)	$1,180	$806
Loans held for sale	-	(89)	(89)
Interest-bearing deposits in other banks	-	96	96
Investment securities, available for sale	-	91	91
Mortgage-backed securities	(555)	(925)	(1,480)
FHLB stock	32	1	33
Total net change in income on interest- earning assets	$(897)	$354	$(543)

Interest-bearing liabilities:
Savings deposits	$-	$52	$52
Interest-bearing demand deposits	104	136	240
Money market accounts	(19)	153	134
Certificates of deposit	(858)	172	(686)
Total deposits	(773)	513	(260)
FHLB advances	(249)	(1,227)	(1,476)
Total net change in expense on interest- bearing liabilities	$(1,022)	$(714)	$(1,736)
Total increase in net interest income			$1,193

Interest and Dividend Income.  Total interest and dividend income for the nine months ended June 30, 2010, decreased $543,000, or 2.0%, to $26.1 million, from $26.7 million for the nine months ended June 30, 2009.  Despite the increase in the average balance of interest-earning assets of $112.8 million, interest income dropped due to the decrease in yields earned on interest-earning assets of 87 basis points.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	Nine Months Ended June 30,
	2010		2009		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2009
	(dollars in thousands)
Loans receivable, net of deferred fees/costs	$516,454	5.42%	$455,969	5.90	$806
Loans held for sale	1,437	5.47	3,585	5.47	(89)
Interest-bearing deposits in other banks	87,755	0.17	12,111	0.19	96
Investment securities, available for sale	7,871	2.15	1,520	3.16	91
Mortgage-backed securities	153,587	4.19	181,898	4.63	(1,480)
FHLB stock	10,326	-	9,591	(0.46)	33
Total interest-earning assets	$777,430	4.48%	$664,674	5.35%	$(543)

Interest Expense. Interest expense decreased $1.7 million, or 18.8%, to $7.5 million for the nine months ended June 30, 2010, from $9.3 million for the nine months ended June 30, 2009. The average balance of total interest-bearing liabilities increased $94.1 million to $547.7 million for the nine months ended June 30, 2010, from $453.6 million for the nine months ended June 30, 2009. However, the decrease in the average cost of interest bearing liabilities of 89 basis points resulted in a lower interest expense for the nine months ended June 30, 2010, than for the year ago period.

The following table details average balances, cost of funds and the change in interest expense:

	Nine Months Ended June 30,
	2010		2009		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2009
	(dollars in thousands)

Savings deposits	$45,938	0.65%	$31,024	0.73%	$52
Interest-bearing demand deposits	110,982	0.66	80,434	0.51	240
Money market deposits	85,478	0.98	52,532	1.26	134
Certificates of deposit	228,458	2.18	173,765	3.39	(686)
FHLB advances	76,818	4.14	115,833	4.44	(1,476)
Total interest-bearing liabilities	$547,674	1.83%	$453,588	2.72%	$(1,736)

Provision for Loan Losses.  A provision for loan losses of $6.4 million was recorded as a result of our analysis of the loan portfolio for the nine months ended June 30, 2010, compared to a provision for loan losses of $8.1 million for the same period of the prior year.

The following table details selected activity associated with the allowance for loan losses:

	At or For the Nine Months Ended June 30,
	2010	2009
	(dollars in thousands)
Provision for loan losses	$6,375	$8,085
Net charge-offs	8,061	4,398
Allowance for loan losses	17,872	8,266
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	3.76%	1.93%
Nonperforming loans	$48,276	$16,462
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	37.02%	50.21%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	10.15	3.85
Loans receivable, net	$456,879	$418,198

Noninterest Income. Noninterest income increased $823,000, or 11.1%, to $8.2 million for the nine months ended June 30, 2010, from $7.4 million for the nine months ended June 30, 2009. The increase was primarily attributable to increases of $726,000 and $678,000 in service charges and fees and other income offset by a decrease in gain on sale of loans of $580,000. The increase in service charges and fees reflects the increased number of accounts assumed in the Acquisition. The increase in other income is due to a combination of $327,000 in accretable income from the FDIC indemnification receivable, a $131,000 increase in rental income compared to the previous year, $278,000 of other income related to the revaluation of loans acquired in the Acquisition offset by a $168,000 increase compared to the prior year in loss on sale of REOs. Residential loan volume was significantly below prior year levels resulting in lower gain on sale of loans.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Nine Months Ended June 30,		Increase (decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)
Service charges and fees	$6,735	$6,009	$726	12.1%
Gain on sale of loans	433	1,013	(580)	(57.3)
Increase in cash surrender value of bank owned life insurance	316	317	(1)	(0.3)
Loan servicing fees	52	54	(2)	(3.7)
Mortgage servicing rights, net	-	(31)	31	n/a
Other	704	55	649	1,180.0
Total noninterest income	$8,240	$7,417	$823	11.1%

Noninterest Expense. Noninterest expense increased $7.7 million, or 39.2%, to $27.3 million for the nine months ended June 30, 2010, from $19.6 million for the nine months ended June 30, 2009. Noninterest expenses were higher compared to the year ago period primarily due to the Acquisition. Among noninterest expense categories, the most significant increases from the year ago periods include provision for real estate owned and professional services. These increases are directly related to the costs associated with working through troubled assets.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Nine Months Ended June 30,		Increase (decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$13,966	$10,948	$3,018	27.6%
Occupancy and equipment	3,023	2,303	720	31.3
Data processing	2,526	1,773	753	42.5
Advertising	775	656	119	18.1
Professional services	1,375	870	505	58.1
Insurance and taxes	1,461	1,244	217	17.4
Provision for REO	2,509	528	1,981	375.2
Other	1,676	1,297	379	29.2
Total noninterest expense	$27,311	$19,619	$7,692	39.2%

Income Tax Benefit.  The Company recorded an income tax benefit of $2.5 million for the nine months ended June 30, 2010, including the tax expense associated with the extraordinary gain.  Net loss before income taxes was $6.8 million for the nine months ended June 30, 2010, compared to a net loss of $2.9 million for the nine months ended June 30, 2009.

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

An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on liquidity. Our access to funding sources in amounts adequate to finance the Company’s activities on acceptable terms could be impaired by factors that affect the Company and the Bank specifically or within the financial services industry or the economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action, a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the turmoil faced by banking organizations and the continued deterioration in credit markets.

At June 30, 2010, certificates of deposit were $227.7 million, or 39.6% of total deposits, including $134.4 million that are scheduled to mature by June 30, 2011.  Recent disruptions in the credit markets have resulted in a highly price-competitive market for certificates of deposit. Some rates offered by competitors currently exceed alternative costs of borrowings and are high compared to historical spreads to U.S. Treasury note rates. Nonetheless, we believe the Company has adequate resources to fund all loan commitments through FHLB advances, loan repayments, and maturing investment securities.

At June 30, 2010, the Bank maintained a line of credit with the FHLB of Seattle equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At June 30, 2010, the Bank was in compliance with the collateral requirements and $122.0 million of the line of credit was available. The Bank is highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet our growth plans or to meet short and long-term liquidity demands. However, the Company’s mortgage backed securities are marketable and could be sold to obtain cash to meet liquidity demands should access to FHLB funding be impaired. Additionally, the Bank could access funding from the Discount Window at the Federal Reserve Bank of San Francisco or through the origination of out of market brokered deposits.

As noted earlier, we have increased our liquidity by holding significant levels of excess cash. We have done so due to the very low interest rate environment, which makes medium-term investments unattractive, to maintain additional liquidity in the currently uncertain economic environment and to provide increased flexibility for potential acquisitions. We anticipate a cash payment from the FDIC for approximately $314 million in August 2010 from the LibertyBank acquisition. We intend to invest this increase in cash in short and medium-term U.S. GSE securities but maintain a higher than normal level of cash due to the reasons mentioned above.

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

In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. These representations and warranties are most applicable to the residential mortgages sold in the secondary market.  The Bank believes that the potential for significant loss under these arrangements is remote. However, the Bank has recorded losses totaling $65,000 in connection with these arrangements during the current fiscal year. Accordingly, no contingent liability is recorded in the financial statements. However, past performance may not be representative of future performance on sold loans and the Bank may experience material losses in the future.

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of June 30, 2010:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$1,017
Adjustable rate	8,748
Undisbursed balance of loans closed	4,506
Unused lines of credit	40,151
Commercial letters of credit	767
Total	$55,189

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Bank’s total regulatory capital was $147.6 million at June 30, 2010, or 18.2%, of total assets on that date. As of June 30, 2010, the Bank exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at June 30, 2010, were as follows: Tier 1 capital 18.2%; Tier 1 (core) risk-based capital 34.0%; and total risk-based capital 35.3%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

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

One of the Bank’s primary financial objectives is to generate ongoing profitability. The Bank’s profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. The rates the Company earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. The Bank’s loans generally have longer maturities than its deposits. Accordingly, the Company’s results of operations, like those of other financial institutions, are affected by changes in interest rates and the interest rate sensitivity of assets and liabilities. The Bank measures its interest rate sensitivity on a quarterly basis using an internal model.

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

Management employs various strategies to manage the Company’s interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At June 30, 2010, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2009 Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing.  The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 25, 2010, a borrower of the Bank filed a Complaint and Demand for Jury Trial in Canyon County, Idaho, asserting a claim against the Bank for  alleged breach of contract, breach of the covenant of good faith and fair dealing and violation of the Uniform Commercial Code  in connection with a borrowing agreement between the borrower  and the Bank. No specific dollar amount of damages was specified in the Complaint, however the borrower is seeking an award of damages sufficient to compensate the borrower for the foreseeable damages caused by the Bank’s alleged breaches as described above, including, but not limited to, lost profits, business devastation damages, the loss of goodwill and reputation in the business community and injury to its credit standing. The Bank believes the claims are without merit and  intends to vigorously defend against these claims. In the opinion of management, based on currently available information, the resolution of this legal action is not expected to have a material adverse effect  on the Company’s financial position or results of operations.

Item 1A.  Risk Factors

Recently enacted legislation could have a material adverse impact on us.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which, among other things, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies. Under the Dodd Frank-Act, the Bank’s primary regulator, the OTS, will be eliminated and existing federal thrifts, including the Bank, will be subject to regulation and supervision by the Office of Comptroller of the Currency.  Savings and loan holding companies, including the Company, will be regulated by the Federal Reserve Board, which will have the authority to promulgate new regulations governing the Company that will impose additional capital requirements and may result in additional restrictions on investments and other holding company activities. These transfers of regulatory authority will occur on July 21, 2011, unless extended for up to an additional six months.  The Dodd-Frank Act also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this bureau could result in new regulatory requirements and raise the cost of regulatory compliance. One year after the date of its enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on our competitors’ responses, this change could materially increase our interest expense.  Additional provisions of the Dodd-Frank Act are described in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Legislation Impacting the Financial Services Industry.”

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us.  However, compliance with this new law and its implementing regulations is expected to result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could adversely affect us.

We are pursuing a strategy of supplementing organic growth by acquiring other financial institutions or their businesses that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

•
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;

•
Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful. These risks are present in our recently completed FDIC-assisted transaction involving our assumption of deposits and the acquisition of assets of LibertyBank ;
·
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

·	We have completed two significant acquisitions during the past year that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

Failure to comply with the terms of the loss share agreements with the FDIC may result in significant losses.

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

On July 30, 2010, Home Federal Bank entered into a definitive purchase and assumption agreement with the FDIC, pursuant to which Home Federal assumed the deposits and acquired certain assets of LibertyBank, headquartered in Eugene, Oregon. Home Federal also entered into a loss sharing agreement with the FDIC.  Under the loss sharing agreement, Home Federal will share in the losses on assets covered under the purchase and assumption agreement.   The FDIC has agreed to reimburse Home Federal for 80% of losses incurred on covered loans and other real estate owned

The purchase and assumption agreements and the loss sharing agreements have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements. Our failure to comply with the terms of the agreements or to properly service the loans and REO under the requirements of the loss share agreements may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC. This could result in material losses that are currently not anticipated.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Removed and Reserved

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction(1)
2.2	Purchase and Assumption Agreement for LibertyBank Transaction(2)
3.1	Articles of Incorporation of the Registrant (3)
3.2	Bylaws of the Registrant (3)

10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams(9)
10.2	Amended Severance Agreement with Eric S. Nadeau(9)
10.3	Amended Severance Agreement with Steven D. Emerson(9)
10.4	Form of Home Federal Bank Employee Severance Compensation Plan (4)
10.5	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (3)
10.6	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (3)
10.7
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (3)

10.8	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (3)
10.9	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Len E. Williams(9)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with Eric S. Nadeau(9)
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Steven D. Emerson(9)
10.12	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (5)
10.13	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (5)
10.14	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (6)
10.15	Transition Agreement with Daniel L. Stevens (7)
10.16	2008 Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
         ______
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2009
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2009
(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-146289)
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006
(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
          *      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Home Federal Bancorp, Inc.

Date: August 9, 2010	/s/ Len E. Williams
Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	/s/ Eric S. Nadeau
Eric S. Nadeau
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

39