Form 10-Q/A
period 2010-06-30
Home Federal Bancorp, Inc.
filed 2010-10-08
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

Home Federal Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2010 that was originally filed with the Securities and Exchange Commission on August 9, 2010 (“Form 10-Q”).  The Company is filing this Amendment No. 1 to Part I- Financial Information –Item 1 Financial Statements to provide additional disclosure about the Company’s processes and procedures related to its troubled debt restructurings and impaired loans on page 14.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update the Company's financial condition or results of operations disclosed in the Form 10-Q.

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

As of September 30, 2009	Loans originally reported under ASC 310-30				Additional loans identified under ASC 310-30
	(in thousands)
	Balance	Discount	Additional Adjustments	Estimated Fair Value	Balance	Discount	Estimated Fair Value
Acquisition, development and construction loans	$11,446	$(3,980)	$(2,801)	$ 4,665	$ 4,759	$(1,351)	$ 3,408
Commercial real estate loans	16,481	(5,507)	(483)	10,491	9,491	(1,535)	7,956
One-to-four family loans	8,017	(2,997)	(100)	4,920	225	(191)	34
Other loans	4,529	(1,766)	(1,280)	1,483	734	(640)	94
Ending balance	$40,473	$(14,250)	$(4,664)	$21,559	$15,209	$(3,717)	$11,492

The following table summarizes impaired loans at June 30, 2010, and September 30, 2009:

	June 30, 2010	September 30, 2009
	(in thousands)
Impaired loans with related specific allowance	$16,300	$7,131
Impaired loans with no related allowance	9,943	6,657
Total impaired loans	$26,243	$13,788

Specific allowance on impaired loans	$5,710	$1,516

A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of collateral, if the loan is collateral dependent. Estimated probable losses on non-homogenous loans (generally commercial real estate and acquisitions and land development loans) in the organic loan portfolio that are subject to ASC 310-10-35 impairment are allocated specific allowances. Therefore, impaired loans in our organic portfolio that are reported without a specific allowance are reported as such due to collateral or cash flow sufficiency, as applicable. Estimated probable losses on non-homogeneous loans that are covered under the loss share agreement with the FDIC are charged down and a specific allowance is not allocated to those loans. Impaired loans related to the Community First Bank acquisition includes loans whose credit quality has deteriorated since the acquisition date. Impaired loans without a specific allowance in our organic and acquired loan portfolios totaled $4.7 million and $5.2 million at June 30, 2010, respectively. Partial charge offs on impaired loans in our acquired loan portfolio reduced outstanding balances by $153,000 at June 30, 2010.

The Company's internal process used to assess whether a modification should be reported and accounted for as a troubled debt restructuring includes an assessment of the borrower's payment history, considering whether the borrower is in financial difficulty, whether a concession has been granted, and whether it is likely the borrower will be able to perform under the modified terms. Rate reductions below market rate, extensions of the loan maturity date that would not otherwise be considered, and deferrals or forgiveness of principal or interest are examples of modifications that are concessions. Acquisition, development and construction loans that have interest-only or interest reserve structures are reviewed at least quarterly and are reported as nonperforming or impaired loans prior to their maturity date if doubt exists as to the collectability of contractual principal or interest prior to that time. Evidence of impairment on such loans could include construction cost overruns, deterioration of guarantor strength and slowdown in sales activity.

Modifications to loans not accounted for as troubled debt restructurings totaled $3.4 million at June 30, 2010. Approximately $2.5 million of those modifications resided in the covered loan portfolio of Community First Bank and $850,000 in the organic loan portfolio. These loans were not considered to be troubled debt restructurings because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure. Troubled debt restructurings totaled $7.0 million and $4.7 million at June 30, 2010 and September 30, 2009, respectively.

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

Home Federal Bancorp, Inc.

Date: October 7, 2010	/s/ Len E. Williams
Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date: October 7, 2010	/s/ Eric S. Nadeau
Eric S. Nadeau
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

20