Form 10-K
period 2010-09-30
Home Federal Bancorp, Inc.
filed 2010-12-14
CIK 1413440

                UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

As of December 6, 2010, there were 16,687,165 shares of the registrant’s common stock outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Global Select Market on March 31, 2010, was approximately $234,556,000(16,165,101 shares at $14.51 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III - Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders.

HOME FEDERAL BANCORP, INC.
2010 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

This annual report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “believes,” “intends,” “expects,” “anticipates,” “estimates” or similar expressions.  Forward-looking statements include, but are not limited to:

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

•	changes in general economic conditions, either nationally or in our market areas;
•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•	risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
•	secondary market conditions for loans and our ability to sell loans in the secondary market;
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

•
legislative or regulatory changes that adversely affect our business  including changes in regulatory policies and principles and the recently enacted Dodd-Frank Act and regulations that have been or will be promulgated thereunder; and  interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;
•	further increases in premiums for deposit insurance;
•	our ability to realize the residual values of our leases;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including the Community First Bank and LibertyBank transactions described in this report, or may in the future acquire from our merger and acquisition activities into our operations, our ability to retain customers and employees and our ability to realize related revenue synergies and cost savings within expected time frames, or at all, and any goodwill charges related thereto thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;

•	the possibility that the expected benefits from the FDIC-assisted acquisitions will not be realized;
•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed from time to time in our filings with the SEC, including this 2010 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.  Such developments could have an adverse impact on

Some of these and other factors are discussed in this Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in this document and in the documents incorporated by reference herein. Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this annual report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2011 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Home Federal Bancorp and its consolidated subsidiaries, unless the context otherwise requires.

PART I

Item 1. Business

Organization

The Company, a Maryland corporation, was organized by Home Federal MHC (“MHC”), Home Federal Bancorp, Inc. (a federally chartered stock corporation) and Home Federal Bank to facilitate the “second-step” conversion of Home Federal Bank (“Bank”) from the mutual holding company structure to the stock holding company structure (“Conversion”). Upon consummation of the Conversion, which occurred on December 19, 2007, the Company became the holding company for Home Federal Bank and now owns all of the issued and outstanding shares of Home Federal Bank’s common stock. As part of the Conversion, shares of the Company’s common stock were issued and sold in an offering to certain depositors of Home Federal Bank and others. Concurrent with the offering, each share of Home Federal Bancorp, Inc.’s common stock owned by public shareholders was exchanged for 1.136 shares of the Company’s common stock, which resulted in a 853,133 increase in outstanding shares, with cash being paid in lieu of issuing any fractional shares.

As part of the Conversion, a total of 9,384,000 new shares of the Company were sold in the offering at $10 per share. Proceeds from the offering totaled $87.8 million, net of offering costs of approximately $5.9 million. The Company contributed $48.0 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $8.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 816,000 shares of the Company’s common stock at $10 per share.

The Conversion was accounted for as reorganization in corporate form with no change in the historical basis of the Company’s assets, liabilities or stockholders’ equity. All references to the number of shares outstanding, including references for purposes of calculating per share amounts, are restated to give retroactive recognition to the exchange ratio applied in the Conversion.

Acquisition of assets and liabilities of Community First Bank

On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of Community First Bank, a full service commercial bank, headquartered in Prineville, Oregon (the “CFB Acquisition”). Community First Bank operated eight locations in central Oregon.  Home Federal Bank assumed approximately $142.8 million of the deposits of Community First Bank.  Additionally, Home Federal Bank purchased approximately $142.3 million in loans and $12.9 million of real estate and other repossessed assets (“REO”).  The loans and REO purchased are covered by loss sharing agreements between the FDIC and Home Federal Bank which affords the Bank significant protection.  Under the loss sharing agreements, Home Federal Bank will share in the losses on assets covered under the agreement (referred to as covered assets).  The FDIC has agreed to reimburse Home Federal Bank for 80% of losses up to $34.0 million, and 95% of losses that exceed that amount.  In addition, Home Federal Bank also purchased cash and cash equivalents and investment securities of Community First Bank valued at $37.7 million at the date of the Acquisition, and assumed $18.3 million in Federal Home Loan Bank advances and other borrowings. This acquisition was accounted for as a purchase under Financial Accounting Standard (“FAS”) No. 141, “Business Combinations,” with the assets acquired and liabilities assumed recorded at their respective fair values.

Acquisition of assets and liabilities of LibertyBank

On July 30, 2010, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to assume all of the deposits and certain assets of LibertyBank, a full service commercial bank headquartered in Eugene, Oregon (the “LibertyBank Acquisition”). LibertyBank operated fifteen locations in central and western Oregon.  The LibertyBank Acquisition consisted of assets with a preliminary fair value estimate of approximately $690.6 million, including $373.1 million of cash and cash equivalents, $197.6 million of loans and leases and $34.7 million of securities. Liabilities with a preliminary fair value estimate of $688.6 million were also assumed, including $682.6 million of deposits.

Included in the LibertyBank Acquisition were three subsidiaries of LibertyBank, which have become subsidiaries of Home Federal Bank. Two of the subsidiaries, Liberty Funding, Inc., and Liberty Investment Services, Inc., are inactive with no business activities. The third subsidiary, Commercial Equipment Lease Corporation (“CELC”) finances and leases equipment under equipment finance agreements and lease contracts, typically for terms of less than 5 years. The book value of the stock of CELC was $10.3 million. CELC conducts business in all fifty states, with a primary focus on Oregon, California and Washington state. Home Federal Bank intends to wind down the operations of CELC and the accounts of CELC have been consolidated in the accompanying financial statements.

Home Federal Bank also entered into loss sharing agreements with the FDIC in the LibertyBank Acquisition. Under the loss sharing agreements, the FDIC has agreed to reimburse Home Federal for 80% of losses on purchased REO, nearly all of the loans and leases of LibertyBank and CELC and certain related expenses. Total losses on the loans and leases of CELC are limited to the sum of the book value of the Bank's investment in CELC and the Bank's outstanding balance on a line of credit balance to CELC as of the acquisition date. These amounts totaled $57.0 million at July 30, 2010, and are eliminated upon consolidation.

In September 2020, approximately ten years following the LibertyBank Acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the intrinsic loss estimate, which was determined by the FDIC prior to the LibertyBank Acquisition. The payment amount will be 50% of the excess, if any, of (i) 20% of the Total Intrinsic Loss Estimate of $60.0 million, which equals $12.0 million, less the sum of the following:

A.	20% of the Net Loss Amount, which is the sum of all loss amounts on covered assets less the sum of all recovery amounts realized. This amount is not yet known;
B.	25% of the asset premium (discount). This amount is ($7.5) million; and
C.	3.5% of the total covered assets under the loss share agreements. This amount is $10.1 million.

The Company has estimated the minimum level of losses to avoid a true-up provision payment to the FDIC to be $46.7 million. The maximum amount of the true-up provision is $4.7 million, if there are no losses in the covered loan portfolio. Due to the estimated level of losses at the LibertyBank Acquisition date, management has determined a true-up provision payment is unlikely. As such, no liability has been recorded.

Business Activities

Home Federal Bancorp’s primary business activity is the ownership of the outstanding capital stock of Home Federal Bank. Home Federal Bancorp neither owns nor leases any property but instead uses the premises, equipment and other property of Home Federal Bank with the payment of appropriate management fees, as required by applicable law and regulations. At September 30, 2010, Home Federal Bancorp has no significant assets, other than $36.2 million of cash and cash equivalents, $17.0 million of mortgage-backed securities and all of the outstanding shares of Home Federal Bank, and no significant liabilities.

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

The Board of Directors and the management team have undertaken efforts to change the Company’s strategy from that of a traditional thrift to a full-service community bank. This transition includes a reduced reliance on one-to-four family loans originated for the Bank’s portfolio. As a result, the Bank’s lending activities have expanded in recent years to include commercial business lending, including commercial real estate and builder finance. While continuing our commitment to residential lending through our secondary market program, management expects commercial lending to become increasingly important for the Company. The CFB Acquisition and the LibertyBank Acquisition significantly increased the Bank’s commercial loan concentration.

At September 30, 2010, the Company had total assets of $1.5 billion, net loans of $620.5 million, deposit accounts of $1.2 billion and stockholders’ equity of $205.1 million.

Operating Lines

Home Federal Bancorp’s sole subsidiary is Home Federal Bank. Management has determined that the Bank, as a whole, is the sole reporting unit and that no reportable operating segments exist other than Home Federal Bank.

Market Area

Home Federal Bank currently has operations in three distinct market areas.  The Bank’s primary market area is the Boise, Idaho, metropolitan statistical area (“MSA”) and surrounding communities, together known as the Treasure Valley region of southwestern Idaho, including Ada, Canyon, Elmore and Gem counties. The CFB Acquisition resulted in the Bank’s entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson. Through the LibertyBank Acquisition, Home Federal Bank expanded its markets into Lane, Josephine, Jackson, and Multnomah counties in Western Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon, in addition to deepening its presence in Central Oregon. The Bank also has a commercial loan production office in Portland, Oregon.

The bank operates through 37 full-service banking offices, automated teller machines and Internet banking services. Included in our 37 full-service banking offices were two Wal-Mart in-store branches located in our Idaho Region. For more information, see "Item 2. Properties."

The following table summarizes key economic and demographic information about these market areas:

	Median Household Income	Population Change	Unemployment Rate(1)		Total FDIC Deposits By County(2)		Home Federal Bank’s Deposit Market Share
	2010	2000-2010	Sept 2010	Sept 2009	June 2010	June 2009	June 2010
Idaho
Canyon	$48,455	44.8%	10.4%	10.2%	$1,479	$1,379	12.6%
Ada	63,046	32.5	8.5	8.7	6,148	5,967	2.9
Gem	43,367	15.2	10.2	10.4	134	138	23.5
Elmore	45,068	2.9	8.4	7.7	140	140	18.9

Oregon
Deschutes	$53,137	46.2%	13.1%	13.2%	$2,635	$2,716	10.0%
Lane	47,548	8.3	10.1	11.2	4,149	4,103	6.0
Josephine	38,770	10.7	12.9	12.7	1,292	1,277	10.9
Jackson	47,042	15.1	11.4	11.2	2,797	2,875	4.8
Crook	43,070	30.8	15.4	15.3	213	259	23.8
Jefferson	45,122	14.8	12.6	12.3	133	136	11.7
Multnomah	55,707	10.9	9.6	10.4	17,266	16,221	0.0

National	$54,442	10.6%	9.6%	10.1%

(1) Not seasonally adjusted. September 2010 is preliminary
(2) In millions. Excludes deposits in credit unions
Source: FDIC, SNL Financial, Bureau of Labor Statistics

Idaho Region. The local economy is primarily urban with Boise, the state capital of Idaho, being the most populous city in Idaho, followed by Nampa, the state's second largest city. Nearly 40% of the state’s population lives and works in the four counties of Ada, Canyon, Elmore and Gem that are served by Home Federal Bank.

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

The Treasure Valley has enjoyed strong population growth over the last five years, which led to an increase in residential community developments. Historically, the unemployment rate has been lower than the national rate. The current economic slowdown, which has been led by significant deterioration in residential home sales, has caused acceleration in unemployment in the Treasure Valley. This slowdown has created an over-supply of speculative construction and land development projects. During the build-up of residential construction, commercial real estate construction accelerated and many speculative construction commercial projects, as well as existing commercial buildings, are now vacant, contributing to falling property values. Continued deterioration in the local economy may result in additional losses in the Bank’s loan portfolio, restrict management’s ability to execute the Company’s growth plans or impact the Bank’s liquidity due to a shrinking deposit base.  See “Risk Factors” under Item 1A of this Annual Report on Form 10-K.

Central Oregon Region. Within Central Oregon, Home Federal Bank operates in Deschutes, Crook and Jefferson Counties.  Central Oregon has become a year-round destination resort for visitors and tourists worldwide offering premiere skiing, golfing, fishing, hiking, museums, biking, kayaking, festivals and world-class destination resorts. The largest communities in the Central Oregon Region are Bend, Redmond and Prineville.

While much smaller than the Idaho Region, Central Oregon’s economy is primarily driven by healthcare, government, tourism and other service industries. St. Charles Medical Center in Bend is the largest private employer with Les Schwab Tires Centers, which is headquartered in Central Oregon, call centers and resorts also within the top ten employers in the region.

Central Oregon has experienced rapid population growth and significant new construction has occurred over the last five years as the region’s natural beauty and resorts gained greater renown. Commercial and residential real estate values increased rapidly as construction of retail centers and new residential developments maintained pace with population growth. The median home price in Bend and Redmond rose 70% between April 2005 and April 2007 when values peaked. However, the economic slowdown nationally has reduced spending on vacations and tourism traffic in the region, resulting in very high unemployment. Additionally, commercial real estate vacancies in the region rose quickly and the median home prices in September 2010 have fallen approximately 50% from their peak.

Western Oregon Region. A benefit from the LibertyBank Acquisition was the expansion of the Bank’s markets into the communities of Eugene, Springfield, Medford and Grants Pass, Oregon. The Bank also entered the Portland market through a commercial loan center that also operates as a limited service branch. Eugene is Oregon’s second largest city with a population of more than 150,000 people,. Manufacturing, retail trade and healthcare and social assistance make up nearly 40% of total employment in Lane County. Since the University of Oregon and a Federal courthouse are located there, government employment helps add stability to Lane County’s economy. While unemployment in Lane County has not been as severe as in Central Oregon, it has trended above national unemployment rates.

Medford, a city of approximately 75,000 people in the southern Oregon county of Jackson, has healthcare as the largest employment industry, along with Lithia Motors and specialty food retailer Harry & David. Nearby Grants Pass, Oregon in Josephine County, is a city of approximately 33,000 people. The Rogue River serves as a primary source for tourism in both of these counties.

Operating Strategy

Management’s operating strategy centers on the continued development into a full service, community-oriented bank from a traditional savings and loan business model. Our goal is to continue to enhance our franchise value and earnings through growth in our banking operations, especially lending to small to medium-sized businesses, while maintaining the community-oriented customer service and sales focus that has characterized our success to date. In order to be successful in this objective and increase stockholder value, we are committed to the following strategies:

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

Actively Search for Appropriate Acquisitions. In order to enhance our ability to deliver products and services in our existing markets and to expand into surrounding markets, we intend to search for acquisition opportunities, focusing on failed bank transactions facilitated by the FDIC. We consummated FDIC-assisted transactions in August 2009 and July 2010 that increased our assets by $881 million, based on the fair value of assets purchased on the acquisition dates. These acquisitions were consummated with loss sharing agreements with the FDIC that provide significant protection against credit loss. However, the long-term success of such transactions is dependent upon our ability to integrate the operations of the acquired businesses. We believe that consolidation across the community bank landscape will continue to take place and further believe that, with our capital and liquidity positions, approach to credit management and acquisition experience, we are well positioned to take advantage of FDIC acquisitions. To a lesser extent, we will also consider whole bank acquisitions through market transactions that provide the potential for significant earnings growth and franchise value enhancement.

Expand Our Product Offerings. We intend to continue our emphasis on originating commercial lending products that diversify our loan portfolio by increasing the percentage of assets consisting of higher-yielding commercial real estate and commercial business loans with higher risk adjusted returns, shorter maturities and less sensitivity to interest rate fluctuations, while still providing high quality loan products for single-family residential borrowers through our secondary market activities. We also intend to selectively add products to provide diversification of revenue sources and to capture our customers’ full relationship by cross selling our loan and deposit products and services to our customers. We recently completed a conversion of our core processing system, which we believe will permit us to significantly enhance and expand our commercial banking applications and products.

Increase Our Core Deposits. A fundamental part of our overall strategy is to improve both the level and the mix of deposits that serve as a funding base for asset growth. By growing demand deposit accounts and other savings and transaction accounts, we intend to reduce our reliance on higher-cost certificates of deposit and borrowings such as advances from the Federal Home Loan Bank of Seattle. In order to expand our core deposit franchise, commercial deposits are being pursued by the introduction of cash management products and by specific targeting of small business customers.

Competition

We face intense competition in originating loans and in attracting deposits within our targeted geographic markets. We compete by leveraging our full service delivery capability comprised of 37 convenient branch locations, including two branches located inside Wal-Mart Superstores offering extended banking hours, call center and Internet banking, and consistently delivering high-quality, individualized service to our customers that result in a high level of customer satisfaction. Our key competitors are U.S. Bank, Wells Fargo, Key Bank and Umpqua Bank. These competitors control approximately 47% of the deposit market with $9.0 billion of the $19.1 billion in FDIC-insured deposits in our market areas, excluding Multnomah County where we have a very small deposit presence, as of June 30, 2010. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are an increasingly competing challenge for consumer deposit relationships.

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

Subsidiaries and Other Activities

Home Federal Bank is the only subsidiary of Home Federal Bancorp, Inc. Home Federal Bank has one active wholly-owned subsidiary of its own, Commercial Equipment Lease Corporation, which the Bank acquired through the LibertyBank Acquisition. The Bank also acquired a subsidiary through the CFB Acquisition, Community First Real Estate LLC, which owned three of our banking offices in Central Oregon and has no significant business activity. The Bank also has three inactive subsidiaries, Idaho Home Service Corporation, Liberty Funding Inc., and Liberty Insurance Services Inc. These inactive subsidiaries have no business activities and the latter two were purchased in the LibertyBank Acquisition.

Personnel

At September 30, 2010, we had 430 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We believe our relationship with our employees is good.

Corporate Information

Our principal executive offices are located at 500 12th Avenue South, Nampa, Idaho, 83651.  Our telephone number is (208) 466-4634.  We maintain a website with the address www.myhomefed.com/ir. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, Proxy Statements, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission. We have also posted our code of ethics and board committee charters on this site.

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

At September 30, 2010, the maximum amount of credit that we could have extended to any one borrower and the borrower's related entities under applicable regulations was $23.5 million. Our largest single borrower relationship at September 30, 2010, included two commercial real estate loans and an operating line of credit totaling $11.9 million.  The second largest lending relationship included seven loans primarily for commercial real estate and commercial lots totaling $9.7 million.  Our third largest borrower relationship totals $7.9 million consisting of three loans including a term equipment note, operating line of credit and personal business line of credit.  The fourth largest lending relationship was four Executive Lines of Credit, three term working capital loans, two revolving lines of credit and a performance bond totaling $7.9 million.  The fifth largest lending relationship included twenty nine loans to a residential real estate developer on speculative loans which have been converted to rentals totaling $7.1 million.  All of these loans, including those made to corporations, have personal guarantees in place as an additional source of repayment, are substantially secured by property or assets in our primary market area, and 80% of losses are covered by the FDIC under a purchase and assumption agreement with loss sharing.  $9.4 million of these loans were considered as classified at September 30, 2010, but were not in default.

At September 30, 2010, the largest lending relationship not covered by the loss sharing agreements totaled $6.1 million and consisted of two notes representing a commercial real estate loan and an operating line of credit. The second largest noncovered lending relationship of $5.4 million consists of 15 loans for residential construction and land and lots. The third largest noncovered lending relationship was $5.0 million includes four commercial real estate loans.

One-to-four Family Residential Real Estate Lending. We originate both fixed-rate loans and adjustable-rate loans in our residential lending program. Generally, these loans are originated to meet the requirements of Fannie Mae and Freddie Mac for sale in the secondary market to investors. We generally underwrite our one-to-four family loans based on the applicant's employment, debt to income levels, credit history and the appraised value of the subject property. Generally, we lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans. In situations where we grant a loan with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or less. Properties securing our one-to-four family loans are generally appraised by independent fee appraisers who have been approved by us. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount equal to the regulatory maximum.

Real Estate Construction. Most construction loans originated by us are written with maturities of up to one year, have interest rates that are tied to The Wall Street Journal Prime rate plus a margin, and are subject to periodic rate adjustments tied to the movement of the prime rate. All builder/borrower loans are underwritten to the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value ratio on both pre-sold and speculative projects originated by us is 80%.

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

We target individual multi-family and commercial real estate loans to small and mid-size owner occupants and investors between $500,000 and $2.0 million; however, we can by policy originate loans to one borrower up to 80% of our regulatory limit. As of September 30, 2010, the maximum we could lend to any one borrower based on this limit was $18.7 million. Commercial real estate loans are primarily secured by office and warehouse space, professional buildings, retail sites, multifamily residential buildings, industrial facilities and restaurants located in our primary market areas.

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

Approximately $106.0 million, or 28.9%, of our noncovered loan portfolio is comprised of loans secured by nonowner-occupied commercial real estate. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial or multi-family real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Consumer Lending. To a much lesser degree than commercial and residential loans, we offer a variety of consumer loans to our customers, including home equity loans and lines of credit, savings account loans, automobile loans, recreational vehicle loans and personal unsecured loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than mortgage loans.

At September 30, 2010, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit. Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a first or second mortgage on residential property. The maximum loan-to-value ratio is 80%, when taking into account both the balance of the home equity loan and the first mortgage loan. Home equity lines of credit allow for a ten-year draw period, plus an additional ten year repayment period, and the interest rate is tied to the Prime rate as published in The Wall Street Journal, and may include a margin.

Consumer loans entail greater risk than do residential first-lien mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles, and in second-lien loans such as home equity lines of credit in markets where residential property values have declined significantly since fiscal year 2007. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment when allowed by law. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity loans and lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one-to-four family residential mortgage loans. Nevertheless, home equity loans and lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold. In addition, we do not have private mortgage insurance coverage for these loans. We do not actively participate in wholesale or brokered home equity loan origination.

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

Repayment of our commercial business loans is generally dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the general liquidity and secondary cash flow support of the borrower. Advance ratios against collateral provide additional support to repay the loan. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Nearly all of our commercial business loans (approximately $98.5 million at September 30, 2010) were purchased from the FDIC in connection with the CFB Acquisition and the LibertyBank acquisition. All of the purchased commercial business loans in these acquisitions are covered under loss sharing agreements with the FDIC.

Commercial business loans include equipment finance agreements for the purchase of personal property, business equipment and titled vehicles and construction equipment. Generally these agreements have terms of 60 months or less and the lessee is granted title of the collateral at the end of the term. All of these financing agreements were assets of CELC, the operations of which were assumed by the Bank in the LibertyBank Acquisition, and nearly all of them are covered under a loss share agreement with the FDIC. Equipment finance agreements included in commercial business loans totaled $43.2 million at September 30, 2010, net of purchase accounting adjustments. CELC also originated leases on personal property and business assets under terms similar to those collateralized by the financing agreements described above. However, at the end of the lease term, the collateral is returned to CELC and the Bank, at which point the collateral is sold through a nationwide network of brokers. Leases totaled $7.0 million at September 30, 2010, net of purchase accounting adjustments. Nearly all of the leases outstanding at September 30, 2010, were covered under a loss sharing agreement with the FDIC. Currently, no new leases or commercial loans are being originated by CELC as we have decided to wind down the operations of CELC over the next several years.

Our leases entail many of the same types of risks as our commercial business loans. As with commercial business loans, the collateral securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee's continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan.

Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of our control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  We review the lease residuals for potential impairment monthly.

Loan Portfolio Analysis. We refer to loans and leases subject to the loss sharing agreements with the FDIC as “covered loans.” All loans purchased in the CFB Acquisition were covered loans. Consumer loans not secured by real estate that were purchased in the LibertyBank Acquisition are not subject to the loss sharing agreements. These loans totaled $5.2 million at September 30, 2010. All other loans and leases purchased in the LibertyBank Acquisition are covered loans. Within this Annual Report on Form 10-K, we segregate covered loans from our noncovered loan portfolio, since we are afforded significant protection from credit losses on covered loans due to the loss sharing agreements. The following table summarizes covered loans at September 30, 2010 and 2009:

Dollars in thousands	2010		2009
	Amount	Percent	Amount	Percent
Real estate:
One-to-four family residential	$20,445	7.58%	$8,537	6.76%
Multi-family residential	10,286	3.82	6,270	4.96
Commercial	83,794	31.09	61,601	48.75
Total real estate	114,525	42.49	76,408	60.47

Real estate construction:
One-to-four family residential	16,884	6.26	3,128	2.48
Multi-family residential	1,018	0.38	1,521	1.20
Commercial and land development	13,246	4.91	17,230	13.64
Total real estate construction	31,148	11.55	21,879	17.32

Consumer:
Home equity	16,124	5.98	6,728	5.32
Automobile	683	0.25	1,188	0.94
Other consumer	1,434	0.53	1,850	1.46
Total consumer	18,241	6.76	9,766	7.72

Commercial business	99,045	36.75	18,312	14.49
Leases	6,592	2.45		--
Gross covered loans and leases	269,551	100.00%	126,365	100.00%

Allowance for loan losses, covered loans	(3,527)		(16,812)
Covered loans receivable, net	$266,024		$109,553

The following table sets forth the composition of the Company’s loan portfolio, including covered and noncovered loans, by type of loan at the dates indicated:

	At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(dollars in thousands)
Real estate:
One-to-four family residential	$157,574	24.75%	$178,311	33.01%	$210,501	45.23%	$249,545	51.55%	$293,640	57.88%
Multi-family residential	20,759	3.26	16,286	3.01	8,477	1.82	6,864	1.42	7,049	1.39
Commercial	228,643	35.93	213,471	39.52	151,733	32.61	133,823	27.64	125,401	24.72
Total real estate	406,976	63.94	408,068	75.54	370,711	79.66	390,232	80.61	426,090	83.99

Real estate construction:
One-to-four family residential	24,707	3.88	10,871	2.01	13,448	2.89	20,545	4.24	23,678	4.67
Multi-family residential	2,657	0.42	10,417	1.93	920	0.20	1,770	0.37	--	--
Commercial and land development	21,190	3.33	27,144	5.02	18,674	4.01	21,899	4.52	16,344	3.22
Total real estate construction	48,554	7.63	48,432	8.96	33,042	7.10	44,214	9.13	40,022	7.89

Consumer:
Home equity	56,745	8.91	53,368	9.88	52,954	11.38	42,990	8.88	34,143	6.73
Automobile	1,466	0.23	2,364	0.44	1,903	0.41	2,173	0.45	3,245	0.64
Other consumer	7,762	1.22	3,734	0.69	1,370	0.29	1,405	0.29	1,300	0.26
Total consumer	65,973	10.36	59,466	11.01	56,227	12.08	46,568	9.62	38,688	7.63

Commercial business	108,051	16.97	24,256	4.49	5,385	1.16	3,122	0.64	2,480	0.49
Leases	6,999	1.10	--	-	--	-	--	-	--	-
Gross loans	636,553	100.00%	540,222	100.00%	465,365	100.00%	484,136	100.00%	507,280	100.00%

Less:
Deferred loan fees	628		858		973		1,030		1,241
Allowance for loan losses	15,432		28,735		4,579		2,988		2,974
Loans receivable, net	$620,493		$510,629		$459,813		$480,118		$503,065

Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2010, regarding the dollar amount of loans maturing based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total
	(in thousands)
Real estate:
One-to-four family residential	$4,366	$8,375	$5,852	$36,862	$102,119	$157,574
Multi-family residential	3,394	1,830	2,935	5,074	7,526	20,759
Commercial	12,252	21,550	15,579	68,142	111,120	228,643
Total real estate	20,012	31,755	24,366	110,078	220,765	406,976

Real estate construction:
One-to-four family residential	17,813	5,413	1,075	96	310	24,707
Multi-family residential	2,399	258	-	-	-	2,657
Commercial and land development	17,769	2,623	267	372	159	21,190
Total real estate construction	37,981	8,294	1,342	468	469	48,554

Consumer:
Home equity	428	2,905	5,270	32,953	15,189	56,745
Automobile	59	488	399	208	312	1,466
Other consumer	3,276	1,180	752	1,036	1,518	7,762
Total consumer	3,763	4,573	6,421	34,197	17,019	65,973

Commercial business	32,054	43,833	23,720	7,781	663	108,051
Leases	1,049	4,616	1,334	-	-	6,999
Gross loans	$94,859	$93,071	$57,183	$152,524	$238,916	$636,553

The following table sets forth the dollar amount of all loans maturing more than one year after September 30, 2010, which have fixed interest rates and have floating or adjustable interest rates:

	Floating or Adjustable Rate	Fixed Rates	Total
	(in thousands)
Real estate:
One-to-four family residential	$63,006	$90,202	$153,208
Multi-family residential	15,224	2,141	17,365
Commercial	178,192	38,199	216,391
Total real estate	256,422	130,542	386,964

Real estate construction:
One-to-four family residential	3,632	3,262	6,894
Multi-family residential	-	258	258
Commercial and land development	2,748	673	3,421
Total real estate construction	6,380	4,193	10,573

Consumer:
Home equity	43,125	13,192	56,317
Automobile	47	1,360	1,407
Other consumer	1,034	3,452	4,486
Total consumer	44,206	18,004	62,210

Commercial business	12,363	63,634	75,997
Leases	-	5,950	5,950

Total loans receivable	$319,371	$222,323	$541,694

Loan Solicitation and Processing. As part of our commercial banking strategy, we are focusing our efforts in increasing the amount of direct originations of commercial business loans, followed by commercial and multi-family real estate loans and to a lesser extent construction loans to builders and developers. Residential real estate loans are solicited through media advertising, direct mail to existing customers and by realtor referrals. Loan originations are further supported by lending services offered through our internet website, advertising, cross-selling and through our employees' community service.

Upon receipt of a loan application from a prospective borrower, we obtain a credit report and other data to verify specific information relating to the applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral is undertaken by a licensed appraiser we have retained and approved.

Mortgage loan applications are initiated by loan officers and are required to be approved by our underwriting staff who has appropriately delegated lending authority. Loans that exceed the underwriter’s lending authority must be approved by a Credit Officer with adequate lending authority. We require title insurance on real estate loans as well as fire and casualty insurance on all secured loans and on home equity loans and lines of credit where the property serves as collateral.

Loan Originations, Servicing, Purchases and Sales. During the year ended September 30, 2010, our total loan originations were $146.5 million. Nearly all first lien residential mortgages are sold to the secondary market at the time of origination. During the year ended September 30, 2010, we sold $26.9 million of single family residential loans into the secondary market including $6.9 million in loans originated in fiscal year 2009. Our secondary market relationships have been major correspondent banks.

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

All of our one-to-four family residential loans are sold into the secondary market with servicing released. Loans are generally sold on a non-recourse basis. In December 2008, we sold our servicing rights on loans we had previously sold to Freddie Mac, Fannie Mae and the FHLB. At September 30, 2010, we serviced $291.8 million of commercial and multifamily residential real estate loans for the FDIC that were not sold to us in the LibertyBank Acquisition pursuant to an interim servicing agreement that was included in the purchase and assumption agreement with the FDIC in the LibertyBank Acquisition. We currently anticipate the FDIC will convert these loans from our core system prior to December 31, 2010, and we will no longer service these loans for the FDIC once they have been converted.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated:

	Year Ended September 30,
	2010	2009	2008
	(in thousands)
Loans originated:
Real estate:
One-to-four family residential (1)	$31,209	$67,701	$48,114
Multi-family residential	52	74	1,819
Commercial	12,429	32,477	47,662
Total real estate	43,690	100,252	97,595

Real estate construction:
One-to-four family residential	36,927	12,530	17,853
Multi-family residential	3,617	--	--
Commercial and land development	4,497	12,266	14,152
Total real estate construction	45,041	24,796	32,005

Consumer:
Home equity	12,067	15,265	35,339
Automobile	411	192	894
Other consumer	3,023	2,643	3,104
Total consumer	15,501	18,100	39,337

Commercial business, including advances on lines of credit	42,286	20,106	21,352

Total loans originated	146,518	163,254	190,289

Loans purchased:
Net loans purchased in Acquisition	197,596	129,162	--

Loans sold:
One-to-four family residential	(26,937)	(68,801)	(47,968)

Principal repayments	(175,099)	(130,669)	(161,575)
Transfer to real estate owned	(24,659)	(19,513)	(1,394)
Increase (decrease) in allowance for loan losses and other items, net	(3,282)	(24,586)	(1,730)

Net increase (decrease) in loans receivable and loans held for sale	$114,137	$48,847	$(22,378)
________________
(1)	Includes originations of loans held for sale of $31.2 million, $66.8 million, and $45.9 million for the years ended September 30, 2010, 2009, and 2008, respectively.

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

The lending production and credit administration and approval departments are segregated to maintain objectivity.  Once booked, commercial loans are subject to periodic review through our quarterly loan review process, annual loan officer reviews, an annual credit review by an independent third party, and by our annual safety and soundness examinations by our primary regulator.

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

Delinquent Loans. The following table shows our delinquent loans by the type of loan and number of days delinquent as of September 30, 2010, that were still accruing interest:

	Noncovered Loans Delinquent For:
					Covered
	30-89 Days		Over 90 Days		Delinquent Loans(1)
	Number of Loans	Principal Balance Loans	Number of Loans	Principal Balance Loans	Number of Loans	Principal Balance Loans
	(dollars in thousands)
Real estate:
One-to-four family residential	40	$4,679	1	$60	-	$--
Multi-family residential	-	--	-	--	-	--
Commercial	3	2,328	-	--	-	--
Total real estate	43	7,007	1	60	-	--

Real estate construction:
One-to-four family residential	-	--	-	--	-	--
Multi-family residential	-	--	-	--	-	--
Commercial and land development	1	695	-	--	-	--
Total real estate construction	1	695	-	--	-	--

Consumer:
Home equity	9	300	1	56	1	23
Automobile	3	17	-	--	1	2
Other consumer	7	22	-	--	1	9
Total consumer	19	339	1	56	3	34

Commercial business	5	421	-	--	4	401
Total	68	$8,462	2	$116	7	$435
_______________________
(1)	Does not include covered loans purchased in the LibertyBank Acquisition that have been aggregated into pools and accounted for under ASC 310-30

Impaired and purchased credit impaired loans. A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due as scheduled according to the original terms of the agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of collateral, if the loan is collateral dependent. Estimated probable losses on non-homogenous loans (generally commercial real estate and acquisition and land development loans) in the organic loan portfolio are allocated specific allowances. Therefore, impaired loans in our organic portfolio that are reported without a specific allowance are reported as such due to collateral or cash flow sufficiency, as applicable. Large groups of smaller balance homogenous loans such as consumer secured loans, residential mortgage loans and consumer unsecured loans are collectively evaluated for potential loss. All other loans are evaluated for impairment on an individual basis. Acquisition, development and construction loans that have interest-only or interest reserve structures are reviewed at least quarterly and are reported as nonperforming or impaired loans prior to their maturity date if doubt exists as to the collectability of contractual principal or interest prior to that time. Evidence of impairment on such loans could include construction cost overruns, deterioration of guarantor strength and slowdown in sales activity.

The FDIC-assisted acquisitions have increased the complexity in reporting nonperforming loans and the allowance for loan and lease losses. For example, purchased credit impaired loans are not included in the tables of impaired loans within this report unless we have recorded additional specific reserves on those loans subsequent to their acquisition. Loans in the Company’s organic portfolio have general and specific reserves allocated when management has determined it is probable a loss has been incurred. Loans in the Community First Bank portfolio were recorded and are currently accounted for under the business combination rules of Statement of Financial Accounting Standards No. 141 and Accounting Standards Codification Topic (“ASC”) 310-30. Loans in the Community First Bank portfolio that were not credit impaired on the date of purchase are allocated a general loss reserve.  Loans that were credit impaired in the Community First Bank portfolio on the date of acquisition are reported at the present value of expected cash flows. No allowance for loan losses is reported on these loans as impairments in excess of the acquisition-date fair value discount result in a partial charge-off of the loan’s remaining unpaid principal balance.

The loans purchased in the LibertyBank Acquisition are accounted for under the business combination rules of ASC 805, which requires all loans acquired in the LibertyBank portfolio to be reported initially at estimated fair value. Accordingly, an allowance for loan losses is not carried over or recorded as of the date of the LibertyBank Acquisition. The Company elected to apply the accounting methodology of ASC 310-30 to all loans purchased in the LibertyBank Acquisition. As such, all acquired loans have been aggregated into pools and the portion of the fair value discount not related to credit impairment is accreted over the life of the loan into interest income. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation; therefore, loans purchased in the LibertyBank Acquisition are not individually identified as nonperforming loans. Loans purchased in the CFB Acquisition were not pooled; therefore, loans that are on nonaccrual status, or are 90 days past due and still accruing are reported as nonperforming loans.

In situations where loans purchased in the LibertyBank Acquisition had similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. The Company aggregated all of the loans acquired in the LibertyBank Acquisition into 22 different pools based on common risk characteristics including collateral and borrower credit ratings. The cash flows expected over the life of the pools are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows.

Our determination of the initial fair value of loans purchased in the FDIC-assisted acquisitions involved a high degree of judgment and complexity. The carrying value of the acquired loans reflects management’s best estimate of the amount to be realized from the acquired loan and lease portfolios.  However, the amounts we actually realize on these loans could differ materially from the carrying value reflected in these financial statements, based upon the timing of collections on the acquired loans in future periods, underlying collateral values and the ability of borrowers to continue to make payments.

Because of the loss sharing agreement with the FDIC on these assets and related FDIC indemnification receivable asset, we do not expect that we will incur excessive losses on the acquired loans, based on our current estimates. The indemnified portion of partial charge-offs and provisions for general loan loss reserves in the acquired portfolios is recorded in noninterest income and results in an increase in the FDIC indemnification asset. Under the loss sharing agreements with the FDIC in the CFB Acquisition, our share of the first $34.0 million of losses and reimbursable expenses on the covered assets (defined as loans, leases and other real estate owned) is 20%. Any loss on covered assets in excess of the $34.0 million tranche is limited to 5%. Under the loss sharing agreements in the LibertyBank Acquisition, our share of all losses and reimbursable expenses on covered assets is 20%.

Troubled Debt Restructurings. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructurings as a "troubled debt restructuring."  In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider.

The internal process used to assess whether a modification should be reported and accounted for as a troubled debt restructuring includes an assessment of the borrower's payment history, considering whether the borrower is in financial difficulty, whether a concession has been granted, and whether it is likely the borrower will be able to perform under the modified terms. Rate reductions below market rate, extensions of the loan maturity date that would not otherwise be considered, and deferrals or forgiveness of principal or interest are examples of modifications that are concessions.

Troubled debt restructurings totaled $10.1 million and $4.7 million at September 30, 2010 and September 30, 2009, respectively, with noncovered loans representing $5.4 million and $4.7 million of those amounts, respectively. Modifications to loans not accounted for as troubled debt restructurings totaled $9.9 million at September 30, 2010. Approximately $5.5 million of those modifications resided in the noncovered loan portfolio. These loans were not considered to be troubled debt restructurings because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. Specific allowance amounts are approved by Senior Management and reviewed by the Bank’s Classified Asset Committee to address the risk specifically or we may allow the loss to be addressed in the general allowance. The doubtful category is generally a short-term interim step prior to charge off. Members of the Classified Asset Committee include the Bank’s Chief Credit Officer and Commercial Banking Team Leaders, as well as the Bank’s internal loan review director and other members of management in our Credit Administration department. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances.

In connection with the filing of periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our loans, as of September 30, 2010, we had classified loans of $107.7 million, net of purchase accounting adjustments, with $38.0 million in the noncovered loan portfolio. The total amount of noncovered classified assets represented 18.51% of total stockholders’ equity and 2.56% of total assets as of September 30, 2010. The aggregate amounts of classified assets at the dates indicated were as follows:

	September 30, 2010		September 30, 2009
	Covered	Noncovered	Covered	Noncovered
	(in thousands)
Classified assets:
Doubtful	$--	$--	$--	$43
Substandard	69,751	37,966	22,030	27,515
Total	$69,751	$37,966	$49,588	$27,558

Potential Problem Loans. Potential problem loans are loans that do not yet meet the criteria for placement on non-accrual status, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of the borrowers to comply with present loan repayment terms. This may result in the future inclusion of such loans in the non-accrual loan category. As of September 30, 2010, the aggregate amount of potential problem loans was $49.9 million, which includes loans that were rated “Substandard” under the Bank’s risk grading process that are included in the classified loan table above but were not on non-accrual status. Noncovered loans included in that amount was $28.9 million at September 30, 2010. The $28.9 million balance of noncovered potential problem loans includes $22.5 million in loans secured by commercial real estate, $3.2 million real estate construction and land development loans, and $1.7 million of loans secured by one-to-four family residential real estate.

Real Estate Owned and Other Repossessed Assets. Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. Other repossessed collateral, including autos, are also recorded at the lower of cost (i.e., the unpaid principal balance plus repossession costs) or fair market value. As of September 30,

2010, we had $30.5 million in real estate owned and other repossessed assets with $20.5 million, after fair value purchase adjustments, subject to the loss share agreement with the FDIC.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans delinquent 90 days or more and still accruing, real estate acquired through foreclosure, repossessed assets and loans that are not delinquent but exhibit weaknesses that have evidenced doubt as to our ability to collect all contractual principal and interest and have been classified as impaired under ASC Topic 310-10-35. When a loan becomes 90 days delinquent, we typically place the loan on nonaccrual status. However, as noted earlier, loans purchased in the LibertyBank Acquisition were pooled and a pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation; therefore, loans purchased in the LibertyBank Acquisition are not individually identified as nonperforming loans. Loans purchased in the CFB Acquisition were not pooled; therefore, loans that are on nonaccrual status, or are 90 days past due and still accruing are reported as nonperforming loans.

The following table bifurcates our nonperforming assets as of September 30, 2010 and 2009:

	September 30, 2010			September 30, 2009
	Covered Assets(1)	Noncovered Assets	Total	Covered Assets(1)	Noncovered Assets	Total
	(in thousands)
Real estate construction	$8,430	$399	$8,829	$7,466	$2,906	$10,372
Commercial and multi-family residential real estate	15,584	3,307	18,891	11,016	2,725	13,741
One-to-four family residential	359	4,028	4,388	5,020	6,100	11,120
Other	950	1,965	2,915	3,206	53	3,259
Total nonperforming loans	25,323	9,699	35,023	26,708	11,784	38,492
Real estate owned and other repossessed assets	20,513	9,968	30,481	7,516	10,875	18,391
Total nonperforming assets	$45,836	$19,667	$65,504	$34,224	$22,659	$56,883
________________________
(1)
Covered assets include loans purchased in the CFB Acquisition and all covered REO and repossessed assets, including those purchased in the LibertyBank Acquisition. Loans acquired in the LibertyBank Acquisition have been pooled and are not separately reported as nonperforming loans.

The following table sets forth information with respect to our nonperforming assets and troubled debt restructurings within the meaning of ASC 310-10-35 for the periods indicated.

	At September 30,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate:
One-to-four family residential	$4,328	$10,617	$1,518	$588	$358
Multi-family residential	3,052	1,753	--	--	--
Commercial	15,839	10,750	100	407	--
Total real estate	23,219	23,120	1,618	995	358
Real estate construction	8,829	11,611	7,991	436	--
Consumer	1,371	544	316	100	30
Commercial business	1,260	3,217	20	--	--
Total loans	34,679	38,492	9,945	1,531	388
Accruing loans which are contractually past due 90 days or more	344	--	--	--	--
Total of nonaccrual and 90 days past due loans	35,023	38,492	9,945	1,531	388
Repossessed assets	382	412	--	--	--
Real estate owned	30,099	17,979	650	549	--
Total nonperforming assets	$65,504	$56,883	$10,595	$2,080	$388
Nonperforming covered assets included above	$45,836	$34,224	$--	$--	$--
Nonperforming noncovered assets included above	19,667	22,659	10,595	2,080	388
Nonperforming noncovered loans as a percent of noncovered loans	2.64%	2.93%	2.14%	0.32%	0.08%
Troubled debt restructurings	$10,110	$4,700	$812	$35	$11
Interest foregone on nonaccrual loans(1)	2,820	1,366	182	36	11
_______________
(1)	If interest on the loans classified as nonaccrual had been accrued, interest income in these amounts would have been recorded on nonaccrual loans.

Allowance for loan losses. We review the loan losses on a monthly basis and record a provision for loan losses based on the risk composition of the loan portfolio, delinquency levels, loss experience, economic conditions, bank regulatory examination results, seasoning of the loan portfolios and other factors related to the collectability of the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

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

At the time of the CFB Acquisition, we applied SFAS No. 141, “Business Combinations,” which was superseded by ASC 805 (formerly SFAS No. 141-R). We were not permitted to apply ASC 805 to the CFB Acquisition as the acquisition occurred prior to the accounting standard’s effective date for the Company. As such, we established an allowance for loan losses in accordance with industry practice under FAS No. 141. Conversely, no allowance for loan losses was established on loans purchased in the LibertyBank Acquisition as we applied ASC 805 to the LibertyBank Acquisition and the purchased loans were accounted for under ASC 310-30. An allowance for loan losses may be established in the future if the net present value of cash flows expected to be received from loans in the pool becomes impaired compared to the original estimated cash flows for each pool.

During fiscal year 2010, we obtained information that evidenced credit impairment on certain loans that were not previously identified as purchased credit impaired loans at the time of the CFB Acquisition. Additionally, we updated the fair values of loans purchased in the CFB Acquisition that were previously identified as purchased credit impaired loans on the date of acquisition. These adjustments reduced the preliminary estimated fair values of purchased impaired loans from the CFB Acquisition. Lastly, management updated preliminary estimated loss rates for covered loans in the CFB Acquisition that were not accounted for under ASC 310-30. These adjustments and reclassifications were made during the quarter ended June 30, 2010, and resulted in a reduction in the allowance for loan losses on covered loans of $9.2 million with $3.7 million of that adjustment reclassified against purchased credit impaired loans.

Management believes the allowance for loan losses as of September 30, 2010, and the fair value adjustments under ASC 310-30 represent our best estimate of probable incurred losses inherent in our loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of Home Federal Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. The preliminary estimated fair values of loans purchased in the LibertyBank Acquisition were highly subjective. The amount that we ultimately realize on these assets could differ materially from the carrying value reflected in our financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Changes to the preliminary estimated fair values of assets purchased in the LibertyBank Acquisition may occur in subsequent periods up to one year from the date of acquisition.

The following table summarizes the distribution of the allowance for loan losses by loan category. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. However, the allowance for loan losses on covered loans may be used for losses in the covered loan portfolio and the allowance for noncovered loans may only be used for losses on noncovered loans.

	At September 30,
	2010			2009			2008			2007			2005
	(dollars in thousands)
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans
Noncovered loans:
Real estate:
One-to-four family residential	$137,128	$3,165	37.36%	$169,774	$ 2,364	41.02%	$210,501	$ 849	45.23%	$249,545	$ 840	51.55%	$293,640	$ 873	57.88%
Commercial and multifamily	155,322	5,188	42.32	161,886	5,511	39.12	160,210	1,415	34.43	140,687	1265	29.06	132450	1418	26.11
Total real estate	292,450	8,353	79.68	331,660	7,875	80.14	370,711	2,264	79.66	390,232	2,105	80.61	426,090	2,021	83.99
Real estate construction	17,406	1,427	4.74	26,553	1,609	6.42	33,042	1,650	7.10	44,214	455	9.13	40,022	584	7.89

Consumer	47,732	1,655	13.01	49,700	2,212	12.01	56,227	586	12.08	46,568	383	9.62	38,688	333	7.63
Commercial business	9,007	470	2.45	5,943	227	1.44	5,385	79	1.16	3,122	45	0.64	2,480	36	0.49
Leases	408	--	0.11	--	--	--
Total noncovered loans	$367,003	11,905	100.00%	$413,856	$11,923	100.00%	$465,365	$4,579	100.00%	$484,136	$2,988	100.00%	$507,280	$2,974	100.00%

Covered loans (1):
Total real estate	41,284	2,311		60,414	8,212		-	-		-	-		-	-	-
Total construction	6,940	448		14,413	7,108		-	-		-	-		-	-	-
Total consumer	8,311	248		9,766	995		-	-		-	-		-	-	-
Commercial business	9,910	520		15,550	497		-	-		-	-		-	-	-
Covered loans with allowance	66,445	3,527		100,143	16,812		-	-		-	-		-	-	-
Covered loans, no allowance(2)	203,106	-		26,223	-		-	-		-	-		-	-	-
Total covered loans	269,551	3,527		126,366	16,812		-	-		-	-		-	-	-
Total gross loans	$636,554	$15,432		$540,222	$28,735		$465,365	$4,579		$484,136	$2,988		$507,280	$2,974

(1)	Loans covered by loss sharing agreements with the FDIC. Loan balances and allowance for loan losses are reported separately from indemnifiable loss amounts estimated to be receivable from the FDIC.
(2)
No allowance was recorded on covered loans purchased in the LibertyBank Acquisition or on loans purchased in the CFB Acquisition that were individually accounted for under ASC 310-30 at September 30, 2010 or 2009, as loan balances are reported at the net present value of estimated cash flows and no impairment subsequent to the acquisition date has been incurred in excess of original estimated cash flows as of those dates.

The following table sets forth an analysis of our allowance for loan losses on noncovered loans at the dates and for the periods indicated:

	Year Ended September 30,
	2010	2009	2008	2007	2006
Noncovered loans:	(in thousands)
Allowance at beginning of period	$11,923	$4,579	$2,988	$2,974	$2,882
Provisions for loan losses	9,250	16,085	2,431	409	138
Transfer to unfunded commitments	--	--	--	(192)	--

Recoveries:
Real estate:
One-to-four family residential	38	122	--	--	--
Commercial and multifamily residential	26	--	--	--	--
Total real estate	64	122	--	--	--

Real estate construction	104	15	--	--	--
Consumer	17	100	24	16	24
Commercial business	113	1	--	--	--
Total recoveries	298	238	24	16	24

Charge-offs:
Real estate:
One-to-four family residential	(1,979)	(1,571)	(665)	(73)	--
Commercial and multifamily residential	(5,515)	(919)	--	--	--
Total real estate	(7,494)	(2,490)	(665)	(73)	--

Real estate construction	(653)	(4,451)	--	(91)	--
Consumer	(1,216)	(1,843)	(199)	(36)	(39)
Commercial business	(203)	(194)	--	(19)	(31)
Total charge-offs	(9,566)	(8,978)	(864)	(219)	(70)
Net charge-offs	(9,268)	(8,740)	(840)	(203)	(46)
Balance at end of period	$11,905	$11,923	$4,579	$2,988	$2,974

Allowance for loan losses on noncovered loans as a percentage of noncovered loans	3.24%	2.88%	0.98%	0.62%	0.59%
Allowance for loan losses on noncovered loans as a percentage of nonperforming noncovered loans	122.74%	101.19%	46.04%	195.17%	766.49%
Net charge-offs on noncovered loans as a percentage of average noncovered loans outstanding during the period	2.51%	1.82%	0.18%	0.04%	0.01%

The following table details activity in the allowance for loan losses on covered loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30 at the dates and for the periods indicated:

	Year Ended September 30,
	2010	2009
Covered loans:	(in thousands)
Allowance at beginning of period	$16,812	$--
Addition to allowance due to acquisition	--	16,812
Adjustment in preliminary estimated losses	(9,210)
Provision for loan losses	1,050	--

Recoveries:
Real estate:
One-to-four family residential	--	--
Commercial and multifamily residential	16	--
Total real estate	16	--

Real estate construction	--	--
Consumer	--	--
Commercial business	--	--
Total recoveries	16	--

Charge-offs:
Real estate:
One-to-four family residential	(832)	--
Commercial and multifamily residential	(1,033)	--
Total real estate	(1,865)	--

Real estate construction	(2,117)	--
Consumer	(312)	--
Commercial business	(847)	--
Total charge-offs	(5,141)	--
Net charge-offs	(5,125)	--
Balance at end of period	$3,527	$16,812

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

Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The investment policies generally limit investments to Treasury notes, mortgage-backed securities, obligations of U.S. government sponsored enterprises, municipal bonds, certificates of deposit and marketable corporate debt obligations. Investment in mortgage-backed securities includes those issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We also have purchased investments issued or guaranteed by the Federal Home Loan Bank System and the U.S. Small Business Administration.

From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management's projections as to the demand for funds to be used in loan originations, deposits and other activities.

The following table sets forth the composition of our investment securities portfolios at the dates indicated:

	At September 30,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for sale:
Obligations of U.S. Government Sponsored Enterprises (“GSE”)	$51,844	$52,022	$4,089	$4,127	$--	$--
Obligations of states and political subdivisions	6,786	6,789	--	--	--	--
Corporate note, FDIC guaranteed	1,022	1,025	--	--	--	--
Mortgage-backed securities:
Fannie Mae	93,481	96,417	70,888	73,769	101,626	100,602
Freddie Mac	104,823	108,264	85,131	88,742	86,104	85,128
Ginnie Mae	8,763	8,814	2,046	2,083	--	--
FHLB	1,425	1,425	--	--	--	--
Private label	449	424	612	599	3,390	3,057
Total available for sale	$268,593	$275,180	$162,766	$169,320	$191,120	$188,787

At September 30, 2010, we believe that it is more likely than not that the Company has the ability and intent to hold the securities with a fair value less than amortized cost until their value has recovered to amortized cost.

Securities purchased in the LibertyBank Acquisition during fiscal year 2010 had an estimated fair value of $34.7 million on the date of the acquisition. We also received a significant balance of cash due to liabilities assumed in the LibertyBank Acquisition exceeding the book value of assets purchased. We expect to purchase a significant level of investment securities over the twelve months following September 30, 2010, to invest this excess liquidity. We anticipate that nearly all of these securities will be issued or guaranteed by U.S. Government Sponsored Enterprises with an average duration (estimated average life after considering cash flow adjustments) of 2.5 years.

The table below sets forth information regarding the amortized cost, weighted average yields and maturities or periods to repricing of our investment portfolio at September 30, 2010:

	Amount Due or Repricing within:
	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		Over 10 Years		Totals
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
Available for sale:
Obligations of U.S. Government Sponsored Enterprises	$2,022	0.36%	$27,937	0.86%	$13,261	1.86%	$8,624	1.66%	$51,844	1.23%
Obligation of states and political subdivisions	1,032	0.71	--	--	767	2.85	4,987	3.67	6,786	3.13
Corporate note, FDIC- guaranteed	--	--	1,022	0.66	--	--	--	--	1,022	0.66
Mortgage-backed securities private label	--	--	--	--	--	--	449	2.50	449	2.50
Mortgage-backed securities GSE-issued	88	(0.37)	6,332	3.72	42,565	2.40	159,507	2.37	208,492	2.42
Total available for sale	$3,142	0.22%	$35,291	1.35%	$56,593	2.24%	$173,567	2.26%	$268,593	2.20%

_________________________
(1)	Interest and dividends are reported on a tax-equivalent basis. For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost.

The following table sets forth certain information with respect to each category which had an aggregate book value in excess of 10% of our total equity at the date indicated.

	At September 30, 2010
	Amortized Cost	Fair Value
	(in thousands)
Available for sale:
Obligations of US Government sponsored enterprises	$51,844	$52,022
Mortgage-backed securities:
Fannie Mae	93,481	96,417
Freddie Mac	104,823	108,264

Federal Home Loan Bank Stock. As a member of the FHLB of Seattle, the Bank is required to own its capital stock. The amount of stock the Bank holds is based on percentages specified by the FHLB of Seattle on outstanding advances. The redemption of any excess stock the Bank holds is at the discretion of the FHLB of Seattle. At September 30, 2010, the carrying value of FHLB stock was $17.7 million.

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

Bank-Owned Life Insurance. We have purchased bank-owned life insurance policies ("BOLI") to offset employee benefit costs. At September 30, 2010, we had a $12.4 million investment in “general account” life insurance contracts. The potential death benefits as of September 30, 2010 were $23.4 million. All of the insurance companies that issued the policies in the Bank’s BOLI portfolio had investment grade ratings by Standard & Poor’s and A.M Best at September 30, 2010.

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

Changes in our deposit composition reflect our strategy to reduce reliance on certificates of deposit. The increase in the mix of certificates of deposit, which accounted for 48.4% of the deposit portfolio at September 30, 2010, compared to 44.5% at September 30, 2009, was due to the LibertyBank Acquisition. Interest-bearing and noninterest-bearing checking, savings and money market accounts comprise the balance of total deposits, which we believe have greater stability and higher profitability than certificates of deposit. We rely on marketing activities, convenience, customer service and the availability of a broad range of competitively priced deposit products and services to attract and retain customer deposits.

Deposits. With the exception of our Health Savings Accounts, which totaled $22.2 million at September 30, 2010, substantially all of our depositors are residents and businesses located in the states of Idaho and Oregon. Deposits are attracted from within our market areas through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates and terms to maturity. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

Deposit Activities. The following table sets forth the total deposit activities of Home Federal Bank for the periods indicated:

	Year Ended September 30,
	2010	2009	2008
	(in thousands)

Beginning balance	$514,858	$372,925	$404,609
Deposits assumed in the Acquisition, at fair value	682,569	143,459	--
Net change in deposits before interest credited	(14,350)	(8,309)	(42,230)
Interest credited	6,585	6,783	10,546
Net increase (decrease) in deposits	674,804	141,933	(31,684)
Ending balance	$1,189,662	$514,858	$372,925

Time Deposits by Rate. The following table sets forth the time deposits in Home Federal Bank classified by contractual rate as of the dates indicated:

	At September 30,
	2010	2009	2008
	(in thousands)

0.00 - 0.99%	$ 59,356	$ 9,906	$ 11
1.00 - 1.99	280,261	71,921	--
2.00 - 2.99	168,664	68,327	49,598
3.00 - 3.99	47,631	42,898	54,669
4.00 - 4.99	15,259	27,389	55,050
5.00 - 5.99	4,506	7,544	16,234
6.00 - 8.99	358	912	1,842
Total	$576,035	$228,897	$177,404

Time Deposits by Maturity. The following table sets forth the amount and maturities of time deposits at September 30, 2010:

	Amounts Due In
	Less Than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years	Total
	(in thousands)

0.00 – 0.99%	$ 42,237	$ 15,773	$ 1,247	$ 99	$ -	$ -	$ 59,356
1.00 – 1.99	228,930	43,663	4,389	1,153	1,082	1,044	280,261
2.00 - 2.99	79,945	50,911	17,078	3,249	17,131	350	168,664
3.00 - 3.99	8,753	5,414	2,724	6,733	23,999	8	47,631
4.00 - 4.99	7,066	4,777	1,977	1,170	210	59	15,259
5.00 - 5.99	2,822	1,655	11	17	-	1	4,506
6.00 - 8.99	17	113	-	228	-	-	358
Total	$369,770	$122,306	$27,426	$12,649	$42,422	$ 1,462	$576,035

The following table sets forth information concerning our time deposits and other deposits at September 30, 2010:

Weighted Average Interest Rate	Original Term	Category	Amount	Percentage of Total Deposits
			(in thousands)

-- %	N/A	Noninterest-bearing demand deposits	$ 138,300	11.63%
0.26	N/A	Interest-bearing demand deposits	203,554	17.11
0.48	N/A	Money market accounts	180,454	15.17
0.52	N/A	Health savings accounts	22,240	1.87
0.42	N/A	Savings deposits	69,079	5.81

		Certificates of Deposit
1.77	1-11 months	Fixed term, fixed rate	369,770	31.07
2.00	12-23 months	Fixed term, fixed rate	122,306	10.28
2.41	24-35 months	Fixed term, fixed rate	27,426	2.31
3.18	36-47 months	Fixed term, fixed rate	12,650	1.06
3.00	48-60 months	Fixed term, fixed rate	42,422	3.57
2.06	Over 60 months	Fixed term, fixed rate	1,461	0.12
		Total certificates of deposit	576,035	48.41
		Total deposits	$ 1,189,662	100.00%

Jumbo certificates of deposit are certificates in amounts of $100,000 or more. The $144.5 million increase in jumbo certificates during fiscal year 2010 was primarily due to the LibertyBank Acquisition as the assumed deposit portfolio had a higher concentration of certificates of deposit than our organic portfolio. The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2010:

Maturity Period	Certificates of Deposit of $100,000 or More
(in thousands)

Three months or less	$ 60,122
Over three through six months	27,872
Over six through twelve months	66,884
Over twelve months	73,208
Total	$ 228,086

Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by Home Federal Bank at the dates indicated:

	At September 30,
	2010			2009			2008
	Amount	Percent Of Total	Increase/ (Decrease)	Amount	Percent Of Total	Increase/ (Decrease)	Amount	Percent Of Total	Increase/ (Decrease)
	(dollars in thousands)
Savings deposits	$69,079	5.81%	$27,323	$41,757	8.11%	$15,348	$26,409	7.08%	$ 3,293
Demand deposits	341,854	28.74	195,306	146,548	28.47	49,700	96,848	25.98	(281)
Money market accounts	180,454	15.17	104,045	76,408	14.84	25,266	51,142	13.71	5,441
Health savings accounts	22,240	1.87	992	21,248	4.13	126	21,122	5.66	(2,350)
Fixed rate certificates that mature in the year ending: Within 1 year	369,770	31.08	207,801	161,969	31.46	28,646	133,323	35.75	(39,261)
After 1 year, but within 2 years	122,306	10.28	87,485	34,821	6.76	9,127	25,694	6.89	647
After 2 years, but within 5 years	82,498	6.93	50,608	31,890	6.19	13,678	18,212	4.88	847
After 5 years	1,461	0.12	1,244	217	0.04	42	175	0.05	(20)
Total	$1,189,662	100.00%	$674,804	$514,858	100.00%	$141,933	$372,925	100.00%	$(31,684)

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

As a member of the FHLB, we are required to own its capital stock. Advances are made individually under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. We maintain a committed credit facility with the FHLB that provides for immediately available advances up to an aggregate of 40% of the Bank’s total assets. At September 30, 2010, our outstanding advances from the FHLB totaled $58.9 million, with additional borrowing capacity of $117.5 million. Our advances with the FHLB are collateralized by our FHLB stock and through a blanket pledge on our first lien one-to-four family residential real estate loan portfolio and our securities portfolio.

As noted earlier, the FHLB of Seattle has reported a risk-based capital deficiency which may reduce our ability to borrow funds from the FHLB in the future, which may impair the Bank’s ability to meet liquidity demands.

Other borrowings include securities sold under obligations to repurchase, also known as repurchase agreements. We originate repurchase agreements directly with our commercial and retail customers and collateralize these borrowings with securities issued by U.S. Government sponsored enterprises.  Other borrowings were $8.8 million at September 30, 2010.

The following table sets forth information regarding our borrowings at the end of and during the periods indicated. The table includes both long- and short-term borrowings:

	Year Ended September 30,
	2010	2009	2008
	(dollars in thousands)
Maximum amount of FHLB advances and other borrowings outstanding at any month end	$ 85,000	$ 137,000	$ 181,000

Approximate average FHLB advances and other borrowings outstanding	79,000	112,000	158,000
Approximate weighted average rate paid on FHLB advances and other borrowings	3.98%	4.39%	4.60%

	At September 30,
	2010	2009	2008
	(dollars in thousands)
Balance outstanding at end of period: FHLB advances and other borrowings	$ 67,622	$ 84,737	$ 136,972
Weighted average rate at end of period on: FHLB advances and other borrowings	3.95%	4.00%	4.68%

At September 30, 2010, we also had access to the Federal Reserve Bank of San Francisco’s discount window. No funds were drawn on this facility at September 30, 2010.

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

Regulation and Supervision of Home Federal Bank

General. Home Federal Bank, as a federally chartered savings association, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation as its deposit insurer. Home Federal Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) administered by the FDIC. Home Federal Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate Home Federal Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which a thrift can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on Home Federal Bancorp and Home Federal Bank and their operations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole or on Home Federal Bancorp’s business, results of operations, and financial condition.  Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

▪
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

▪
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

▪
Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

▪
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

▪
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

▪	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

▪
Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts. Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

▪
Eliminate the OTS one year from the date of the new law’s enactment and the Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts, including Home Federal Bank.  In addition, The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including the Company.

Office of Thrift Supervision. The OTS also has extensive enforcement authority over all savings associations and their holding companies, including Home Federal Bank and Home Federal Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending and branching authority of Home Federal Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws.  For example, no savings association may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal institutions in loans secured by non-residential real estate property may not exceed 400% of total capital, except with the approval of the OTS. Federal savings associations are also generally authorized to branch nationwide.  Home Federal Bank is in compliance with these restrictions.

All savings associations are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association’s total assets, including consolidated subsidiaries and other factors.

Home Federal Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2010, Home Federal Bank’s lending limit under this restriction was $23.5 million and, at that date, Home Federal Bank’s largest aggregate of loans to one borrower was $11.9 million, which were performing according to their original terms.

The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Federal Home Loan Bank System. Home Federal Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At September 30, 2010, Home Federal Bank had $58.9 million of outstanding advances from the FHLB of Seattle under an available credit facility of $176.4 million, which is limited to available collateral. See Business – Deposit Activities and Other Sources of Funds – Borrowings.

As a member, Home Federal Bank is required to purchase and maintain stock in the FHLB of Seattle. At September 30, 2010, Home Federal Bank had $17.7 million in FHLB stock, which was in compliance with this requirement.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to housing programs through direct loans or interest subsidies on advances targeted for community investment and low-to-moderate income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Home Federal Bank’s FHLB stock may result in a corresponding reduction in Home Federal Bank’s capital.

Federal Deposit Insurance Corporation. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Home Federal Bank is a member of DIF, which is administered by the FDIC.

Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government.  Under new legislation, the basic deposit insurance limit was increased to $250,000, from the $100,000 limit in effect previously.

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

Capital Requirements. The OTS’s capital regulations require federal savings associations to meet three minimum capital standards, which are ratios of capital to assets: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% total risk-based capital ratio. The leverage ratio is the ratio of Tier 1 (core) capital to assets.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system), a 4% Tier 1 risk-based capital standard, and an 8% total risk-based capital ratio. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.

For the purposes of risk-based capital standards, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Assets covered under a loss share agreement with the FDIC and the FDIC indemnification asset are assigned a 20% risk-weight factor. Tier 1 (core) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. Total risk-based capital is the sum of Tier 1 capital and supplementary capital.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of Tier 1 capital.  At September 30, 2010, Home Federal Bank exceeded each of these capital requirements.

Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution’s assets when it became undercapitalized or the amount which would bring the institution to the adequately capitalized level when it fails to comply with its plan. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Further, the OTS has the authority under certain circumstances to reclassify a well capitalized institution as adequately capitalized or subject an adequately capitalized institution or an undercapitalized institution to supervisory actions applicable to the next lower capital category.

At September 30, 2010, Home Federal Bank was categorized as “well capitalized” under the prompt corrective action regulations of the OTS with a Tier 1 capital ratio of 10.12%, a total risk-based capital ratio of 28.88%, and a Tier 1 risk-based capital ratio of 27.61%. The OTS defines “well capitalized” to mean that an institution has a Tier 1 capital ratio of at least 5.0%, a total risk-based capital ratio of at least 10.0% and a Tier 1 risk-based capital ratio of at least 6.0%, and is not subject to a written agreement, order or directive requiring it to maintain any specific capital measure.  An “adequately capitalized” institution is one that does not meet the definition of “well capitalized” and has a Tier 1 capital ratio of at least 4.0%, a total risk-based capital ratio of at least 8.0% and Tier 1 risk-based capital ratio of at least 4.0%.  The OTS may reclassify an institution to a lower capital category based on various supervisory criteria.  An “adequately capitalized” institution is subject to restrictions on deposit rates under the FDIC’s brokered deposit rule which covers, in some circumstances, deposits solicited directly by the institution.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees to directors and benefits. The guidelines set forth safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the OTS determines that Home Federal Bank fails to meet any standard prescribed by the guidelines, the OTS may require Home Federal Bank to submit to it an acceptable plan to achieve compliance with the standard.  The OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.  We are not aware of any conditions relating to these safety and soundness standards that would require us to submit a plan of compliance to the OTS.

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

A savings association that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a bank charter. The holding company of such an institution may be required to register as, and become subject to the capital requirement and activities restrictions applicable to, a bank holding company. As of September 30, 2010, Home Federal Bank maintained 67.45% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitations on Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings associations, such as Home Federal Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the calendar year-to-date plus retained net income for the two preceding years. If Home Federal Bank, however, proposes to make a capital distribution when it does not meet the requirements to be adequately capitalized (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OTS approval prior to making such distribution. The OTS may object to any distribution based on safety and soundness concerns.

Home Federal Bancorp is not subject to OTS regulatory restrictions on the payment of dividends. Dividends from Home Federal Bancorp, however, may depend, in part, upon its receipt of dividends from Home Federal Bank.

Temporary Liquidity Guarantee Program.  Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program (“TLGP”) in October 2008.  The TLGP includes two programs:  the Transaction Account Guarantee Program (“TAGP”) and the Debt Guarantee Program (“DGP”).  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  Home Federal Bancorp and Home Federal Bank opted out of the DGP, but did not opt out of the TAGP.

The TAGP provides unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Other NOW accounts and money market deposit accounts are not covered.  TAGP coverage on NOW accounts last until December 31, 2010, and until December 31, 2013 for noninterest-bearing transaction accounts.

For the DGP, eligible entities are generally U.S. bank holding companies, savings and loan holding companies, and FDIC-insured institutions.  Under the DGP, the FDIC guaranteed new senior unsecured debt certain convertible debt of an eligible entity issued not later than October 31, 2009. Home Federal Bancorp and Home Federal Bank opted out of the DGP.

Activities of Savings Associations and their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that it controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the institution or is inconsistent with sound banking practices or with the purposes of the Federal Deposit Insurance Act. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Depositors Insurance Fund. If so, it may require that no member of the Depositors Insurance Fund engage in that activity directly.

Transactions with Affiliates and Insiders. Home Federal Bank’s authority to engage in transactions with “affiliates” (i.e., any company that controls or is under common control with Home Federal Bank, including Home Federal Bancorp and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of a savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, there is a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Home Federal Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited. The law generally restricts both the individual and aggregate amount of loans Home Federal Bank may make to insiders based, in part, on Home Federal Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Community Reinvestment Act. Home Federal Bank is subject to the Community Reinvestment Act (“CRA”). The CRA and the regulations issued thereunder are intended to encourage financial institutions to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the financial institutions. These regulations also provide for regulatory assessment of an institution’s record in meeting the needs of its service area when considering applications to establish branches, merger applications, applications to engage in new activities and applications to acquire the assets and assume the liabilities of another institution. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) requires federal banking agencies to make public a rating of an institution’s performance under the CRA. In the case of a holding company involved in a proposed transaction, the CRA performance records of the banks involved are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Home Federal Bank was examined for Community Reinvestment Act compliance and received a rating of “Outstanding” in its latest examination.

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

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”), modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Home Federal Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require Home Federal Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

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

In addition, Home Federal Bank is also subject to the Americans with Disabilities Act, which requires employers with 15 or more employees and all businesses operating “commercial facilities” or “public accommodations” to accommodate disabled employees and customers.  The Americans with Disabilities Act has two major objectives: (i) to prevent discrimination against disabled job applicants, job candidates and employees, and (ii) to provide disabled persons with ready access to commercial facilities and public accommodations.  Commercial facilities, such as Home Federal Bank, must ensure that all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible.

Regulation and Supervision of Home Federal Bancorp

General. Home Federal Bancorp, Inc., is a Maryland corporation and the sole shareholder of Home Federal Bank. Under federal law, Home Federal Bancorp is a nondiversified unitary savings and loan holding company and is registered with the OTS.  Generally, companies like Home Federal Bancorp that become savings and loan holding companies following the May 4, 1999 grandfather date in the Gramm-Leach-Bliley Act of 1999 may engage only in the activities permitted for financial institution holding companies and certain activities previously permittedunder the law for multiple savings and loan holding companies.

As a registered savings and loan holding company, Home Federal Bancorp is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has examination and enforcement authority over the Company and any of its non-savings association subsidiaries. This regulatory authority permits the OTS to restrict or prohibit activities that it determines to be a serious risk to Home Federal Bank and provides protection of the depositors of Home Federal Bank rather than benefitting the stockholders of Home Federal Bancorp. Home Federal Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Acquisition of Control. Under the federal Change in Bank Control Act and the Savings and Loan Holding Company Act, a notice or application must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings association or as otherwise defined by the OTS. In connection with a proposed acquisition of control, the OTS takes into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control will then be subject to regulation as a savings and loan holding company.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (1) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (2) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, subsidiary of such holding company or of any other savings and loan holding company.

The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (1) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (2) the acquirer is authorized to acquire control of the savings association or to operate a home or branch office in the relevant additional state or states pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (3) the statutes of the state in which the institution to be acquired is located specifically permits a savings association chartered by such state to be acquired by a savings association chartered by the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

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

Net Operating Loss Carryovers. At September 30, 2010, Home Federal Bank had no net operating loss carryforwards or carrybacks for federal income tax purposes.

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

CELC is subject to property and income taxes in approximately forty states where it conducts business.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Name	Age as of September 30, 2010	Position
		Company	Bank

Len E. Williams	51	Director, President and Chief Executive Officer	Director, President and Chief Executive Officer

Eric S. Nadeau	39	Executive Vice President, Treasurer, Secretary, and Chief Financial Officer	Executive Vice President, Treasurer, Secretary, and Chief Financial Officer

R. Shane Correa	44	--	Executive Vice President, Chief Banking Officer

Steven E. Emerson	40	--	Executive Vice President, Commercial Banking Team Lead – Idaho Region

Cindy L. Bateman	49	--	Executive Vice President, Chief Credit Officer

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

Steven D. Emerson is Executive Vice President and Commercial Banking Team Lead for the Idaho Region of Home Federal Bank. Mr. Emerson joined Home Federal Bank as Senior Vice President and Chief Lending Officer on December 1, 2006. He has over 18 years of experience in commercial banking primarily in the Treasure Valley.  He previously served as Vice President and Senior Commercial Lender for Farmers and Merchants Bank, a former local community bank, during 2006. Prior to his employment with Farmers and Merchants Bank, Mr. Emerson served in several positions with Key Bank from 2000 to 2006, including President of the Cincinnati, Ohio market.

Mr. Emerson holds an M.B.A. from Northwest Nazarene University.  Mr. Emerson has been active with the Better Business Bureau, Certified Development Company, Boise Kiwanis and the March of Dimes.

R. Shane Correa is the Chief Banking Officer for Home Federal Bank.  Mr. Correa was President of the Central Oregon Region of Home Federal Bank until his appointment in September 2010.  Mr. Correa previously served as Executive Vice President and Chief Banking Officer of Columbia River Bank ("CRB") from September 2004 until he joined Home Federal in March 2010. He joined CRB in July 1998, and served in various leadership positions throughout Central and North Central Oregon prior to his appointment as Chief Banking Officer. Prior to CRB, Mr. Correa spent 10 years with U.S. Bank in various management positions. Mr. Correa holds a B.S. degree in Agricultural Business Management from Oregon State University and is a graduate of Western School of Bank Management. He has 21 years of banking experience. Mr. Correa's professional affiliations have included the Bend Rotary Club, Deschutes County United Way Board and Greater Eastern Oregon Development Corporation.

Cindy L. Bateman is Executive Vice President and Chief Credit Officer of Home Federal Bank. Ms. Bateman joined Home Federal Bank in March 2007. Ms Bateman was previously employed by Key Bank from 2002 until 2007 having served as Senior Vice President and District Business Leader. Having started her career with First Security Bank of Idaho in 1983 in the Management Training program, she has held various positions in Credit Administration and Commercial and Business Banking. Ms. Bateman holds a B.B.A. in Finance from Idaho State University and an M.B.A. from the University of Washington. She currently serves as President for the Idaho Shakespeare Festival and formerly served as a director of Financial Women International.

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

The current economic conditions in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

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

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

▪	loan delinquencies, problem assets and foreclosures may increase;

▪	we may increase our allowance for loan losses;

▪	demand for our products and services may decline;

▪	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and

▪	the amount of our low-cost or non-interest bearing deposits may decrease.

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

We intend to pursue a significant growth strategy for our business.  We regularly evaluate potential acquisitions and expansion opportunities.  If appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions in the future, including FDIC-assisted transactions, or other business growth initiatives or undertakings.  There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

Our growth initiatives may require us to recruit experienced personnel to assist in such initiatives. Accordingly, the failure to identify and retain such personnel would place significant limitations on our ability to successfully execute our growth strategy.  In addition, to the extent we expand our lending beyond our current market areas, we could incur additional risk related to those new market areas.  We may not be able to expand our market presence in our existing market areas or successfully enter new markets.

If we do not successfully execute our acquisition growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if were to conclude that the value of an acquired business had decreased and that the related goodwill or core deposit intangible had been impaired, that conclusion would result in an impairment charge to us, which would adversely affect our results of operations. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could adversely affect us.

We are pursuing a strategy of supplementing organic growth by acquiring other financial institutions that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

▪
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;

▪
Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;

▪
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful. These risks are present in our recently completed FDIC-assisted transactions; and

▪
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.

We have completed two acquisitions during the past two fiscal years that enhanced our rate of growth.  We may not be able to continue to sustain our past rate of growth or to grow at all in the future. Although we expect our net interest income will increase following an acquisition, we also expect our general and administrative expenses and consequently our efficiency ratio will also increase, as in the case of our recent acquisitions.  Ultimately, we would expect our efficiency ratio to improve; however if we are not successful in our integration process, this may not occur, and our acquisitions may not be accretive to earnings in the short or long-term.

We may engage in additional FDIC-assisted transactions, which could present additional risks to our business.

We may have additional opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We cannot give assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our FDIC-assisted transactions. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

Our earnings may be diminished until we can invest the additional liquidity from the acquisition of LibertyBank.

The recent acquisition of LibertyBank resulted in a significant increase in cash as a result of the excess of liabilities assumed over assets purchased and the amount of LibertyBank loans retained by the FDIC. We expect that the significant increase in cash balances will result in a decrease in our net interest margin until these additional funds can be invested in loans and securities. This influx of cash and the additional expense burden will keep our earnings below optimal levels until we can generate meaningful loan growth. As a result of the current environment, there is a lack of demand for loans, or a diminished supply of creditworthy lending opportunities, as well as an increase in residential loan refinancing, limits our ability to increase outstanding organic loan balances.  Alternative investments are also unattractive as investment securities offer very low yields within management’s credit and interest rate risk tolerances.  If we are unable to invest this additional liquidity, our earnings may be adversely affected.

We may experience difficulties in integrating the operations of LibertyBank, which may negatively impact our business and earnings.

The successful integration of operations of LibertyBank and Home Federal Bank depends primarily upon our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. No assurance can be given that we will be able to integrate the banking operations without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of on-going business or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings and revenue enhancements are projected to come from various areas that our management has identified through the integration planning process. The elimination and consolidation of duplicate tasks at these banks are projected to result in annual cost savings. If we experience difficulty with the integration, we may not achieve all the economic benefits we expect to result from the acquisition, and this may hurt our business and earnings. In addition, we may experience greater than expected costs or difficulties relating to the integration of the business of LibertyBank and/or may not realize expected cost savings from the acquisition within the anticipated time frames.

We are highly dependent on key individuals and a number of the members of executive and senior management have been with the Company for less than five years.

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

We believe we have in place qualified individuals and have provided for an orderly transition. Additional changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and profitability. Moreover, our anticipated growth is expected to place increased demands on our human resources and will require the recruitment of additional middle management personnel. The competition to hire experienced banking professionals is also intense. If we are unable to attract qualified banking professionals, our expansion plans could be delayed or curtailed and our business, financial condition, and profitability may be adversely affected.

The price of our common stock may be volatile or may decline.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

▪	actual or anticipated quarterly fluctuations in our operating results and financial condition;
▪	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
▪	failure to meet analysts' revenue or earnings estimates;
▪	speculation in the press or investment community;
▪	strategic actions by us or our competitors, such as acquisitions or restructurings;
▪	actions by institutional shareholders;
▪	fluctuations in the stock price and operating results of our competitors;
▪	general market conditions and, in particular, developments related to market conditions for the financial services industry;
▪	proposed or adopted regulatory changes or developments;
▪	anticipated or pending investigations, proceedings or litigation that involve or affect us; or
▪	domestic economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the year. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, or other factors. Market volatility during the past couple of years is unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

Fluctuating interest rates can adversely affect our profitability.

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

We have been increasing, and intend to continue to increase, our origination of commercial and multifamily real estate loans and commercial business loans in the future.  The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operations and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions.

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

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated upon purchase a first mortgage with an 80% loan-to-value ratio or because of the decline in home values in our market areas. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

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

Vacancies in office, retail and industrial real estate projects are higher than historical levels in the Bank’s markets. Continued deterioration in the general economy may increase vacancies further, which may result in decreased cash flow to our borrowers and further declines in value on foreclosed commercial real estate causing additional provisions for loan and REO losses.

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

Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project's completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness.  This risk has been compounded by the current slowdown in both the residential and the commercial real estate markets, which has negatively affected real estate values and the ability of our borrowers to liquidate properties or obtain adequate refinancing.  If our estimate of the value of a project at completion proves to be overstated, we may have inadequate security for repayment of the loan and we may incur a loss. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

Commercial business loans include leases to finance the purchase of personal property, business equipment and titled vehicles and construction equipment. All of these financing leases were leases of CELC, the operations of which were assumed by the Bank in the LibertyBank Acquisition, and nearly all of them are covered under a loss share agreement with the FDIC. Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. We make our commercial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value. In addition, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower and secondarily on underlying collateral provided by the borrower.

Our lease loans entail many of the same types of risks as our commercial business loans. As with commercial business loans, the collateral securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee's continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital levels could be reduced.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and profitability.

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

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are currently subject to extensive regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation. Such regulators govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  New financial reform legislation, entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), has been enacted by Congress that will change the banking regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies.  The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies.  Any further changes in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Recently enacted legislation could have a material adverse impact on us.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which, among other things, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies. Under the Dodd Frank-Act, the Bank’s primary regulator, the OTS, will be eliminated and existing federal thrifts, including the Bank, will be subject to regulation and supervision by the Office of Comptroller of the Currency.  Savings and loan holding companies, including the Company, will be regulated by the Federal Reserve Board, which will have the authority to promulgate new regulations governing the Company that will impose additional capital requirements and may result in additional restrictions on investments and other holding company activities. These transfers of regulatory authority will occur on July 21, 2011, unless extended for up to an additional six months.  The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

Continued deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses of our investment in Federal Home Loan Bank stock.

At September 30, 2010, we owned $17.7 million of stock of the FHLF of Seattle. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and is subject to impairment testing.  The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-

backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock.  However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. In addition, on October 25, 2010, the FHLB received a consent order from the FHFA.  Management is currently reviewing the redeemability of the FHLB stock.  The potential impact of the consent order is unknown at this time. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle, the Federal Reserve Bank of San Francisco ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general - such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Idaho or Oregon markets where our loans are concentrated or adverse regulatory action against us.

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

The United States economy remains weak and unemployment levels are high.  A prolonged recession, especially one affecting our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009, which effects have continued into 2010.  Recent growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak United States economy and high unemployment rates.  In addition, the value of real estate collateral supporting many commercial loans and home mortgages has declined and may continue to decline, increasing the risk that we would incur losses if borrowers default on their loans.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Continued declines in both the volume of real estate sales and the sale price coupled with the current recession and the associated increase in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits.  These potential negative events may cause us to incur losses, adversely affect our capital, liquidity, financial condition and business operations.  These declines may have a greater affect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.  Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

Any future Federal Deposit Insurance Corporation insurance premiums and/or special assessments will adversely impact our earnings.

Due to the costs of resolving the increasing numbers of bank failures in 2008 and 2009, on May 22, 2009, the Federal Deposit Insurance Corporation, or FDIC, adopted a final rule levying a five basis point special insurance premium assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.  In addition, the FDIC increased the general assessment rate and, therefore, our federal deposit general insurance premium expense will increase compared to prior periods.

The FDIC also issued a final rule pursuant to which all insured depository institutions were required to prepay on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional three basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.

In the event that the special assessment and the prepayment do not provide sufficient funds for the FDIC to resolve future bank failures, the FDIC may require another special assessment or increase assessment rates for all FDIC insured institutions.  An increase in assessments will adversely affect our results of operations.

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

We undertook a conversion to a new core processing application in the fourth quarter of fiscal year 2010. We also converted the banking platform assumed in the CFB Acquisition. We intend to convert the banking platform assumed in the LibertyBank Acquisition in March 2011. After the conversion, all banking offices will operate on the same platform. Core processing conversions entail substantial operational risk and if we fail to successfully convert customer accounts, our liquidity may be significantly impaired due to customers closing their deposit accounts and our earnings may be negatively impacted.

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

In connection with the Community First Bank and LibertyBank Acquisitions, Home Federal Bank entered in to loss sharing agreements with the FDIC that significantly reduces the Bank’s credit loss exposure. Losses on covered assets in the Community First Bank acquisition are indemnified by the FDIC at the rate of 80% on the first $34 million of losses and at a rate of 95% after that. Losses on covered assets in the LibertyBank acquisition are indemnified by the FDIC at a rate of 80%.

The purchase and assumption agreements and the loss sharing agreements for the Community First Bank and LibertyBank Acquisitions have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements. Our failure to comply with the terms of the agreements or to properly service the loans and REO under the requirements of the loss sharing agreements may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC. This could result in material losses that are currently not anticipated.

Changes in accounting standards may affect our performance.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a retrospective adjustment to prior financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2010, we conducted business out of 37 full service banking offices and one loan center. 16 of the locations are owned, four locations are leased and one location is owned with the land being leased. At September 30, 2010, there were 19 facilities we were leasing from the FDIC as Receiver for LibertyBank. The lease option period ends on these properties in January 2011, at which point we will buy or assume the leases of the properties, or close them. At September 30, 2010, the net book value of our investment in properties and equipment was $28.0 million. The net book value of the data processing and computer equipment utilized by us at September 30, 2010 was $1.3 million.

The following table sets forth certain information relating to our offices as of September 30, 2010.

Location	Leased or Owned	Lease Expiration Date	Square Footage
ADMINISTRATIVE OFFICE 500 12th Avenue South Nampa, Idaho 83651 (1)	Owned	N/A	35,514

BRANCH OFFICES:
Downtown Boise 800 West State Street Boise, Idaho 83703	Leased	August 2012	3,500
Parkcenter 871 East Parkcenter Boulevard Boise, Idaho 83706	Owned	N/A	5,500
Meridian 55 East Franklin Road Meridian, Idaho 83642	Owned	N/A	5,000

Location	Leased or Owned	Lease Expiration Date	Square Footage
Caldwell 923 Dearborn Caldwell, Idaho 83605	Owned	N/A	5,844
Mountain Home 400 North 3rd East Mountain Home, Idaho 83647	Owned	N/A	3,600
Emmett 250 South Washington Avenue Emmett, Idaho 83617	Owned	N/A	3,600
Boise (2) 8300 West Overland Road Boise, Idaho 83709	Leased	March 2011	695
Garden City (2) 7319 West State Street Boise, Idaho 83714	Leased	August 2012	695
Eagle 100 E. Riverside Dr. Eagle, Idaho 83616	Owned	N/A	5,500
Karcher 1820 Caldwell Blvd Nampa, Idaho 83651	Building owned Land leased	N/A	4,900
Ustick 10440 W. Ustick Boise, ID 83706	Owned	N/A	5,000
Ustick Marketplace 3630 N Eagle Rd Boise ID 83713	Owned	N/A	3,500
Silverstone 3405 E Overland Rd Meridian, ID 83642	Owned	N/A	20,000
Bend Greenwood 671 NE Greenwood Bend, OR 97701	Leased	October 2012	2,600
Bend Mill Quarter 606 NW Arizona Ave. Bend, OR 97701	Owned	N/A	6,500
Madras 1150 SE Hwy 97 Madras, OR 97741	Owned	N/A	4,500
La Pine 51366 South Hwy 97 La Pine, OR 97739	Owned	N/A	3,500
Prineville 555 NW Third Prineville, OR 97754	Owned	N/A	12,860

Location	Leased or Owned	Lease Expiration Date	Square Footage
Terrebonne 8222 N Hwy 97 Terrebonne, OR 97760	Owned	N/A	2,800
Redmond 821 SW 6th St. Redmond, OR 97756	Owned	N/A	7,800
Eugene Administration 355 Goodpasture Island Rd Suite 200 Eugene, OR 97401	Lease	(5)	14,455
Grants Pass Downtown 660 SE 7th Street Grants Pass, OR 97526	Lease	February 2013(3)	2,464
Medford North 1000 Biddle Road Medford, OR 97504	Lease	February 2026(3)	3,950
Bend Downtown 805 NW Bond Street Bend, OR 97701	Lease	February 2016(3)	5,128
Grants Pass South 590 Union Ave Grants Pass, OR 97527	Lease	June 2015 (3)	3,708
Springfield Gateway 1008 Harlow Road Springfield, OR 97501	Lease	(4)	5,191
Medford South 295 East Barnett Road Medford, OR 97501	Lease	(4)	4,480
Bend West 200 SW Century Drive Bend, OR 97702	Lease	(4)	3,600
Eugene Santa Clara 25 Division Ave Eugene, OR 97404	Lease	(4)	3,993
Eugene Coburg 1585 Coburg Road Eugene, OR 97401	Lease	(4)	4,770
Eugene West 3540 West 11th Ave Eugene, OR 97402	Lease	(4)	3,822
Bend North 20365 Empire Ave Bend, OR 97702	Lease	(4)	3,815
Redmond South 1438 S Hwy 97 Redmond, OR 97756	Lease	(5)	4,975

Location	Leased or Owned	Lease Expiration Date	Square Footage
Springfield 5880 Main Street Springfield, OR	Lease	(5)	4,942
Bend South 61379 S Hwy 97 Bend, OR 97701	Lease	(4)	4,394
Portland Loan Center 825 NE Multnomah Suite 910 Portland, OR 97232	Lease	September 2011(3)	3,964
Commercial Equipment 2292 Oakmont Way Eugene, OR 97401	Lease	January 2014 (3)	7,515
Eugene Downtown 899 Pearl Street Eugene, OR 97401	Lease	(4)	16,140
Commercial Equipment II 10001 SE Sunnyside Road Suite B220 Clackamas, OR 97015	Lease	December 2010(3)	1,520
_________________
(1)	Includes home office
(2)	Wal-Mart locations
(3)	At September 30, 2010, Home Federal Bank was leasing the banking office from the FDIC as Receiver for Liberty Bank. Home Federal intends to assume the lease on this property
(4)	At September 30, 2010, Home Federal Bank was leasing the banking office from the FDIC as Receiver for Liberty Bank. Home Federal agreed to purchase this property
(5)	At September 30, 2010, Home Federal Bank was leasing the banking office from the FDIC as Receiver for Liberty Bank. Home Federal intends to close this location in January 2011

Item 3. Legal Proceedings

From time to time we are involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation, nor do we expect any material impact on our financial position, results of operations or cash flows.

Item 4. Removed and Reserved

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Home Federal Bancorp’s common stock is currently listed on the NASDAQ Global Market under the symbol “HOME,” and there is an established market for such common stock. As of December 6, 2010, there were approximately 874 stockholders of record, excluding persons or entities that hold stock in nominee or "street name" accounts with brokers.

The following table sets forth the high and low trading prices for Home Federal Bancorp common stock, as reported by The Nasdaq Stock Market LLC, and cash dividends paid for each quarter during the fiscal years ended September 30, 2010 and 2009:

Fiscal Year Ended September 30, 2010	High	Low	Cash Dividends Paid
Quarter Ended December 31, 2009	$13.47	$ 11.26	$0.055
Quarter Ended March 31, 2010	14.51	12.65	0.055
Quarter Ended June 30, 2010	16.03	12.63	0.055
Quarter Ended September 30, 2010	13.44	12.01	0.055

Fiscal Year Ended September 30, 2009	High	Low	Cash Dividends Paid
Quarter Ended December 31, 2008	$12.34	$ 9.28	$0.055
Quarter Ended March 31, 2009	11.10	7.01	0.055
Quarter Ended June 30, 2009	11.48	8.87	0.055
Quarter Ended September 30, 2009	12.00	10.06	0.055

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

Issuer Purchases of Equity Securities

The following table provides information about purchases of common stock by the Company during the quarter ended September 30, 2010:

Issuer Purchases of Equity Securities
Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2010	--	$--	--	--
August 1 – August 31, 2010	--	--	--	--
September 1 – September 30, 2010	--	--	--	--

On July 27, 2009 the Company announced a stock repurchase of up to 834,900 shares of its outstanding common stock, representing approximately 5% of outstanding shares on that date. No shares have been purchased under this stock repurchase plan.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Russell 2000 Index, the SNL Thrift Index, and the SNL Bank Index. Stock prices prior to December 19, 2007, the effective date of the Conversion, relate to old Home Federal Bancorp. The CFB Acquisition and the LibertyBank Acquisition have significantly changed the composition of Home Federal Bank’s assets and liabilities and management is committed to further transformation of Home Federal Bank to a commercial community bank. As a result, the Company believes that SNL Bank Index best reflects the performance of Home Federal Bancorp, Inc, compared to similarly-structured institutions and in future years will no longer include the SNL Thrift Index in the performance graph. The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in Home Federal Bancorp’s common stock and each index was $100 on September 30, 2010. Historical stock prices are not necessarily indicative of future stock performance.

Total Return Performance
160
140
120
100
80
60
40
20
Index Value
Home Federal Bancorp, Inc.
Russell 2000
SNL Bank
SNL Thrift Index
09/30/05
09/30/06
09/30/07
09/30/08
09/30/09
09/30/10

	Period Ended
Index	09/30/05	09/30/06	09/30/07	09/30/08	09/30/09	09/30/10
Home Federal Bancorp, Inc.	100.00	124.32	107.89	119.68	109.64	118.83
Russell 2000	100.00	109.92	123.49	105.60	95.52	108.27
SNL Bank Index	100.00	120.13	116.95	85.32	59.79	54.29
SNL Thrift Index	100.00	116.40	106.23	54.72	41.91	41.85

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

	At September 30,
	2010	2009	2008	2007	2006
FINANCIAL CONDITION DATA:	(in thousands)

Total assets	$1,482,861	$827,899	$725,070	$709,954	$761,292
Investment securities, available for sale	275,180	169,320	188,787	162,258	12,182
Investment securities, held to maturity	--	--	--	--	183,279
Loans receivable, net (1)	620,493	510,629	459,813	480,118	503,065
Loans held for sale	5,135	862	2,831	4,904	4,119
Total deposits	1,189,662	514,858	372,925	404,609	430,281
FHLB advances and other borrowings	67,622	84,737	136,972	180,730	210,759
Stockholders’ equity	205,088	209,665	205,187	112,637	107,869

	Year Ended September 30,
	2010	2009	2008	2007	2006
OPERATING DATA:	(in thousands, except share and other data)

Interest and dividend income	$37,534	$35,827	$40,583	$42,638	$39,913
Interest expense	10,355	11,977	17,935	21,336	16,917
Net interest income	27,179	23,850	22,648	21,302	22,996
Provision for loan losses	10,300	16,085	2,431	409	138
Net interest income after provision for loan losses	16,879	7,765	20,217	20,893	22,858
Noninterest income	16,679	9,291	10,490	11,281	11,201
Noninterest expense	40,843	28,971	24,439	23,636	24,037
Income (loss) before income taxes	(7,285)	(11,915)	6,268	8,538	10,022
Income tax expense (benefit)	(2,889)	(4,750)	2,263	3,267	3,810
Income (loss) before extraordinary item	(4,396)	(7,165)	4,005	5,271	6,212
Extraordinary item:
Gain on acquisition, net of tax	305	15,291	--	--	--
Net income	$(4,091)	$8,126	$4,005	$5,271	$6,212

Earnings (loss) per share (EPS)(2):
Basic EPS before extraordinary item	$(0.28)	$(0.45)	$0.25	$0.32	$0.38
Basic EPS of extraordinary item	0.02	0.96	--	--	--
Basic EPS after extraordinary item	(0.26)	0.51	0.25	0.32	0.38

Diluted EPS before extraordinary item	(0.28)	(0.45)	0.25	0.31	0.38
Diluted EPS of extraordinary item	0.02	0.96	--	--	--
Diluted EPS after extraordinary item	(0.26)	0.51	0.25	0.31	0.38

Dividends declared per share(2):	0.22	0.22	0.21	0.19	0.19

OTHER DATA:	2010	2009	2008	2007	2006
Number of:
Real estate loans outstanding	3,425	2,404	2,443	2,967	3,389
Deposit accounts	107,344	97,893	66,366	68,874	70,373
Full service offices	37	23	15	15	14
_________________
(1)	Net of allowance for loan losses, loans in process and deferred loan fees.
(2)	Earnings per share and dividends declared per share have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 19, 2007.

	At or For the Year Ended September 30,
	2010	2009	2008	2007	2006
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	(0.40)%	1.12%	0.54%	0.71%	0.85%
Return on average equity (2)	(1.85)	4.01	2.16	4.75	5.90
Dividend payout ratio (3)	(84.33)	42.53	74.56	23.52	19.72
Equity-to-assets ratio (4)	21.87	27.98	24.94	14.94	14.47
Interest rate spread (5)	2.70	2.69	2.25	2.40	2.79
Net interest margin (6)	3.09	3.50	3.21	3.03	3.33
Efficiency ratio (7)	93.13	87.42	73.75	72.46	70.21
Noninterest income/operating revenue (8)	38.03	28.03	31.70	34.40	32.60
Average interest-earning assets to average interest-bearing liabilities	133.44	146.02	137.83	120.71	122.32
Noninterest expense as a percent of average total assets	4.03	4.00	3.28	3.17	3.29

Capital Ratios:
Tier 1 (core) capital (to tangible assets)	10.12%	19.61%	21.66%	13.56%	11.77%
Total risk-based capital (to risk-weighted assets)	28.88	34.89	32.84	21.38	19.46
Tier 1 risk-based capital (to risk-weighted assets)	27.61	33.57	32.18	20.69	18.82

Asset Quality Ratios:
Nonperforming noncovered loans as a percent of noncovered loans	2.64%	2.93%	2.14%	0.32%	0.08%
Nonperforming assets as a percent of total assets, including covered assets	4.42	6.87	1.46	0.29	0.05
Allowance for loan losses on noncovered loans as a percentage of noncovered loans	3.24	3.20	0.98	0.62	0.59
Allowance for loan losses on noncovered loans as a percentage of nonperforming noncovered loans	122.74	101.19	46.04	195.17	766.49
Net charge-offs on noncovered loans as a percentage of average noncovered loans outstanding during the period	2.51	1.82	0.18	0.04	0.01
___________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends paid to stockholders, excluding shares held by Home Federal MHC, divided by net income.
(4)	Average equity divided by average total assets.
(5)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(6)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.
(7)	Noninterest expense divided by the sum of net interest income and noninterest income.
(8)	Operating revenue is defined as the sum of net interest income and noninterest income.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

This annual report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “believes,” “intends,” “expects,” “anticipates,” “estimates” or similar expressions.  Forward-looking statements include, but are not limited to:

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

•	changes in general economic conditions, either nationally or in our market areas;
•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•	risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
•	secondary market conditions for loans and our ability to sell loans in the secondary market;
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

•
legislative or regulatory changes that adversely affect our business  including changes in regulatory policies and principles and the recently enacted Dodd-Frank Act and regulations that have been or will be promulgated thereunder; and  interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;
•	further increases in premiums for deposit insurance;
•	our ability to realize the residual values of our leases;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including the Community First Bank and LibertyBank transactions described in this report, or may in the future acquire from our merger and acquisition activities into our operations, our ability to retain customers and employees and our ability to realize related revenue synergies and cost savings within expected time frames, or at all, and any goodwill charges related thereto thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;

•	the possibility that the expected benefits from the FDIC-assisted acquisitions will not be realized;

•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed from time to time in our filings with the SEC, including this 2010 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.  Such developments could have an adverse impact

Some of these and other factors are discussed in this Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in this document and in the documents incorporated by reference herein. Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this annual report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2011 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

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

Our operating expenses consist primarily of compensation and benefits, occupancy and equipment, data processing, marketing, postage and supplies, professional services and deposit insurance premiums. Compensation and benefits consist primarily of the salaries and wages paid to our employees, non-cash expense related to our employee stock ownership plan (“ESOP”), payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. See “Item 1A. Risk Factors" in this Annual Report on Form 10-K for additional discussion on the risks we face related to these items.

We entered into two purchase and assumption agreements with the FDIC to purchase certain assets and assume certain liabilities of Community First Bank, Prineville, Oregon, and LibertyBank, Eugene, Oregon, on August 7, 2009, and July 30, 2010, respectively. The acquisitions increased our total assets by $880 million, based on the fair value of assets purchased on the acquisition dates. These acquisitions have been reported on a prospective basis in the accompanying financial statements. As a result, comparability of the Company's balance sheets and statements of operations as of and for the fiscal year ended September 30, 2010, will be difficult due to the significant impact of the acquisitions. Where appropriate in this discussion and analysis, we have attempted to provide detail on the impact of the acquisitions on our financial statements for fiscal year 2010.

Nearly all loans, leases and real estate owned acquired in both FDIC-assisted transactions are covered under FDIC loss-sharing agreements which significantly reduce the Company's credit loss exposure. We refer to these assets as "covered assets." Loans and REO in the Bank's organic operations are referred to as "noncovered assets." We expect to recover 80% of losses and certain expenses associated with the covered assets of Community First Bank on the first $34 million of losses. After that, we expect to recover 95% of losses and expenses on those covered assets. We expect to recover 80% of losses and certain expenses associated with the covered assets of LibertyBank.

OVERVIEW

Historic change continued to be the theme for Home Federal Bancorp, Inc. in fiscal year 2009. While the local and national economies showed some signs of stabilization, albeit at distressed levels, we searched for opportunities to prudently deploy and leverage the capital raised in fiscal year 2008 in connection with the second-step conversion from a mutual holding company. We were able to leverage the Company’s capital without diluting existing shareholders by undertaking our second FDIC-assisted acquisition in thirteen months. On July 30, 2010, we acquired the operations of the failed LibertyBank in Eugene, Oregon (the “LibertyBank Acquisition”). We acquired the operations of Community First Bank in Prineville, Oregon on August 7, 2009 (the "CFB Acquisition") See “Business – Organization” under Part I, Item 1 of this Form 10-K for additional information regarding these acquisitions.  We believe the current distressed banking climate provides a unique opportunity to participate in FDIC-assisted acquisitions. We continue to monitor a number of troubled institutions in our primary market areas for additional acquisition opportunities in an effort to enhance our franchise value and provide increasing returns to the Company’s shareholders.

We have been diligent and very selective in our pursuit of acquisition opportunities. The FDIC-assisted acquisition of the assets and liabilities of LibertyBank was attractive to us for a variety of reasons. The acquisition nearly doubled our total assets, with the estimated fair value of assets acquired totaling $691 million at the acquisition date. It increased our deposit market share in Central Oregon where we recently developed a presence through the CFB Acquisition. The Bank also benefitted with new lending markets in Portland, Eugene, Grants Pass and Medford, Oregon, which diversifies our footprint beyond the economically stressed communities of Bend, Oregon and Boise, Idaho. Both of these acquisitions included loss sharing agreements on nearly all of the purchased loans, leases and other real estate owned ("REO").

While we believe the LibertyBank Acquisition region will increase the Company’s earnings, fiscal 2010 and 2011 expenses were and will be higher than expected over the long-term as we incurred significant expenses to consummate the acquisition and we will not centralize the our back office operations, particularly information technology systems, until March 2011. Additionally, the LibertyBank Acquisition resulted in a significant increase in cash due to the excess of liabilities assumed over assets purchased and the retention by the FDIC of approximately $297 million of loans in the LibertyBank portfolio. We expect the significant increase in cash balances to result in a decrease in our net interest margin until the cash can be invested into loans and securities. This influx of cash and the additional expense burden will keep our earnings below optimal levels until we can generate meaningful loan growth. In the short-term, our primary goals related to the LibertyBank Acquisition is the successful integration of the back-office operations, developing a strong commercial lending staff in our Western Oregon Region, mitigating losses on purchased troubled assets, and improving the mix of deposits assumed in the LibertyBank branches by reducing the level of certificates of deposit and increasing core deposits.

The following list summarizes the key internal strategic initiatives undertaken by management and factors affecting performance of the Company during fiscal 2010:

▪	As noted above, we acquired LibertyBank with FDIC-assistance and recorded a bargain purchase gain of $3.2 million;
▪	We launched two branches in Boise and Meridian, Idaho, in October and November 2009, respectively;
▪	We completed two core system conversions in the fourth quarter of fiscal 2010 and successfully integrated the operations of Community First Bank;

▪	We closed three Wal-Mart banking offices as we continue to revise our branching strategy in favor of constructing full-service, free-standing banking offices;
▪	We continued to execute our strategy to increase core deposits and reduce reliance on high-cost certificates of deposit and borrowings;
▪	Noncovered nonperforming loans decreased $2.1 million from September 30, 2009, and totaled 2.70% of noncovered loans
▪
Economic conditions in our primary markets continued to be distressed as a result of rising unemployment, bankruptcies and foreclosures and declining real estate values, which resulted in rising levels of nonperforming assets and the need for an additional provision for loan losses;

▪
Net interest margin contracted due to the increase of cash and securities and declining loan balances in our noncovered loan portfolio, but net interest income increased due to higher balances of earning assets;

▪	Changes in regulations reduced fee income;
▪	The Bank maintained its strong capital position with a total risk-based capital ratio of 28.8% and the Company had a tangible capital ratio of 13.6% at September 30, 2010.

As noted above, nearly all of the loans and REO purchased in the CFB Acquisition and the LibertyBank Acquisition are covered by loss sharing agreements between the FDIC and Home Federal Bank which affords the Bank significant protection.  Under the loss sharing agreements, Home Federal Bank will share in the losses on assets covered under the agreement. In this discussion and analysis, we refer to loans and REO subject to the loss sharing agreements as "covered loans" and "covered REO" (collectively referred to as "covered assets"). Loans that we have originated organically or are not covered under the loss sharing agreements are referred to as "noncovered loans."

The acquisition of two failed banks has significantly increased our nonperforming assets and traditional asset quality metrics may not be applicable to our financial statements without further review and scrutiny of our footnote disclosure and our discussion and analysis that accompanies our financial statements. Covered loans totaled $269.6 million and comprised 42.3% of our total loan portfolio at September 30, 2010, which means a significant portion of our loan portfolio has protection against credit losses. While nonperforming loans totaled $35.0 million at September 30, 2010, only $9.7 million related to noncovered loans, or 2.70% of total noncovered loans. Additionally, our allowance for loan losses at September 30, 2010, was $15.4 million with $11.9 million allocated to noncovered loans. The ratio of the allowance for noncovered loans to noncovered loans and to noncovered nonperforming loans totaled 3.24% and 122.70%, respectively. While we can provide no assurance that additional provisions for loan losses will not be necessary in the future, based on our current estimates and when considered with the loss sharing agreements and the loss indemnification provided under them, we believe we have significant protection and reserves against credit losses at September 30, 2010.

Additionally, we continue to hold excess capital, which we believe provides support against further economic deterioration and loan losses, but also provides a solid foundation for additional growth. The Company's tangible capital ratio (total stockholders’ equity minus intangible assets divided by total assets minus intangible assets) was 13.6% and the Bank's Tier 1 core and total risk-based capital ratios were 10.1% and 28.8%, respectively, at September 30, 2010. The current economic and interest rate environments continue to challenge our organic growth plans. A lack of demand for loans, or more importantly a diminished supply of creditworthy lending opportunities, as well as an increase in residential loan refinancing, limited our ability to increase outstanding organic loan balances.  Alternative investments are also unattractive as investment securities offer very low yields within management’s credit and interest rate risk tolerances. Therefore, we intend to continue to seek additional FDIC-assisted acquisitions that are within our core markets as we believe that acquisitive growth is the best short-term alternative to build an operational and retail structure that will allow us to thrive profitably when the economy recovers.

Consistent with our stated business strategy, we reduced fixed-term borrowing balances with the Federal Home Loan Bank of Seattle (“FHLB”) and continued to focus on growing core deposits, defined as non-maturity deposits such as checking, savings and money market accounts, which we believe will increase the franchise value of the Company and improve profitability by reducing interest rate sensitivity and high-cost borrowing balances. We will conservatively offer interest rates on certificates of deposit to facilitate a managed significant reduction in balance of certificates of deposit during fiscal 2011, which should reduce our excess cash position, improve net interest margin and improve profitability.

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

Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the determination of the allowance for loan losses (including the evaluation of impaired loans and the associated provision for loan losses), accounting for acquired loans and covered assets, the valuation of noncovered real estate owned, as well as deferred income taxes and the associated income tax expense. Management reviews the allowance for loan losses for adequacy on a quarterly basis and establishes a provision for loan losses that it believes is sufficient for the loan portfolio growth expected and the loan quality of the existing portfolio. The carrying value of real estate owned is also assessed on a quarterly basis. Income tax expense and deferred income taxes are calculated using an estimated tax rate and are based on management’s and our tax advisor’s understanding of our effective tax rate and the tax code. These estimates are reviewed by our independent auditor on an annual basis and by our regulators when they examine Home Federal Bank.

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

The Company’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been identified. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Adjustments are made to historical loss percentages to reflect current economic and internal environmental factors such as changes in underwriting standards and unemployment rates that may increase or decrease those loss factors. As a result of the imprecision in calculating inherent and potential losses, a range is added to the general allowance to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other qualitative factors that may alter historical loss experience.

The allowance for loan losses is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries. Provisions for losses on covered loans are recorded gross of recoverable amounts from the FDIC under the loss sharing agreements. The recoverable portion of the provision for loan losses on covered loans is recorded in other income.

The Company also estimates a reserve related to unfunded loan commitments. In assessing the adequacy of the reserve, the Company uses a similar approach used in the development of the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities on the Consolidated Balance Sheets. The provision for unfunded commitments is charged to noninterest expense.

Acquired Loans. Loans acquired in the CFB Acquisition were valued as of the acquisition date in accordance with Statement of Financial Accounting Standard ("SFAS") 141. At the time of the CFB Acquisition, the Company applied SFAS No. 141, “Business Combinations,” which was superseded by SFAS No. 141(R). The Company was not permitted to adopt SFAS No. 141(R) prior to its effective date, which was October 1, 2009, due to the Company's fiscal year.  Accounting Standards Codification (“ASC”) Topic 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans purchased in the CFB Acquisition that were accounted for under ASC 310-30, management determined the value of the loan portfolio based on work provided by an appraiser.  Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates.  Management also estimated the amount of credit losses that were expected to be realized for the loan portfolio primarily by estimating the liquidation value of collateral securing loans on non-accrual status or classified as substandard or doubtful. At September 30, 2010, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of the underlying collateral. Loans purchased in the CFB Acquisition accounted for under ASC 310-30 were not aggregated into pools and are accounted for on a loan-by-loan basis. An allowance for loan losses was established for loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30.

Loans purchased in the LibertyBank Acquisition are valued as of acquisition date in accordance with ASC 805 Business Combinations, formerly SFAS 141(R). Further, the Company elected to account for all other loans purchased in the LibertyBank Acquisition within the scope of ASC 310-30 using the same methodology. Under ASC 805 and ASC 310-30, loans purchased in the LibertyBank Acquisition were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date, unlike the loans purchased in the CFB Acquisition, which are accounted for under previous guidance as described above. In situations where loans have similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans purchased in the LibertyBank Acquisition into 22 different pools, based on common risk characteristics such as loan classification, loan structure, nonaccrual status and collateral type.

The cash flows expected over the life of the pools are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows. Under ASC 310-30, the excess of the expected cash flows at acquisition over the fair value is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the expected cash flows is considered to be the nonaccretable difference. Subsequent increases in cash flow over those expected at purchase date in excess of fair value are recorded as an adjustment to accretable difference on a prospective basis. Any subsequent decreases in cash flow over those expected at purchase date are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

Covered Assets.  The majority of the loans and leases acquired in the CFB Acquisition and the LibertyBank Acquisition are included under various loss sharing agreements with the FDIC and are referred to as "covered loans." Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC. At the date of acquisition, all covered loans were accounted for under ASC 805 and ASC 310-30. Subsequent to acquisition all covered loans are accounted for under ASC 310-30.

All REO acquired in the CFB Acquisition and the LibertyBank Acquisition are also included in the loss sharing agreements and are referred to as "covered REO." Covered REO is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered other real estate owned status, acquisition date fair value discounts on the related loan are also transferred to covered other real estate owned. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss to the Bank charged against earnings.

FDIC Indemnification Asset. In conjunction with the CFB Acquisition and the LibertyBank Acquisition, the Bank entered into a shared-loss agreement with the FDIC for amounts receivable under the shared-loss agreement. In some cases the FDIC indemnification agreement may be terminated on a loan by loan basis if the Bank renews or extends individual loans. At each acquisition date the Company elected to account for amounts receivable under the loss sharing agreements as an indemnification asset. Subsequent to the acquisitions the indemnification asset is tied to the loss in the covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.

The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. The FDIC indemnification asset will be reduced as losses are recognized on covered assets and loss sharing payments are received from the FDIC. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

Noncovered Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure that are not covered under a loss sharing agreement with the FDIC ("noncovered REO") are initially recorded at the fair value at the date of foreclosure minus estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The valuation allowance is established based on our historical realization of losses and adjusted for current market trends.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2010, AND SEPTEMBER 30, 2009

Total assets increased $655.0 million, or 79.1%, to $1.5 billion at September 30, 2010, from $827.9 million at September 30, 2009. The increase was primarily a result of the acquisition of $690.6 million of the assets of LibertyBank on July 30, 2010, partially offset by decreases over the year in noncovered organic loans and mortgage backed securities.  Total liabilities increased $659.5 million, or 106.7%, to $1.3 billion primarily due to the $688.6 million in assumed liabilities via the acquisition less the reduction in FHLB and other borrowings of $17.1 million from the year ago period.

Assets. The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase / (Decrease)

	Balance at September 30, 2010	Balance at September 30, 2009	Amount	Percent
	(dollars in thousands)
Cash and amounts due from depository institutions	$416,426	$49,953	$366,473	733.64%
Investment securities, available for sale	275,180	169,320	105,860	62.52
Loans receivable, net of allowance for loan losses	620,493	510,629	109,864	21.52

Cash and amounts due from depository institutions. The higher cash balance at September 30, 2010, is primarily due to the LibertyBank acquisition.  Total cash acquired in the LibertyBank acquisition was $373.1 million.  While efforts are underway to deploy this cash, the current economic conditions, including the low interest rate environment, are presenting challenges as the number of creditworthy borrowers has decreased substantially and locating medium-term securities that provide an attractive return has also proven difficult. Additionally, we have conserved cash balances as liquidity support for the possible acquisition of troubled institutions that may not have adequate liquidity. Nearly all the amounts due from depository institutions are held at the Federal Reserve Bank of San Francisco in order to minimize our credit risk.

Securities. Included in assets acquired in the LibertyBank Acquisition was $34.7 million in investments.  In addition, securities balances have also increased from the prior year as purchases of medium-term securities have increased as excess cash has been invested.  Our purchases of securities in fiscal 2010, and going forward into 2011, have focused on purchasing high-quality investments with an average duration, or average life, of approximately 2.75 years. We have given preference to short and medium-term securities in anticipation of rapidly rising interest rates and increases in loan demand in the next 18 to 24 months. Additionally, we want to mitigate price sensitivity to protect capital if we need to sell significant amounts of securities in the future to increase liquidity.

Most of the Company’s mortgage-backed securities were issued by U.S. Government-sponsored enterprises, primarily Fannie Mae and Freddie Mac. While the U.S. Government has recently affirmed its support for government-sponsored enterprises and the mortgage-backed securities they issued, significant deterioration in the financial strength of Fannie Mae, Freddie Mac or mortgage-backed security insurers may have a material effect on the valuation and performance of the Company’s mortgage-backed securities portfolio in future periods. At September 30, 2010, we held one private label security with a fair value of $599,000 which carried a Moody’s rating of A1. Management has reviewed the delinquency status, credit support and collateral coverage of the loans pooled in this security and has concluded it was not other than temporarily impaired at September 30, 2010.

Loans and leases. Loans and leases receivable, net, increased $109.9 million to $620.5 million at September 30, 2010, from $510.6 million at September 30, 2009. The reported balance of loans acquired through the LibertyBank acquisition was $188.8 million as of September 30, 2010.  The organic loan portfolio declined $78.9 million with one-to-four family residential loans decreasing $37.0 million.

The reduction of one-to-four family residential loans is consistent with our strategy to reduce the portfolio’s concentration in those loans in favor of increasing the mix of commercial and commercial real estate loans in order to improve interest rate sensitivity and net interest margin. Additionally, commercial lending relationships often translate to more profitable deposit relationships. We began selling nearly all new one-to-four family loan originations in the secondary market in 2006. The sale of one-to-four family residential real estate loans to investors in the secondary market in connection with our mortgage banking activities requires us to make representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, we may have an obligation to repurchase the assets or indemnify the purchaser against loss. We believe that the potential for significant loss under these arrangements is remote due to our conservative underwriting standards. However, past performance may not be representative of future performance on sold loans and we may experience losses in the future. We recorded losses totaling $65,000 in connection with these arrangements during fiscal year 2010. At September 30, 2010 and 2009, we had a reserve for unfunded commitments and other off balance sheet contingencies in the amount of $592,000 and $581,000, respectively.

As mentioned earlier, the economic recession has significantly slowed business activity and reduced opportunities to provide commercial lending solutions. Commercial real estate vacancies in our markets have increased. As a result, we are concerned that the Bank will not be able to grow the loan portfolio organically through fiscal 2011.

The loan portfolio purchased in the LibertyBank Acquisition totaled $188.8 million at September 30, 2010, and was primarily comprised of commercial business loans of $90.7 million, commercial real estate loans of $37.4 million, construction and land development loans of $16.5 million and one-to-four family residential loans of $16.0 million. Approximately $47.6 million of the commercial business loans are financing leases that have remaining terms of less than five years that were originated by CELC, the leasing subsidiary that was an asset we purchased in the LibertyBank Acquisition. Currently we intend to wind down the operations of CELC and anticipate these lease balances will be substantially paid off within the next three years.  Consumer loans not secured by real estate that were purchased in the LibertyBank Acquisition that are not covered loans totaled $5.0 million at September 30, 2010.

Allowance for loan losses. The allowance for loan losses decreased to $15.4 million at September 30, 2010, from $28.7 million at September 30, 2009. At September 30, 2010, we had an allowance of $11.9 million on noncovered loans and an allowance of $3.5 million on covered loans purchased in the CFB Acquisition. No allowance was recorded on loans and lease purchased in the LibertyBank Acquisition as they are reported at the net present value or estimated cash flows to be collected as of September 30, 2010.

We disclosed in our September 30, 2009, Form 10-K that the estimated fair value of loans purchased in the CFB Acquisition were preliminary, highly subjective and could be adjusted during an allocation period lasting up to 12 months from the acquisition date, which was August 7, 2009. During this allocation period, we obtained information that evidenced credit impairment on certain loans that were not previously identified as purchased credit impaired loans. Additionally, we updated the fair values of loans previously identified as purchased credit impaired loans on the date of acquisition. These adjustments reduced the preliminary estimated fair values of purchased credit impaired loans from the CFB Acquisition. Lastly, management updated preliminary estimated loss rates for covered loans in the CFB Acquisition that were not accounted for under ASC 310-30. These adjustments and reclassifications were made during the quarter ended June 30, 2010, and resulted in a reduction in the allowance for loan losses on covered loans of $9.2 million with $3.7 million of that adjustment reclassified against purchased credit impaired loans.

The allowance for loan losses on the noncovered loan portfolio was approximately 3.24% of noncovered loans at September 30, 2010, with only $2.5 million of the $11.9 million allowance on noncovered loans specifically allocated to impaired noncovered loans. Nonperforming noncovered loans totaled $9.7 million at September 30, 2010, or 2.64% of total noncovered loans, compared to $11.8 million, or 2.85%, at September 30, 2009.   At September 30, 2010, we allocated more of our allowance for loan losses toward our commercial and one-to-four family real estate due to continued depreciation in property values and due to the higher loss rates incurred during fiscal year 2010.

As noted earlier, loans accounted for under ASC 310-30 are reported at the net present value of estimated cash flows and an allowance for loan losses is not recorded unless impairment occurs in excess of the original estimated losses. At September 30, 2010 and 2009, the estimated credit losses on loans under ASC 310-30 was $60.0 and $14.1 million, respectively. Because of the loss sharing agreements with the FDIC on these loans, we do not expect to incur excessive future losses on the acquired loan portfolio. See “Asset Quality” on page 17 of this Form 10-K for additional discussion on the loss share agreement and our estimate of losses under the agreement. Page 24 of this Form 10-K discloses the allocation of the allowance for loan losses

FDIC indemnification receivable. As part of the purchase and assumption agreements for the acquisitions, we entered into loss sharing agreements with the FDIC.  These agreements cover realized losses on covered assets purchased from the FDIC in the CFB Acquisition and LibertyBank Acquisition. The increase in the FDIC indemnification receivable during fiscal year 2010 was due to the LibertyBank Acquisition. At September 30, 2010, the FDIC indemnification receivable for estimated losses on covered assets in the LibertyBank Acquisition totaled $57.4 million. The receivable for estimated losses on covered assets in the CFB Acquisition was $7.1 million at September 30, 2010, compared to $30.0 million at September 30, 2009. The reduction in the FDIC indemnification receivable for covered assets of the CFB Acquisition was due to $22.8 million of payments from the FDIC on realized losses on covered loans in the CFB Acquisition, in addition to a $5.5 million decrease due to purchase accounting adjustments to the preliminary estimate fair values of loans purchased in the CFB Acquisition.

Property and equipment. Property and equipment increased $7.5 million primarily due to the CFB Acquisition and the implementation of a new core application system during fiscal year 2010.  We purchased five branches of Community First Bank from the FDIC for a total of $5.7 million.  In August 2010 we converted our legacy operations and the operations of Community First Bank to a new core application system that resulted in an increase in property and equipment of $2.5 million.    During the fiscal year just ended, we closed three branches that were in Wal-Mart supermarkets and two such Wal-Mart branches remain as of September 30, 2010.

We did not acquire the banking locations of LibertyBank at the same time as the closing of the LibertyBank Acquisition. Under the purchase and assumption agreement with the FDIC, we had a 90-day option period after the transaction date, which was July 30, 2010, to review the banking facilities of the failed institution and obtain appraisals of the banking office and their contents. Subsequent to September 30, 2010, we provided the FDIC notice that we did not intend to purchase two of the banking offices of LibertyBank or assume the lease for LibertyBank’s operations center and that we would assume the remaining banking offices, leases and furniture and equipment of LibertyBank. We estimate the cost of the buildings and furniture and fixtures to be $11.4 million, which will be settled by the end of  February 2011.

We do not intend to construct new banking offices in the near future as population growth in our markets has slowed. Rather, we will seek acquisition opportunities to complement and leverage the Bank’s existing footprint and will consider closing inefficient banking offices in the future.

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

At September 30, 2010, we did provide limited servicing support for loans retained by the FDIC in the LibertyBank failure, subject to an interim servicing agreement that was included in the purchase and assumption agreement. We believe the FDIC will convert these multifamily and commercial real estate loans from our servicing system by December 31, 2010. Due to the short period of servicing expected under the interim servicing agreement, we did not record servicing rights on the balance sheet at September 30, 2010. Other than this interim servicing agreement, we did not service loans for other institutions at September 30, 2010.

Bank owned life insurance. The value of bank owned life insurance increased $423,000 to $12.4 million. The policy premiums are invested in insurance companies which each have a rating of at least ‘A’ by Standard & Poor’s and A.M. Best. We continue to monitor the financial performance, capital levels and financial ratings of the companies that have issued the Bank’s “general account” life insurance policies.

Real estate and other property owned. Real estate and other property owned (“REO”) increased $12.1 million during fiscal year 2010 to $30.5 million due to continued foreclosures and the LibertyBank Acquisition. Covered REO totaled $20.5 million at September 30, 2010, with $13.7 million related to the LibertyBank acquisition and the remaining covered REO was related to the CFB Acquisition. Noncovered REO totaled $10.0 million and was comprised of $5.0 million of commercial real estate, $2.0 million of land, and $3.0 million of single family residences.

Deferred taxes. As of September 30, 2010, the net deferred tax liability balance was $2.2 million versus a net deferred tax asset of $5.6 million at September 30, 2009. The difference is mainly due to the $7.7 million deferred tax liability that was recorded in connection with the LibertyBank Acquisition representing the fair value adjustments on the loans and deposits acquired, as well as the excess of the purchase discount over the net assets acquired, offset partially by a $5.2 million decline in the deferred tax asset associated with the allowance for loan losses.

Deposits. Deposits increased $674.8 million, or 131.1%, to $1.2 billion at September 30, 2010, from $514.9 million at September 30, 2009 primarily due to the deposits assumed in the LibertyBank acquisition. The following table details our organic deposits versus deposits acquired as part of the LibertyBank Acquisition as of September 30, 2010:

	September 30, 2010
	(in thousands)
	LibertyBank Acquisition	Organic	Total
Noninterest-bearing demand	$60,583	$77,717	$138,300
Interest-bearing demand	102,291	101,263	203,554
Health savings accounts	--	22,240	22,240
Money market	71,525	108,929	180,454
Savings	15,550	53,529	69,079
Certificates of deposit	356,930	219,105	576,035
Total deposit accounts	$606,879	$582,783	$1,189,662

The following table details the changes in total deposit accounts:

			Increase / (Decrease)
	Balance at September 30, 2010	Balance at September 30, 2009	Total Deposits	Excluding LibertyBank Acquisition
	(in thousands)

Noninterest-bearing demand	$138,300	$68,155	$70,145	$9,562
Interest-bearing demand	203,554	78,393	125,160	22,870
Health savings accounts	22,240	21,248	992	992
Money market	180,454	76,408	104,046	32,521
Savings	69,079	41,757	27,323	11,772
Certificates of deposit	576,035	228,897	347,138	(9,792)
Total deposit accounts	$1,189,662	$514,858	$674,804	$67,925

Deposits resulting from the LibertyBank Acquisition totaled $606.9 million at September 30, 2010, which represents a decrease of $67.6 million since acquisition. Certificates of deposit assumed in the LibertyBank Acquisition have decreased $64.9 million between July 30, 2010, and September 30, 2010. Balances of core deposits (defined as checking, savings and money market accounts) have only decreased slightly since the acquisition, highlighting the execution of our goal to focus on retaining and increasing core deposits.

While the LibertyBank Acquisition was a significant driver for the increase in deposits in fiscal year 2010, we were successful in continuing to execute our plan to increase core deposits organically. Excluding the LibertyBank Acquisition, core deposits increased $77.8 million, or 27.2%, during fiscal year 2010. We believe increasing core deposits and reducing reliance on certificates of deposits is an important component in the strategy to transform our balance sheet toward a commercial bank. The investment in free-standing full-service banking offices, reduced reliance on in-store branches, and changes made in the management team and the organizational alignment of our retail banking program will help increase core deposit accounts, despite the significant challenges in our markets.

Our deposit portfolio includes a concentration of low-cost health savings accounts. Health savings accounts totaled $22.2 million and $21.2 million at September 30, 2010 and 2009, respectively. Most of these accounts are originated through broker relationships throughout the United States. We have limited control over these accounts as they are not local to our operating markets. Additionally, changes in tax law or the structure of health savings accounts could cause the balances to be withdrawn.

Borrowings. Federal Home Loan Bank advances and other borrowings decreased $17.1 million, or 20.2%, to $67.6 million at September 30, 2010, from $84.7 million at September 30, 2009, as we repaid our advances as they matured during the year. FHLB borrowings with a fair value of $1.1 million assumed in the LibertyBank acquisition were paid off prior to September 30, 2010. We have $12.1 million of FHLB advances maturing in fiscal 2011 and intend to reduce outstanding advance balances as they mature as we had excess liquidity at September 30, 2010. We had $117.5 million of borrowing capacity available at the Federal Home Loan Bank of Seattle at September 30, 2010.

While the Company's cash balances are in excess of optimal levels due to deposit growth and cash received in the LibertyBank acquisition, management has currently decided to preserve capital and not prepay the Company's outstanding borrowings while the Company continues to seek acquisitive growth. The estimated prepayment penalty on the Bank's FHLB borrowings was approximately $3.8 million at September 30, 2010.

Other borrowings include retail repurchase agreements that are collateralized by various investment securities. Repurchase agreements totaled $8.8 million and $1.8 million at September 30, 2010 and 2009, respectively.

Equity. Stockholders’ equity decreased $4.6 million, or 2.2%, to $205.1 million at September 30, 2010, from $209.7 million at September 30, 2009. The net loss for the year as well as the payment of dividends were the primary cause for the decrease in stockholder’s equity.  This decrease was partially offset by an increase related to our stock based compensation.

The Board announced another 5% repurchase plan in July 2009, which authorized management to repurchase up to 834,900 shares of the Company's common stock. No shares were repurchased under the July 2009 program and we do not anticipate purchasing shares at a price higher than the Company’s tangible book value per share. We believe the preservation of capital is critical to executing our acquisition strategy.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2010, AND SEPTEMBER 30 2009

General. Net loss for the year ended September 30, 2010 was $4.1 million, or $0.26 per diluted share, compared to net income of $8.1 million, or $0.51 per diluted share, for the year ended September 30, 2009. The net loss for the fiscal year ended September 30, 2010 included a $3.2 million bargain purchase gain related to the LibertyBank Acquisition. Net income for the fiscal year ended September 30, 2009, included a $15.3 million after-tax extraordinary gain related to the CFB Acquisition. The LibertyBank Acquisition resulted in a significant increase in cash due to the excess of liabilities assumed over assets purchased and the retention by the FDIC of approximately $297 million of loans in the LibertyBank portfolio. We expect the increase in cash balances to result in a decrease in our net interest margin until the cash can be invested into loans and securities. Moreover, we believe the weak economy will limit our ability to significantly increase loans in the near-term.

Net Interest Income. Net interest income increased $3.3 million, or 14.0%, to $27.2 million for the year ended September 30, 2010, from $23.9 million for the year ended September 30, 2009. The increase in net interest income was primarily attributable to the increase in net earning assets due to the acquisitions and lower FHLB advance balances during fiscal year 2010. Despite the increase in net interest income, net interest margin declined to 3.09% during fiscal year 2010 from 3.50% in fiscal year 2009 due to the shift in the mix of interest-earning assets from loans to interest-bearing deposits in banks and investment securities. The net interest margin for the fourth quarter of fiscal year 2010 was 2.89%.

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

	Year Ended September 30, 2010 Compared to September 30, 2009 Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$413	$2,875	$3,289
Loans held for sale	(24)	(73)	(98)
Interest bearing deposits in other banks	3	276	279
Investment securities, available for sale	(3)	142	139
Mortgage-backed securities	(1,039)	(896)	(1,935)
Federal Home Loan Bank stock	30	3	33
Total net change in income on interest-earning assets	$(620)	$2,327	$1,707

Interest-bearing liabilities:
Savings deposits	$3	$67	$70
Interest-bearing demand deposits	142	304	446
Money market accounts	(12)	246	234
Certificates of deposit	(1,014)	389	(625)
Total deposits	(881)	1,006	125
Federal Home Loan Bank advances	(431)	(1,317)	(1,748)
Total net change in expense on interest-bearing liabilities	$(1,312)	$(311)	$(1,623)
Total increase in net interest income			$3,330

Interest and Dividend Income. Total interest and dividend income for the year ended September 30, 2010 increased $1.7 million, or 4.7%, to $37.5 million, from $35.8 million for the same period of the prior year. The increase during the period was primarily attributable to the increase in interest-earning balances purchased in the acquisitions. The impact of the increase in balances acquired was offset somewhat by yields on interest-earning assets which decreased to 4.27% from 5.26% in the prior year. Interest-bearing deposits in other banks was the primary cause for the decrease in the total asset yield as the average outstanding balances of those deposits increased from $18.4 million in fiscal year 2009 to $156.4 million in fiscal year 2010.

Loans and leases purchased in the LibertyBank Acquisition increased interest income by $2.9 million in fiscal year 2010. Additionally, the amortization of fair value adjustments on purchased loans reduced interest income by $681,000 in fiscal year 2010.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended September 30, 2010 and 2009:

	Year Ended September 30,
	2010		2009		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in interest and dividend income
	(dollars in thousands)
Loans receivable, net of deferred fees/costs	$536,342	5.72%	$468,205	5.85%	$3,289
Loans held for sale	1,719	4.74	3,176	5.65	(98)
Interest bearing deposits in other banks	156,409	0.21	18,391	0.27	279
Investment securities, available for sale	15,100	1.20	1,503	2.79	139
Mortgage-backed securities	158,830	3.96	179,729	4.57	(1,935)
FHLB stock	11,601	-	9,760	(0.34)	33
Total interest-earning assets	$880,001	4.27%	$680,764	5.26%	$1,707

Interest Expense. Interest expense decreased $1.6 million, or 13.5%, to $10.4 million for the year ended September 30, 2010 from $12.0 million for the year ended September 30, 2009. The decrease is primarily attributable to the decline in our cost of funds, which decreased from 2.57% in the prior year to 1.57% in the current year and lower FHLB balances in 2010. These effects were offset somewhat by higher balances of deposits due to organic core deposit growth and the acquisitions. Liabilities (primarily deposits) assumed in the LibertyBank Acquisition increased interest expense by $331,000 in fiscal year 2010. Fair value adjustments from the CFB Acquisition and the LibertyBank Acquisition reduced interest expense by $420,000 and $1.1 million, respectively, in fiscal year 2010. The accretion of fair value purchase accounting adjustments is expected to reduce interest expense by $2.8 million, $353,000 and $48,000 in fiscal years 2011, 2012 and 2013, respectively.

The following table details average balances, cost of funds and the change in interest expense for the year ended September 30, 2010 and 2009:

	Year Ended September 30,
	2010		2009		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense
	(dollars in thousands)

Savings deposits	$49,966	0.61%	$33,513	0.70%	$70
Interest-bearing demand deposits	131,856	0.68	83,651	0.53	446
Money market deposits	102,657	0.88	55,692	1.21	234
Certificates of deposit	295,716	1.72	181,774	3.15	(625)
FHLB advances	79,264	3.98	111,573	4.39	(1,748)
Total interest-bearing liabilities	$659,459	1.57%	$466,203	2.57%	$(1,623)

Approximately $369.8 million and $12.1 million of certificates of deposit and FHLB advances, respectively, are scheduled to mature during fiscal year 2011.

Provision for Loan Losses. A provision for loan losses of $10.3 million, including a provision of $1.1 million on covered loans, was recorded in connection with our analysis of losses in the loan portfolio for the year ended September 30, 2010, compared to a provision for loan losses of $16.1 million for the same period of 2009. The provision takes into account the increase in classified assets, nonperforming loans and loan losses during fiscal 2010 as well as the current downturn in the real estate market, internal changes in our lending and underwriting policies and the general economy. The estimated indemnifiable portion (95%) of the $1.1 million provision for loan losses on covered loans is recorded as an increase to the FDIC indemnification assets and an increase in other income, which totaled $998,000 in fiscal 2010.

We consider the allowance for loans losses at September 30, 2010, to be our best estimate of probable incurred losses inherent in the loan portfolio as of that date based on the assessment of the above-mentioned factors affecting the loan portfolio. While we believe the estimates and assumptions used in the determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $7.4 million, or 79.5%, to $16.7 million for the year ended September 30, 2010 from $9.3 million for the year ended September 30, 2009. The following table provides a detailed analysis of the changes in components of noninterest income:

	Year Ended September 30,		Increase/
	2010	2009	(Decrease)
	(in thousands)

Service fees and charges	$9,157	$8,302	$855
Bargain purchase gain	3,209	--	3,209
Accretable income	1,428	--	1,428
FDIC indemnification recovery	998	--	998
Gain on sale of loans	648	1,218	(570)
Increase in cash surrender value	422	424	(2)
Prepayment of FHLB borrowings	8	(498)	506
Gain (Loss), net, on sale of:
Fixed assets	(149)	(5)	(144)
REO and repossessed assets	(265)	(172)	(93)
Securities	98	(271)	369
Other	1,125	293	832
Total noninterest income	$16,679	$9,291	$7,388

During fiscal 2010, service fees and charges increased $855,000 to $9.2 million with $761,000 of the increase attributable to the LibertyBank Acquisition. Checking fee income represents a larger percentage of our total revenues than many of our peers due to a deposit strategy implemented many years ago that we no longer pursue. Historically, the Bank focused on high-transaction, low-balance “free checking” accounts that would result in high overdraft fee income. We changed our strategy on deposit aggregation in 2006 to focus on building deeper relationships with our depositors that may result in fewer accounts with higher, more stable balances because we believe relationship-based customers improve the Company’s franchise value and provide a stable, low-cost funding source for loans, which results in higher net interest income. While we began this strategic initiative several years ago, we have retained a significant number of those low-balance, high overdraft free checking accounts. We anticipate that recent regulatory changes regarding overdraft fees will accelerate the natural decline in overdraft fee income.

These new overdraft fee regulations that became effective in the fourth quarter of fiscal 2010 began, and will continue, to have a significant impact on overdraft fee income. In addition to changes in operational processing, customers are now explicitly required to “opt-in” to use our overdraft services on debit card and ATM transactions. We continue to monitor the impact of these changes. While total organic checking account balances were higher in the fourth quarter of fiscal 2010, fees from overdrafts, excluding the LibertyBank acquisition, declined $591,000, or 37%, in the fourth quarter of 2010, compared to the fourth quarter of 2009.

A bargain purchase gain of $3.2 million was recorded in connection with the LibertyBank acquisition.  Due to a change in the applicable accounting guidance, the gain on the LibertyBank Acquisition was recorded as an item in noninterest income whereas the gain recognized on the CFB Acquisition in prior fiscal 2009 was classified as an extraordinary gain, net of tax. A bargain purchase gain occurs when the fair value of assets acquired exceeds the fair value of liabilities assumed. The preliminary estimated fair value of assets acquired in the LibertyBank Acquisition totaled $690.6 million and the preliminary estimated fair value of liabilities assumed was $687.4 million, excluding the impact of income taxes. The determination of the preliminary estimated fair values of assets acquired and liabilities assumed required significant estimates and assumptions about the assets and liabilities acquired. Changes to the preliminary estimated fair values may occur in subsequent periods up to one year from the date of acquisition. The amount that we ultimately realize on these assets could differ materially from the carrying value reflected in our financial statements, based upon the timing and amount of collections on the acquired loans in future periods.

Accretable income of $1.4 million and $0 was realized in fiscal years 2010 and 2009, respectively, related to the accretion of discount applied to the FDIC indemnification assets from the acquisitions. This accretable income may continue in future quarters but may be highly volatile as our estimates of credit losses and the timing of such losses requires significant judgment and actual results could be material different than our original estimates.

A FDIC indemnification recovery of $998,000 was recorded in fiscal year 2010 representing the increase in the FDIC indemnification asset due to a $1.1 million provision for loan losses recorded in the current year on covered loans purchased in the CFB Acquisition. Additionally, as noted earlier, in the third fiscal quarter of 2010 we made adjustments to the original estimated fair values of loans purchased in the CFB Acquisition, which resulted in an FDIC indemnification recovery of $278,000.

While mortgage rates fell to historic lows during most of fiscal year 2010, the gain on sale of loans declined 46.8% to $648,000 from $1.2 million in fiscal year 2009 due to a reduction in the volume of loans originated for sale. We have reorganized our mortgage banking team and hired new leadership to improve the volume and profitability per transaction. However, continuing declines in residential real estate values and persistently high unemployment reduced the volume of residential real estate transactions in our Idaho and Central Oregon markets and limited the number of applicants who could qualify for refinancing. LibertyBank did not have any meaningful one-to-four family residential loan origination programs before its failure. We intend to expand our secondary market activities into the Western Oregon region, including the Communities of Eugene, Springfield, Grants Pass and Medford, and believe this should increase our mortgage banking volumes and net revenue from secondary market activities in the future.

In fiscal year 2009, we repaid FHLB advances assumed in the CFB Acquisition shortly after the transaction was consummated. However, rates fell precipitously in the days following the acquisition which resulted in a prepayment penalty of $498,000 in excess of the fair value adjustments recorded on the date of the CFB Acquisition. We also extinguished the FHLB advances assumed in the LibertyBank Acquisition. We recorded a gain of approximately $8,000 in fiscal year 2010 on that repayment as rates had increased slightly after the LibertyBank acquisition date.

Other income includes rent on REO and the $278,000 fair value adjustment noted above. Additionally, other income in fiscal year 2010 includes a recovery of $198,000 on loans that were charged off by LibertyBank prior to our acquisition. These charged-off loans were not included in the loss sharing agreements of the LibertyBank Acquisition; therefore the recovery does not need to be shared with the FDIC and were not recorded as purchase adjustments since the loans were not on the book of LibertyBank on the acquisition date.

Noninterest Expense. Noninterest expense increased $11.9 million, or 41.0%, to $40.8 million for the year ended September 30, 2010 from $29.0 million for the year ended September 30, 2009. Operating expenses of LibertyBank comprised $3.4 million of the increase. Operating expenses were $4.6 million higher in 2010 as a result of the CFB Acquisition, which occurred in August 2009. Provision for REO was $1.3 million higher in 2010 and direct expenses related to the LibertyBank Acquisition totaled $800,000 in fiscal year 2010. We anticipate that compensation and benefits and data processing expense will continue to be above optimal levels through the second quarter of fiscal year 2011 as we will carry the operational burden of two back office systems until the integration of LibertyBank occurs in March 2011.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Year Ended September 30,		Increase / (Decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$20,562	$15,918	$4,644	29.2%
Occupancy and equipment	4,693	3,214	1,479	46.0
Data processing	3,742	2,483	1,259	50.7
Advertising	1,223	913	310	34.0
Professional services	2,411	1,460	951	65.1
Insurance and taxes	2,213	1,541	672	43.6
Provision for REO	3,195	1,129	2,066	183.0
Other	2,804	2,313	491	21.2
Total noninterest expense	$40,843	$28,971	$11,872	41.0%

Compensation and benefits increased $4.6 million or 29.2% to $20.6 million for the year ended September 30, 2010 from $15.9 million for the same period a year ago. The largest factor in the increase was compensation which increased $3.3 million or 33.5% due primarily to the increase in employees after the LibertyBank and Community First Bank acquisitions. Payroll taxes also increased $459,000, or 50.9%, from the prior year.  A large component of the increase in payroll taxes was unemployment expense which increased $169,000, or 198.0%.  ESOP expense increased $516,000 or 53.3% due to a higher price of the Company’s common stock, on average, in fiscal 2010 compared to fiscal 2009.  These increases were offset by a decrease in incentive expense of $663,000 or 91% as bonuses paid for fiscal 2010 were significantly lower than in the prior year. No bonuses were paid to the executive officers of the Company in fiscal year 2010.

Occupancy and equipment, data processing, professional services, and insurance and taxes all increased primarily due to the Community First Bank and LibertyBank acquisitions.  Parallel back offices were maintained for both the Idaho and the Central Oregon regions until the core conversion and integration of the operations of the CFB Acquisition was completed in August 2010.  In addition, we incurred two months of similar expenses related to the LibertyBank Acquisition that occurred on July 30, 2010.

The increase in provision for REO was primarily due to the significant increase in REO balances from the prior year and the continuing decline in real estate values.  The REO balance increased from $18.4 million as of September 30, 2009 to $30.5 million as of September 30, 2010.  On a quarterly basis, all REO is evaluated and the respective carrying balances are adjusted downward if warranted.  The $3.2 million of provision for REO expense represents additional adjustments downward in the carrying value of REO subsequent to foreclosure.

Other noninterest expense for fiscal year 2010 includes postage and supplies expense of $848,000, which increased $274,000 from 2009 due to the acquisitions, expenses to maintain REO of $209,000 and losses on debit card disputes and fraud of $214,000.

Income Tax Benefit. Income tax benefit from continuing operations was $2.9 million based on a pre-tax loss from operations of $7.3 million.  This compares to income tax benefit from continuing operations in the prior year of $4.8 million based on $11.9 million in pre-tax loss.  The extraordinary gain realized in fiscal 2010 was $305,000, net of $195,000 in taxes, and was the result of a purchase price adjustment by the FDIC on the CFB Acquisition.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2009, AND SEPTEMBER 30 2008

General. Net income for the year ended September 30, 2009 was $8.1 million, or $0.52 per diluted share, compared to net income of $4.0 million, or $0.25 per diluted share, for the year ended September 30, 2008.  Net income for the fiscal year ended September 30, 2009 included a $15.3 million after-tax extraordinary gain related to the CFB Acquisition.

Net Interest Income. Net interest income increased $1.2 million, or 5.3%, to $23.9 million for the year ended September 30, 2009, from $22.6 million for the year ended September 30, 2008. The increase in net interest income was primarily attributable to a lower interest expense on deposits due to aggressive reductions in interest rates initiated by the Federal Reserve during the early part of fiscal 2009.  Our net interest margin increased 29 basis points to 3.50% for the year ended September 30, 2009, from 3.21% for the same period last year.  The improvement in the net interest margin was primarily attributable to the decrease in interest expense as rates have decreased significantly from the prior year.

Interest and Dividend Income. Total interest and dividend income for the year ended September 30, 2009 decreased $4.8 million, or 11.7%, to $35.8 million, from $40.6 million for the same period of the prior year. The decrease during the period was primarily attributable to the decrease in yield on interest-earning assets to 5.26% from 5.75% in the prior year. This decrease in interest and dividend income was the result of lower overall interest rates during the current year compared to prior year. In addition, nonaccrual loans are significantly higher than in the prior year, which resulted in foregone interest income of approximately $1.3 million.  The yield on our loan portfolio declined to 5.85% in the fiscal year 2009 compared to 6.40% in the fiscal year 2008.

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

Provision for Loan Losses. A provision for loan losses of $16.1 million was recorded in connection with our analysis of losses in the loan portfolio for the year ended September 30, 2009, compared to a provision for loan losses of $2.4 million for the same period of 2008. The increase in the provision takes into account the increase in classified assets, nonperforming loans and loan losses during fiscal year 2009 as well as the current downturn in the real estate market, internal changes in our lending and underwriting policies and the general economy.

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

The increase in the gain on sale of loans was a reflection of the low interest rate environment that has persisted for the majority of fiscal 2009. The low interest rate environment attributed to the increase in residential mortgage refinancings completed during fiscal 2009 as mortgage rates fe1l below 5.00% for most of the year. Loans originated for sale in the secondary market increased $20.9 million, or 45.5%, in 2009 compared to fiscal 2008.

During fiscal 2009, service fees and charges decreased 8.5% to $8.3 million. Overdraft fee income decreased $814,000 or 12.0% from the year ago period. However this decline in overdraft income was partially offset by a

$336,000 decline in check losses. We launched a checking account that is structured to improve interchange fee income as a result of higher debit card usage.

We incurred a $498,000 prepayment penalty on the early extinguishment of $19.0 million in FHLB borrowings assumed in the CFB Acquisition. In addition, a $203,000 loss on the sale of securities was incurred during the year, which included an $184,000 loss on the sale of a private label collateralized mortgage obligation that was sold in order to reduce credit risk exposure. A portion of the securities sold included securities obtained in the CFB Acquisition that were not consistent with our investment policy.

Noninterest Expense. Noninterest expense increased $4.4 million, or 17.7%, to $29.0 million for the year ended September 30, 2009 from $24.6 million for the year ended September 30, 2008. The efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, increased to 87.4% for the year ended September 30, 2009, compared to 73.9% for the year ended September 30, 2008. The increase in the efficiency ratio is primarily due to the combination of increased expenses associated with troubled assets as well as events related to the CFB Acquisition. Noninterest expenses related to the CFB Acquisition totaled $197,000 and general operating expenses in the Central Oregon region totaled $762,000, together comprising $959,000 of the increase in overall noninterest expense in fiscal year 2009.

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

Compensation and benefits. Compensation and benefits increased $707,000 or 4.7% to $15.9 million for the year ended September 30, 2009 from $15.2 million for the same period a year ago. The largest factor in the increase was compensation which increased $504,000 or 5% due to the combination of annual merit increases as well as the additional compensation expenses incurred related to the CFB Acquisition totaling $498,000. We plan to operate a separate operation and information technology system for the Central Oregon region until we consolidate to a new technology platform in the fourth quarter of fiscal 2010. Incentive expense increased $369,000 due to bonuses related to the CFB Acquisition in fiscal 2009. These increases were offset by ESOP expenses which decreased $260,000 or 21% due to lower stock prices on average in fiscal 2009 than in fiscal 2008.

Professional services. A $279,000 increase in legal expenses from the prior year was due to both the CFB Acquisition and the significant increase in noncovered troubled assets in fiscal year 2009. External audit expenses increased $274,000 as a change in accounting methodology related to the timing of the recording of external audit expenses caused a one-time reduction in such expenses in fiscal 2008.

Insurance and taxes. The additional expense incurred for insurance and taxes is directly correlated to the current economic climate. Property taxes increased $333,000 mainly due to the payment of overdue property taxes on foreclosed property. The Bank’s FDIC deposit insurance assessment increased $651,000 as the FDIC dramatically increased assessment rates and levied a one-time special assessment during fiscal 2009.

Provision for REO. The increase in provision for REO is directly related to the significant increase in noncovered REO balances from the prior year. The REO balance increased from $650,000 as of September 30, 2008 to $18.4 million as of September 30, 2009. On a quarterly basis, all REO is evaluated and their respective carrying balances are adjusted downward if warranted. The $1.1 million of provision for REO expense represents additional adjustments downward in the carrying value of noncovered REO subsequent to foreclosure.

Income Tax Expense (Benefit). Income tax benefit from continuing operations was $4.8 million based on a pre-tax loss from operations of $11.9 million. This compares to income tax expense in the prior year of $2.3 million based on $6.3 million in pre-tax income. The extraordinary gain realized on the CFB Acquisition in fiscal 2009 was $15.3 million, net of $9.8 million in taxes.

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

	Year Ended September 30,
	2010			2009			2008
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$536,342	$30,658	5.72%	$468,205	$27,369	5.85%	$477,053	$30,510	6.40%
Loans held for sale	1,719	81	4.74	3,176	179	5.65	2,811	176	6.27
Interest bearing deposits in other banks	156,409	328	0.21	18,391	49	0.27	30,753	977	3.18
Investment securities, available for sale	15,100	181	1.20	1,503	42	2.79	1,243	35	2.82
Mortgage-backed securities	158,830	6,286	3.96	179,729	8,221	4.57	184,343	8,742	4.74
FHLB stock	11,601	--	0.00	9,760	(33)	(0.34)	9,591	143	1.49
Total interest-earning assets	880,001	$37,534	4.27%	680,764	$35,827	5.26%	705,794	$40,583	5.75%
Noninterest earning assets	132,829			43,982			38,627
Total assets	$1,012,830			$724,746			$744,421

Interest-bearing liabilities:
Savings deposits	$ 49,966	$ 306	0.61%	$33,513	$ 236	0.70%	$24,194	$ 177	0.73%
Interest-bearing demand deposits	131,856	891	0.68	83,651	445	0.53	78,618	482	0.61
Money market accounts	102,657	906	0.88	55,692	672	1.21	58,698	1,430	2.44
Certificates of deposit	295,716	5,098	1.72	181,774	5,723	3.15	193,002	8,596	4.45
Total deposits	580,195	7,202	1.24	354,630	7,076	2.00	354,512	10,685	3.01
FHLB advances	79,264	3,153	3.98	111,573	4,901	4.39	157,549	7,250	4.60
Total interest-bearing liabilities	659,459	$10,355	1.57%	466,203	$11,977	2.57%	512,061	$17,935	3.50%
Noninterest-bearing liabilities	131,892			55,779			46,725
Total liabilities	791,351			521,982			558,786
Stockholders’ equity	221,479			202,764			185,635
Total liabilities and equity	$1,012,830			$724,746			$744,421

Net interest income		$27,179			$23,850			$22,648
Interest rate spread		2.70%			2.69%			2.25%
Net interest margin (2)		3.09			3.50			3.21
Ratio of average interest- earning assets to average interest-bearing liabilities		133.44			146.02			137.83

(1)	Non-accrual loans are included in the average balance. Loan fees are included in interest income on loans and are insignificant.
(2)	Net interest margin, otherwise known as yield on interest earning assets, is calculated as net interest income divided by average interest-earning assets.

The following table sets forth (on a consolidated basis) for the periods and at the dates indicated, the weighted average yields earned on our assets, the weighted average interest rates paid on our liabilities, together with the net yield on interest-earning assets:

	At September 30,	Year Ended September 30,
	2010	2010	2009	2008

Weighted average yield on:
Loans receivable	6.99%	5.72%	5.85%	6.40%
Loans held for sale	4.33	4.74	5.65	6.26
Interest bearing deposits in other banks	0.20	0.21	0.27	3.18
Investment securities, available for sale	1.45	1.20	2.79	2.82
Mortgage-backed securities	3.26	3.96	4.57	4.74
Federal Home Loan Bank stock	0.00	0.00	(0.34)	1.49
Total interest-earning assets	4.03	4.27	5.26	5.75

Weighted average rate paid on:
Savings deposits	0.42	0.61	0.70	0.73
Interest-bearing demand deposits	0.29	0.68	0.53	0.61
Money market accounts	0.48	0.88	1.21	2.44
Certificates of deposit	1.97	1.72	3.15	4.45
Total interest-bearing deposits	1.25	1.24	2.00	3.01
Federal Home Loan Bank advances	4.32	3.98	4.39	4.60
Repurchase agreements	1.45	1.65	1.58	--
Total interest-bearing liabilities	1.41	1.57	2.57	3.50

Interest rate spread (spread between weighted average rate on all interest- earning assets and all interest-bearing liabilities)	2.62	2.70	2.69	2.25

Net interest margin (net interest income as a percentage of average interest- earning assets)	N/A	3.09	3.50	3.21

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

	Year Ended September 30, 2010 Compared to Year Ended September 30, 2009 Increase (Decrease) Due to			Year Ended September 30, 2009 Compared to Year Ended September 30, 2008 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$413	$2,876	$3,289	$(2,585)	$(556)	$(3,141)
Loans held for sale	(24)	(74)	(98)	(4)	7	3
Interest bearing deposits in other banks	3	276	279	(646)	(282)	(928)
Investment securities, available for sale	(3)	142	139	--	7	7
Mortgage-backed securities	(1,039)	(896)	(1,935)	(304)	(217)	(521)
Federal Home Loan Bank stock	30	3	33	(174)	(2)	(176)
Total net change in income on interest-earning assets	$(620)	$2,327	$1,707	$(3,713)	$(1,043)	$(4,756)

Interest-bearing liabilities:
Savings deposits	$3	$67	$70	$3	$56	$59
Interest-bearing demand deposits	142	304	446	(35)	(2)	(37)
Money market accounts	(12)	246	234	(689)	(69)	(758)
Certificates of deposit	(1,014)	389	(625)	(2,397)	(476)	(2,873)
Total deposits	(881)	1,006	125	(3,118)	(491)	(3,609)
Federal Home Loan Bank advances	(431)	(1,317)	(1,748)	(315)	(2,034)	(2,349)
Total net change in expense on interest-bearing liabilities	$(1,312)	$(311)	$(1,623)	$(3,433)	$(2,525)	$(5,958)
Total increase in net interest income			$3,330			$1,202

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

How We Measure the Risk of Interest Rate Changes. We measure our interest rate sensitivity on a monthly basis utilizing an internal model. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from such assumptions. The assumptions we use are based upon proprietary and market data and reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. An independent service was used to provide decay rates and market rates of interest and certain interest rate assumptions to determine prepayments and maturities of real estate loans, investments and borrowings. Time deposits are modeled to reprice to market rates upon their stated maturities. We assumed that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates. In the past, we have demonstrated that the tiering structure of our deposit accounts during changing rate environments results in relatively low volatility and less than market rate changes in our interest expense for deposits. Our deposit accounts are tiered by balance and rate, whereby higher balances within an account earn higher rates of interest. Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers).

When interest rates rise, we generally do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at September 30, 2010, that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value (“NPV”)			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)	Asset Market Value
	(dollars in thousands)

+300	$ 220,120	$(2,151)	(0.97)%	15.26%	0.42%	$1,442,000
+200	222,091	(179)	(0.08)	15.19	0.35	1,462,000
+100	225,013	2,743	1.23	15.19	0.35	1,482,000
Base	222,271	--	--	14.84	--	1,498,000
-100	207,622	(14,648)	(6.59)	13.74	(1.10)	1,511,000
-200	197,148	(25,123)	(11.30)	12.95	(1.88)	1,522,000

Pre-Shock NPV Ratio				14.84
Post-Shock NPV Ratio				15.19
Static Sensitivity Measure – decline in NPV Ratio				0.35

Policy Maximum				3.00

________________
(1)	Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the base net portfolio value.
(2)	Calculated as the estimated net portfolio value divided by the portfolio value of total assets.
(3)	Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the base net portfolio value ratio.

The following table illustrates the change in net interest income at September 30, 2010, that would occur in the event of an immediate change in interest rates, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates:

Basis Point	Net Interest Income
Change in Rates	Amount	$ Change (1)	% Change
	(dollars in thousands)

300	$ 47,646	$ 11,230	30.84%
200	44,425	8,009	21.99
100	41,018	4,602	12.64
Base	36,416	--	Base
-100	36,538	122	0.34
-200	35,191	(1,225)	(3.36)

                    ___________________
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

LIQUIDITY AND COMMITMENTS

We are required to have sufficient cash flow in order to maintain liquidity to ensure a safe and sound operation. Liquidity management is both a daily and long-term function of business management. On a monthly basis, we review and update cash flow projections to ensure that adequate liquidity is maintained. Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities. On a longer-term basis, we maintain a strategy of investing in loans

Our primary sources of funds are from customer deposits, loan repayments, loan sales, maturing investment securities and advances from the Federal Home Loan Bank of Seattle. These funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. Alternatively, we may also liquidate assets to meet our funding needs.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. We currently maintain cash flow above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows, as we continue to seek acquisition opportunities and need to ensure adequate liquidity to support the integration of the acquired balance sheet.

Certificates of deposit scheduled to mature in one year or less at September 30, 2010, totaled $369.8 million, which represented 64.2% of our certificates of deposit portfolio at September 30, 2010. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Historically, the Bank has been able to retain a significant amount of deposits as they mature. However, recent deterioration in credit quality and capital levels at many of our competitors have limited their sources of wholesale funding, which has resulted in a highly price-competitive market for retail certificates of deposit. These rates currently exceed alternative costs of borrowings and are high compared to historical spreads to U.S. Treasury note rates. Additionally, since loan demand has slowed, we have been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in some deposit runoff as customers are moving their maturing balances to competitors at a higher pace than the Bank has historically experienced. Nonetheless, we believe the Company has adequate resources to fund all loan commitments through FHLB advances, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets. We had the ability at September 30, 2010, to borrow an additional $117.5 million from the Federal Home Loan Bank of Seattle. We are also approved at the Discount Window of the Federal Reserve Bank of San Francisco and could use that facility as a funding source to meet commitments and for liquidity purposes.

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

At September 30, 2010, scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 year through 3 Years	After 3 through 5 Years	Beyond 5 Years	Total Balance
	(in thousands)

Certificates of deposit	$369,770	$149,732	$55,071	$1,461	$576,034
Federal Home Loan Bank advances and other borrowings	12,050	43,800	3,000	--	58,850
Repurchase agreements	4,766	4,006	--	--	8,772
Deferred compensation (1)	357,145	556,764	556,764	4,112,391	5,583,064
Operating leases	374	524	232	3,864	4,994
Total contractual obligations	$744,105	$754,826	$615,067	$4,117,716	$6,231,714
_________________________
(1) – Disclosed at the September 30, 2010, present value of estimated payments assuming all future vesting conditions are met.

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

In connection with certain asset sales, particularly the sale of one-to-four family residential real estate loans to investors in the secondary market in connection with our mortgage banking activities, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. These representations and warranties are most applicable to the residential mortgages sold in the secondary market.  The Bank believes that based on historical experience, the potential for significant loss under these arrangements is remote. However, past performance may not be representative of future performance on sold loans and the Bank may experience material losses in the future as the Bank recorded losses totaling $65,000 in connection with these arrangements during fiscal year 2010. At September 30, 2010 and 2009, the Bank had a reserve for unfunded commitments and other off balance sheet contingencies in the amount of $592,000 and $581,000, respectively.

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2010:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$3,077
Adjustable rate	3,255
Undisbursed balance of loans	20,308
Unused lines of credit	39,301
Commercial letters of credit	920
Total	$66,861

CAPITAL

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. Home Federal Bank’s total equity capital was $151.2 million at September 30, 2010, or 10.6%, of total assets on that date. As of September 30, 2010, we exceeded all regulatory capital requirements. We did not apply for government assistance through the Capital Purchase Program under the U.S. Treasury Department’s Troubled Asset Relief Program (“TARP”).See “How We Are Regulated – Regulation and Supervision of Home Federal Bank – Capital Requirements” and Note 15 to the Consolidated Financial Statements under Item 8 to this Annual Report on Form 10-K.

The following table discloses the Bank’s regulatory capital ratios at September 30, 2010 and 2009:

	September 30,
	2010	2009	Minimum Required to be “Well Capitalized”

Tier 1 core	10.1%	19.6%	5.0%
Tier 1 risk-based	27.6	33.6	6.0
Total risk-based	28.8	34.9	10.0

Covered assets and the FDIC indemnification receivable from the CFB Acquisition and the LibertyBank Acquisition are assessed a risk-weight of 20% during the period such assets are covered under the loss sharing agreements. While the risk-based capital ratios would be lower if the covered assets and the FDIC indemnification receivable were risk-weighted at their normal levels, the Bank’s capital ratios would still exceed the minimum requirements to be considered well capitalized.

The Company’s total capital was $205.1 million and $209.7 million at September 30, 2010 and 2009, respectively as Home Federal Bancorp, Inc., retained some of the capital raised in the second conversion in 2007 and did not inject all of the capital raised into the Bank. This additional capital is held in cash and highly liquid mortgage-backed securities and supports the payment of dividends to shareholders and could be used for acquisitions, repurchases of the Company’s common stock or other corporate purposes. The Company’s tangible capital to tangible assets ratio (“TCE Ratio,” which is defined as total equity minus intangible assets divided by total assets less intangible assets) was 13.6% and 25.3% at September 30, 2010 and 2009, with the assets purchased in the LibertyBank Acquisition causing the decrease in the ratio in 2010, in addition to the net loss from operations and dividend payments to shareholders. Our target TCE Ratio is 8.0% to 10.0% and we believe we have sufficient capital to support additional acquisitions of up to $700 million of assets, without additional capital requirements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. With the issuance of SFAS 168, the FASB Accounting Standards Codification (“Codification”) became the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. This change is effective for financial statements issued for interim or annual periods ending after September 15, 2009. Updates to the Codification are promulgated through an Accounting Standards Update (“ASU”). The Codification does not modify existing GAAP or any guidance issued by the SEC. GAAP accounting standards used to populate the Codification are superseded, with the exception of certain standards not codified as of September 30, 2009, including SFAS 166 and 167 described subsequently.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R). These Statements modify the accounting for transfers of financial assets and the determination of what entities must be consolidated, and will have a significant effect on securitizations and special-purpose entities. We adopted these statements effective January 1, 2010, with no impact on the Company’s financial statements.

ASC 260 includes new guidance which clarifies that unvested share-based payment awards with rights to receive nonforfeitable dividends are participating securities and should be included in the computation of earnings per share. The Company adopted this new guidance on October 1, 2009, and retrospectively applied it to earnings per share information. There was no significant impact from the adoption.

ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and the goodwill acquired.  The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  ASC 805 was effective for fiscal years beginning after December 15, 2008, or October 1, 2009, for the Company. The CFB Acquisition described was accounted for under SFAS No. 141 as the Company was not permitted to adopt ASC 805 early. The accounting guidance under ASC 805 was applied to the LibertyBank Acquisition.

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

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. Management's assessment was based on criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). This assessment excluded the internal control over financial reporting of LibertyBank, the operations of which were acquired on July 30, 2010, through a purchase and assumption agreement between the Company’s subsidiary, Home Federal Bank, and the Federal Deposit Insurance Corporation as Receiver for LibertyBank. The assets acquired constituted approximately 45.2% of total assets reported on the Company’s consolidated balance sheet as of September 30, 2010. Based on that assessment, the Company's management concluded that the Company's internal control over financial reporting was effective as of September 30, 2010.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2010 has been audited by Crowe Horwath LLP, the Company's independent registered public accounting firm who audits the Company's consolidated financial statements. The Report of Independent Registered Public Accounting Firm also excludes the internal control over financial reporting of LibertyBank and expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of September 30, 2010.

/s/ Len E. Williams	/s/ Eric S. Nadeau
Len E. Williams	Eric S. Nadeau
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Dated: December 14, 2010

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc. and Subsidiary
Nampa, Idaho

We have audited the accompanying consolidated balance sheet of Home Federal Bancorp, Inc. and Subsidiary (the Company) as of September 30, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended.  We also have audited the Company’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.   Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded LibertyBank from its assessment of internal control over financial reporting as of September 30, 2010 because its operations were acquired through a purchase and assumption agreement between the Company’s subsidiary, Home Federal Bank, and the Federal Deposit Insurance Corporation as Receiver for LibertyBank on July 30, 2010.  We have also excluded LibertyBank from our audit of internal control over financial reporting.  The assets acquired constituted approximately 45.2% of total assets reported on the Company’s consolidated balance sheet as of September 30, 2010.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Federal Bancorp, Inc. and Subsidiary as of September 30, 2010, and the

results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Home Federal Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Note 18 to the consolidated financial statements, on October 1, 2009, the Company changed its method of computing earnings per common share to comply with new accounting guidance.  All previously reported earnings per common share amounts have been retrospectively adjusted to conform to the new accounting guidance.  We audited the adjustments described in Note 18 that were applied to revise earnings per common share for the years ended September 30, 2009 and 2008. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2009 or 2008 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 or 2008 financial statements taken as a whole.

/s/Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio
December 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc. and Subsidiary
Nampa, Idaho

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 18, the accompanying consolidated balance sheet of Home Federal Bancorp, Inc. and Subsidiary (the Company) as of September 30, 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2009 (the financial statements before the effects of the adjustments discussed in Note 18 are presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 18, present fairly, in all material respects, the consolidated financial position of Home Federal Bancorp, Inc. and Subsidiary as of September 30, 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting and disclosure for the impact of participating securities on earnings per share in Note 18 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Crowe Horwath LLP.

/s/ Moss Adams LLP

Spokane, Washington
December 11, 2009

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data)	September 30, 2010	September 30, 2009
ASSETS
Cash and amounts due from depository institutions	$416,426	$49,953
Securities available for sale, at fair value	275,180	169,320
Loans held for sale	5,135	862
Loans receivable, net of allowance for loan losses of $15,432
and $28,735	620,493	510,629
Federal Home Loan Bank stock, at cost	17,717	10,326
Accrued interest receivable	2,694	2,781
Property and equipment, net	27,955	20,462
Bank owned life insurance	12,437	12,014
Real estate and other property owned	30,481	18,391
FDIC indemnification receivable, net	64,574	30,038
Intangible assets	3,971	--
Other assets	5,798	3,123
TOTAL ASSETS	$1,482,861	$827,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts
Noninterest-bearing demand deposits	$138,300	$68,155
Interest-bearing demand deposits	406,248	176,049
Savings deposits	69,079	41,757
Certificates of deposit	576,035	228,897
Total deposit accounts	1,189,662	514,858
Advances by borrowers for taxes and insurance	4,658	1,132
Interest payable	631	553
Deferred compensation	5,583	5,260
Federal Home Loan Bank advances and other borrowings	67,622	84,737
Deferred tax liability	2,211	5,571
Other liabilities	7,406	6,123
Total liabilities	1,277,773	618,234
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized,
issued and outstanding, none	--	--
Common stock, $.01 par value; 90,000,000 authorized,
issued and outstanding:	167	167
Sept. 30, 2010 – 17,460,311 issued, 16,687,561 outstanding
Sept. 30, 2009 – 17,445,311 issued, 16,698,168 outstanding
Additional paid-in capital	152,682	150,782
Retained earnings	56,942	64,483
Unearned shares issued to ESOP	(8,657)	(9,699)
Accumulated other comprehensive income	3,954	3,932
Total stockholders’ equity	205,088	209,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,482,861	$827,899

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)	Year Ended September 30,
	2010	2009	2008
Interest and dividend income:
Loans and leases	$30,739	$27,548	$30,686
Securities	6,467	8,221	8,742
Other interest and dividends	328	58	1,155
Total interest and dividend income	37,534	35,827	40,583
Interest expense:
Deposits	7,202	7,076	10,685
Federal Home Loan Bank borrowings	3,153	4,901	7,250
Total interest expense	10,355	11,977	17,935
Net interest income	27,179	23,850	22,648
Provision for loan losses	10,300	16,085	2,431
Net interest income after provision for loan losses	16,879	7,765	20,217
Noninterest income:
Service charges and fees	9,157	8,302	9,077
Gain on sale of loans	648	1,218	764
Increase in cash surrender value of BOLI	423	424	421
Loan servicing fees	120	68	484
Prepayment penalty on borrowings	--	(498)	--
Gain (loss) on sale of securities	98	(203)	--
Bargain purchase gain	3,209	--	--
FDIC indemnification recovery on provision for loan losses	998	--	--
Mortgage servicing rights, net	--	(31)	(340)
Accretion of FDIC receivable discount	1,428	--	--
Other	598	11	256
Total noninterest income	16,679	9,291	10,662
Noninterest expense:
Compensation and benefits	20,562	15,918	15,211
Occupancy and equipment	4,693	3,214	3,007
Data processing	3,742	2,483	2,198
Advertising	1,223	913	1,043
Postage and supplies	848	574	617
Professional services	2,411	1,460	788
Insurance and taxes	2,213	1,541	533
Amortization of Intangibles	136	--	--
Provision for REO	3,195	1,129	172
Other	1,820	1,739	1,042
Total noninterest expense	40,843	28,971	24,611
Income (loss) before income taxes	(7,285)	(11,915)	6,268
Income tax expense (benefit)	(2,889)	(4,750)	2,263
Income (loss) before extraordinary item	(4,396)	(7,165)	4,005
Extraordinary gain on acquisition, less tax of $195 and $9,756	305	15,291	--
Net income (loss)	$(4,091)	$8,126	$4,005

Earnings (loss) per common share before extraordinary item:
Basic	$(0.28)	$(0.46)	$0.24	(1)
Diluted	(0.28)	(0.46)	0.24	(1)
Earnings (loss) per common share:
Basic	$(0.26)	$0.51	$0.24	(1)
Diluted	(0.26)	0.51	0.24	(1)
Weighted average number of shares outstanding:
Basic	15,513,850	15,651,250	16,233,200	(1)
Diluted	15,513,850	15,651,250	16,252,747	(1)

Dividends declared per share:	$0.220	$0.220	$0.213	(1)

(1) Earnings per share, average shares outstanding, and dividends per share have been adjusted to reflect the impact of the Conversion

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 1, 2007	15,232,243	$152	$59,613	$58,795	$(3,698)	$(2,225)	$112,637
Second Step Conversion	2,073,619	21	95,938		(8,160)		87,799
Dissolution of Mutual Holding Company			50				50
Restricted stock issued, net of forfeitures	13,502						- -
ESOP shares committed to be released			(23)		1,253		1,230
Exercise of stock options	54,797	1	605				606
Share-based compensation expense			1,022				1,022
Dividends paid ($0.213 per share)(1)(2)				(2,987)			(2,987)
Comprehensive income:
Net income				4,005			4,005
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes of $550						825	825
Comprehensive income:							4,830
Balance at September 30, 2008	17,374,161	174	157,205	59,813	(10,605)	(1,400)	205,187

(continues on next page)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at September 30, 2008 (balance carried forward)	17,374,161	174	157,205	59,813	(10,605)	(1,400)	205,187
Restricted stock issued, net of forfeitures	159,115	2 2	(2)
ESOP shares committed to be released			63		906		969
Exercise of stock options	32,862		35 3				353
Share-based compensation			1,08 8				1,088
Treasury shares purchased	(867,970)	(9)	(7,888)				(7,897)
Dividends paid ($0.220 per share)				(3,456)			(3,456)
Tax adjustment from equity compensation plans			(37)				(37)
Comprehensive income:
Loss before extraordinary item				(7,165)			(7,165)
Extraordinary gain, net of tax				15,291			15,291
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes of $3,473						5,210	5,210
Adjustment for realized losses, net of taxes of $81:						122	122
Comprehensive income:							13,458
Balance at September 30, 2009	16,698,168	$ 167	$150,782	$64,483	$(9,699)	$ 3,932	$209,665
Restricted stock forfeited, net of new issuance	(25,607)	-	-				-
ESOP shares committed to be released			444		1,042		1,486
Exercise of stock options	15,000		161				161
Share-based compensation			1,279				1,279
Tax adjustment from equity compensation plans			16				16
Dividends paid ($0.220 per share)				(3,450)			(3,450)
Comprehensive income (loss):
Loss before extraordinary item				(4,396)			(4,396)
Extraordinary gain, net of tax				305			305
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes of $(49)						82	82
Adjustment for realized gains, net of taxes of $38						(60)	(60)
Comprehensive income							(4,069)
Balance at September 30, 2010	16,687,561	$ 167	$152,682	$56,942	$(8,657)	$ 3,954	$205,088

(1) Home Federal MHC waived its receipt of dividends on the 8,979,246 shares that it owned.
(2) Dividends per share have been adjusted to reflect the impact of the Conversion, which occurred on December 19, 2007.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)	Year Ended September 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,091)	$8,126	$4,005
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,172	1,716	1,699
Amortization of core deposit intangible	136	--	--
Accretion of FDIC indemnification receivable discount	(1,427)
Net amortization (accretion) of premiums and discounts on investments	950	45	(19)
Loss on sale of fixed assets and repossessed assets	497	178	144
Loss (Gain) on sale of securities available for sale	(98)	203	--
Extraordinary gain on acquisition	--	(25,047)	--
Bargain purchase gain	(3,209)	--	--
ESOP shares committed to be released	1,486	969	1,230
Equity compensation expense	1,279	1,088	1,022
Provision for loan losses	10,300	16,085	2,431
Valuation allowance on real estate and other property owned	3,195	1,129	--
Accrued deferred compensation expense, net	323	69	676
Net deferred loan fees	(821)	(115)	132
Deferred income tax (benefit) expense	(3,371)	3,787	(1,075)
Net gain on sale of loans	(648)	(1,218)	(764)
Proceeds from sale of loans held for sale	27,585	70,019	48,543
Originations of loans held for sale	(31,209)	(66,833)	(45,895)
Net decrease in value of mortgage servicing rights	--	--	340
Net increase in value of bank owned life insurance	(423)	(424)	(422)
Change in assets and liabilities:
Interest receivable	939	847	123
Other assets	(1,264)	(341)	176
Interest payable	(628)	(242)	(179)
Other liabilities	(169)	1,402	(2,274)
Net cash provided by operating activities	1,504	11,443	9,893
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments and maturities of mortgage-backed securities available for sale	47,652	38,564	31,123
Proceeds from sale of mortgage-backed securities available for sale	2,735
Purchase of mortgage-backed securities available for sale	(83,280)	(2,734)	(56,257)
Maturity of (investment in) certificate of deposit	--	5,000	(5,000)
Principal repayments, maturities, and calls of securities available for sale	14,145	--	--
Proceeds from sale of securities available for sale	--	10,947	--
Purchase of securities available for sale	(53,212)	(3,037)	--
Sale of mortgage servicing rights	--	1,707	--
Purchases of property and equipment	(9,826)	(6,912)	(4,643)
Reimbursement of loan losses under loss share agreement	22,800
Net decrease in loans	60,961	31,749	17,000
Net cash received from acquisition	373,103	22,078	--
Proceeds from sale of fixed assets and repossessed assets	17,161	2,121	759
Net cash provided (used) by investing activities	392,239	99,483	(17,018)

(continues on next page)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)
	Year Ended September 30,
	2010	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(7,765)	(1,526)	(31,684)
Net increase (decrease) in advances by borrowers for taxes and insurance	3,526	(254)	(219)
Proceeds from Federal Home Loan Bank borrowings	--	23,100	68,215
Repayment of Federal Home Loan Bank borrowings	(25,155)	(96,063)	(111,973)
Net proceeds from other borrowings	5,413	1,500	--
Proceeds from exercise of stock options	161	353	606
Repurchases of common stock	--	(7,897)	--
Excess tax benefit from equity compensation plans	--	--	--
Dividends paid	(3,450)	(3,456)	(2,987)
Net proceeds from stock issuance and exchange pursuant to second step conversion	--	--	87,849
Net cash (used) provided by financing activities	(27,270)	(84,243)	9,807

NET INCREASE IN CASH AND CASH EQUIVALENTS	366,473	26,683	2,682
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	49,953	23,270	20,588
CASH AND CASH EQUIVALENTS, END OF YEAR	$416,426	$49,953	$23,270

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$10,277	$11,976	$18,115
Income taxes	430	2,545	3,535

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$24,659	$19,513	$1,394
Fair value adjustment to securities available for sale, net of taxes	20	5,332	825

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

Home Federal Bank currently has operations in three distinct market areas.  The Boise, Idaho, and surrounding area known as the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore, and Gem counties, the Tri-County Region of Central Oregon including the counties of Deschutes, Crook and Jefferson, and Western Oregon including Lane, Josephine, Jackson, & Multnomah counties.  In total the Bank has 37 full-service banking offices, one loan center, and Internet banking services.

Home Federal Bank has five wholly-owned subsidiaries, Idaho Home Service Corporation, Liberty Funding Inc., Liberty Insurance Services, Inc., all of which are currently inactive. Commercial Equipment Lease Corporation was purchased in connection with the July 30, 2010, acquisition of LibertyBank in Eugene, Oregon, (the “LibertyBank Acquisition”) and specializes in commercial leasing activities. Community First Real Estate, LLC, was purchased in connection with the August 7, 2009, acquisition of Community were First Bank in Prineville, Oregon (the “CFB Acquisition”). Three of the Bank’s banking offices were owned by this subsidiary and there are no other business activities. See Note 2 for additional information regarding these acquisitions.

Principles of Consolidation. The consolidated financial statements of the Company include the accounts of the Company, the Bank and its wholly-owned subsidiaries, Idaho Home Service Corporation, Liberty Funding, Liberty Insurance Services, Inc., Commercial Equipment Lease Corporation and Community First Real Estate LLC.  All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates.  To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses (including the evaluation of impaired loans and the associated provision for loan losses), accounting for acquired loans and covered assets, the valuation of noncovered real estate owned, as well as deferred income taxes and the associated income tax expense.

Management believes that the allowance for loan losses reflects the best estimate of probable incurred losses inherent in the loan portfolio at the balance sheet dates presented and that the valuation of other real estate owned (“REO”) and computation of deferred taxes are proper. While management uses currently available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Cash Flows.  Cash and cash equivalents include cash, deposits with other financial institutions with original maturities fewer than 90 days, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

The Company is required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. The amount of this required reserve balance at September 30, 2010 and 2009 was $6.1 million and $5.4 million, respectively.

Securities.  Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized gains and losses reported in other comprehensive income, net of taxes.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Loans Held for Sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments as defined by Accounting Standards Codification Topic (“ASC”) 815, “Derivatives and Hedging.” If material, these derivatives are recognized on the consolidated balance sheet in other assets and other liabilities at fair value.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses.  Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due.  Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchased Loans:  In connection with the acquisitions discussed in Note 2, the Bank has purchased loans of failed banks, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses.

Loans purchased in the CFB Acquisition were accounted for under Statement of Accounting Standard No. 141, which has since been superseded by ASC 805, and under the guidance of ASC 310-30. An allowance for loan losses was recorded on loans purchased in the CFB Acquisition that did not show evidence of credit deterioration on the acquisition date. Loans purchased in the CFB Acquisition that are accounted for under ASC 310-30 were not aggregated into pools of loans but are accounted for individually.

The LibertyBank Acquisition was accounted for under ASC 805 and all related purchased loans are accounted for under ASC 310-30. Such purchased loans are aggregated into pools of loans based on common risk characteristics such as credit risk and loan type.  The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans,  for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Nonhomogeneous loans, such as commercial business, multifamily residential, construction and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and one-to-four family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

The allowance for loan losses on loans covered by loss sharing agreements with the FDIC are reported gross of amounts to be recovered from the FDIC. The provision for loan losses is also recorded gross of amounts recoverable from the FDIC. The amount of the provision for loan losses on covered loans that is expected to be recovered from the FDIC is recorded as an increase to the FDIC indemnification asset with an increase in noninterest income.

Concentrations of Credit Risk. The Bank accepts deposits and grants credit primarily within the Treasure Valley region of southwestern Idaho, the tri-country region of central Oregon, and western Oregon. The Bank has a diversified loan portfolio and grants consumer, residential, commercial, and construction real estate loans, and is not dependent on any industry or group of customers. Although the Bank has a diversified loan portfolio, a substantial portion of its loans are real estate-related. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area. The Bank also regularly monitors real-estate related loans that include terms that may give rise to a concentration of credit risk, including high loan-to-value loans and interest-only loans.

Transfers of Financial Assets.  Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets.  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed.  The carrying amount of real estate and other property owned was $30.5 million and $18.4 million at September 30, 2010 and 2009, respectively. Covered real estate and other property owned totaled $20.5 million and $7.5 million at September 30, 2010 and 2009, respectively.

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

Bank Owned Life Insurance.  The Company has purchased life insurance policies on certain key executives.  Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

FDIC Indemnification Asset. Under the terms of the loss sharing agreements with the FDIC, which is a significant component of the acquisitions discussed in Note 2, the FDIC will absorb most of the losses and certain related expenses and share in loss recoveries on loans, leases and other real estate owned covered under the loss share agreements. The FDIC indemnification asset is measured separately from each of the covered asset categories. The indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The FDIC indemnification asset will be reduced as losses are recognized on covered assets and loss sharing payments are received from the FDIC. Realized losses in excess of acquisition date estimates will increase the FDIC indemnification asset and the indemnifiable loss recovery is recorded in other income. Conversely, if realized losses are less than Acquisition Date estimates, the FDIC indemnification asset will be reduced by a charge to earnings.

Intangible Assets.  Intangible assets acquired in a purchase business combination with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Intangible assets on the Company’s balance sheets consist of a core deposit intangible asset arising from whole bank acquisitions.  The core deposit intangible is initially measured at fair value and then is amortized on an accelerated method over the estimated useful life, which has been estimated to be 10 years. The original amount of core deposit intangibles was $4.1 million and accumulated amortization at September 30, 2010 totaled $136,000. Estimated amortization expense is as follows, in thousands of dollars:

Fiscal year ending September 30,	Amount

2011	$725
2012	593
2013	485
2014	396
2015	324
Thereafter	1,448
$3,971

Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company analyzed its tax positions, including the permanent and temporary differences as well as the major components of income and expense, and determined that it had no uncertain tax positions that would rise to the level of having a material effect on its financial statements at September 30, 2010 and 2009.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense for the years ended September 30, 2010, 2009, and 2008, was $1.2 million, $913,000, and $1.0 million respectively.

Stock-Based Compensation. Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Retirement Plans. Employee 401(k) plan expense is the amount of matching contributions.  Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Employee Stock Ownership Plan.  The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Earnings Per Share (“EPS”). Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Loss Contingencies.  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments.  While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar.  Accordingly, all of the financial services operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications. Certain reclassifications have been made to prior year’s financial statements in order to conform to the current year presentation. The reclassifications had no effect on previously reported net income or equity.

Recent Accounting Pronouncements. ASC 260 includes new guidance which clarifies that unvested share-based payment awards with rights to receive nonforfeitable dividends are participating securities and should be included in the computation of earnings per share. The Company adopted this new guidance on October 1, 2009, and retrospectively applied it to earnings per share information. There was no significant impact from the adoption.

ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and the goodwill acquired.  The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  ASC 805 was effective for fiscal years beginning after December 15, 2008, or October 1, 2009, for the Company. The CFB Acquisition described was accounted for under SFAS No. 141 as the Company was not permitted to adopt ASC 805 early. The accounting guidance under ASC 805 was applied to the LibertyBank Acquisition.

Note 2 – Acquisitions

On August 7, 2009, the Bank entered into an agreement with the FDIC and acquired certain assets and assumed certain liabilities of Community First Bank, a full service community bank that was formerly headquartered in Prineville, Oregon ("CFB Acquisition"). The results of operations for fiscal year 2009 include the impact of the CFB Acquisition from the acquisition date through September 30, 2009. The CFB Acquisition consisted of assets with a preliminary estimated fair value of $189.8 million and liabilities with a preliminary estimated fair value of $174.5 million on the acquisition date. Through the CFB Acquisition, the Bank acquired a wholly-owned subsidiary, Community First Real Estate LLC, which owned three of the Bank’s banking offices in Central Oregon.

On July 30, 2010, the Bank entered into an agreement with the FDIC and acquired certain assets and assumed certain liabilities of LibertyBank, a full service community bank that was formerly headquartered in Eugene, Oregon ("LibertyBank Acquisition"). The results of operations for fiscal year 2010 include the impact of the LibertyBank Acquisition from the acquisition date through September 30, 2010. The LibertyBank Acquisition consisted of assets with a preliminary estimated fair value of $690.6 million and liabilities with a preliminary estimated fair value of $688.6 million on the acquisition date. Through the LibertyBank Acquisition, the Bank acquired three wholly-owned subsidiaries, two of which are inactive with no business activities. The third was Commercial Equipment Lease Corporation (“CELC”), which engages in the business of equipment lease financing. Leases are generally for terms of five years or less. Equipment financing agreements, or financing leases, are reported as commercial loans in the Company’s balance sheet. Other leases are included in loans, but reported separately in the accompanying footnotes.

In addition to the assets purchased and liabilities assumed, the Bank and the FDIC entered into loss sharing agreements.  These agreements cover realized losses and certain expenses on nearly all of the loans (“covered loans”) and foreclosed real estate purchased in the acquisitions (together “covered assets”). Under the agreements, the FDIC will reimburse the Bank for 80% of the first $34.0 million of realized losses and reimbursable expenses on covered assets and 95% on realized losses that exceed $34.0 million on covered assets from the CFB Acquisition. The FDIC will reimburse the Bank for 80% of the losses on covered assets from the LibertyBank Acquisition. Consumer loans purchased in the LibertyBank acquisition that were not secured by real estate (such as automobile and deposit secured loans) are excluded from the loss sharing agreements. Additionally, total losses on the loans and leases of CELC are limited to the sum of the book value of the Bank's investment in CELC and the Bank's outstanding balance on a line of credit balance to CELC as of the date of the LibertyBank Acquisition. These amounts totaled $57.0 million at July 30, 2010, and are eliminated upon consolidation. The FDIC will also share in any recoveries on covered assets at the same rates as the loss sharing provisions.

Realized losses covered by the loss sharing agreements include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. The loss sharing agreements and recovery provisions for one-to-four family loans is in effect for 10 years from the acquisition dates. For all other covered loans and leases, the loss sharing agreements and recovery provisions are in effect for five years and eight years, respectively. The reimbursable losses from the FDIC are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the dates of the acquisitions. The expected reimbursements under the loss sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition date.

In September 2020, approximately ten years following the LibertyBank Acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the intrinsic loss estimate, which was determined by the FDIC prior to the Acquisition. The payment amount will be 50% of the excess, if any, of (i) 20% of the Total Intrinsic Loss Estimate of $60.0 million, which equals $12.0 million, less the sum of the following:

A.	20% of the Net Loss Amount, which is the sum of all loss amounts on covered assets less the sum of all recovery amounts realized. This amount is not yet known;
B.	25% of the asset premium (discount). This amount is ($7.5) million; and
C.	3.5% of the total covered assets under the loss share agreements. This amount is $10.1 million.

The Company has estimated the minimum level of losses to avoid a true-up provision payment to the FDIC to be $46.7 million. The maximum amount of the true-up provision is $4.7 million, if there are no losses in the covered loan portfolio. Due to the estimated level of losses at the Acquisition Date, management has determined a true-up provision payment is unlikely. As such, no liability has been recorded.

Based upon the acquisition date preliminary fair values estimate of the net assets acquired, no goodwill was recorded in either transaction.  The CFB Acquisition was accounted for under SFAS No. 141 and resulted in a pre-tax gain of $25.0 million, which was classified as an extraordinary gain in the Company’s Consolidated Statement of Operations for the year ended September 30, 2009, net of income taxes.  Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $9.7 million, resulting in an after-tax gain of $15.3 million.  The LibertyBank Acquisition was accounted for under ASC 805 and a bargain purchase gain of $3.2 million was recorded in other income in the Company’s Consolidated Statement of Operations for the year ended September 30, 2010. The tax liability associated with the bargain purchase gain from the LibertyBank Acquisition was $1.3 million at the acquisition date.

The determination of the initial fair value of loans purchased in the acquisitions and the initial fair value of the related FDIC indemnification asset involves a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification asset reflect management’s best estimate of the amount to be realized on each of these assets.  However, the amount the Company realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing of collections on the acquired loans in future periods.  Because of the loss sharing agreements with the FDIC on these assets, the Company does not expect to incur any excessive losses. To the extent the actual values realized for the acquired loans are different from the estimates, the FDIC indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC. The Company continues to assess the acquisition date fair value of loans and REO purchased in the LibertyBank Acquisition and anticipates this assessment will be completed by March 31, 2011.

In its assumption of the deposit liabilities, the Company believed that the customer relationships associated with these deposits have intangible value. The Company applied ASC 350, Intangibles – Goodwill and Other, which prescribes the accounting for goodwill and other intangible assets, such as core deposit intangibles.  The Company determined the fair value of a core deposit intangible asset was approximately $2.1 million in the CFB Acquisition and $4.1 million in the LibertyBank Acquisition. In accordance with the provisions of SFAS No. 141, the Company allocated the excess of fair value of net assets acquired over cost to the fair value of the core deposit intangible asset in the CFB Acquisition, thus reducing the carrying value of the intangible asset to zero. At September 30, 2010, the core deposit intangible reported on the Company’s balance sheet relates to the LibertyBank Acquisition. In determining the valuation of this intangible asset, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

The loss sharing agreements and recovery provisions for one-to-four family loans is in effect for 10 years from the acquisition dates. For all other covered loans and leases, the loss sharing agreement and recovery provision is in effect for five years and eight years, respectively, from the Acquisition Date.

The LibertyBank Acquisition provided an opportunity to broaden and deepen the Bank's deposit franchise. The Company’s management has from time to time become aware of acquisition opportunities and has performed various levels of review related to potential acquisitions in the past.  This particular transaction was attractive for a variety of reasons, including the:

•	ability to expand into non-overlapping yet complementary markets on the outer rim of the Company’s targeted growth markets;
•	ability to achieve improvement in branch performance in the Bank's Central Oregon region due to overlap of banking offices;
•	ability to compete against banks in LibertyBank’s markets based on Home Federal’s relative capital strength;
•	diversification of the Bank's loan portfolio by introducing a significant level of commercial business loans;
•
attractiveness of immediate core deposit growth with low cost of funds.  Over the past several years, organic core deposit growth has been difficult as financial institutions competed over core deposits.  The LibertyBank Acquisition allowed the Bank to immediately increase core deposits at an attractive cost.

A summary of the net assets purchased in the LibertyBank Acquisition and the estimated fair value adjustments were as follows at the acquisition date:

Estimated fair values at July 30, 2010
(in thousands)
Assets
Cash and cash equivalents	$59,158
Cash due from FDIC	313,944
Securities available-for-sale	34,719
Covered loans and leases	192,023
Other loans, not covered	5,572
Federal Home Loan Bank stock	7,391
Covered other real estate owned	15,242
Core deposit intangible	4,107
FDIC indemnification asset	56,694
Other assets	1,728

Total assets acquired	$690,578

Liabilities
Deposits	$682,569
FHLB Advances	1,066
Other liabilities	3,735
Deferred tax liability, due to bargain purchase gain	1,251

Total liabilities assumed	688,621

Net assets acquired	$1,957

The operating results of the Company for the years ended September 30, 2010 and 2009, includes the operating results of the acquired assets and assumed liabilities since the acquisition dates of July 30, 2010 for the LibertyBank Acquisition and August 7, 2009, for the CFB Acquisition. Due primarily to the significant amount of fair value adjustments and the loss sharing agreements included in the acquisitions, historical results of LibertyBank and Community First Bank are not believed to be relevant to the Company's results; therefore, pro forma information is not presented herein. Expenses related to the LibertyBank Acquisition totaled approximately $520,000 and are recorded in professional fees in the Consolidated Statement of Operations.

Note 3 – Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

The following table summarized the Company’s financial assets that were measured at fair value on a recurring basis at September 30, 2010 and September 30, 2009:

	Total	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2010
Obligations of U.S. Government- Sponsored Enterprises (“GSE”)	$52,022	$--	$52,022	$--
Obligations of states and political subdivisions	6,789	--	6,789	--
Corporate note, FDIC-guaranteed	1,025	--	1,025	--
Mortgage backed securities, GSE-issued	214,920	--	214,920	--
Mortgage backed securities, private label	424	--	424	--

September 30, 2009
Obligations of U.S. GSE	$4,127	$--	$4,127	$--
Mortgage-backed securities, GSE issued	164,594	--	164,594	--
Mortgage-backed securities, private label	599	--	599	--

Additionally, certain assets are measured at fair value on a non-recurring basis.  These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

The following table summarizes the Company’s assets that were measured at fair value on a non-recurring basis at September 30, 2010 and September 30, 2009:

	Total	Level 1	Level 2	Level 3

September 30, 2010
Impaired loans	$6,773	--	--	$6,773
Real estate owned	8,288	--	--	8,288

September 30, 2009
Impaired loans	$5,699	--	--	$5,699
Real estate owned	5,136	--	--	5,136

Impaired loans, which are measured for impairment using the fair value of the collateral at September 30, 2010, had a carrying amount of $6.8 million, net of specific valuation allowances totaling $2.5 million. The specific valuation allowance on impaired loans during the fiscal years ended September 30, 2010 and 2009, required a provision of $7.0 million and $1.5 million, respectively.

Real estate owned, which is measured at estimated fair value less costs to sell, had a carrying amount of $8.3 million at September 30, 2010, which is made up of the outstanding balance of $11.2 million, net of a valuation allowance of $2.9 million. At September 30, 2009, real estate owned measured at fair value less costs to sell had a carrying amount of $5.1 million, which is made up of the outstanding balance of $6.1 million, net of a valuation allowance of $982,000. The provision for declines in the value of real estate owned totaled $3.2 million and $1.1 million for the years ending September 30, 2010 and 2009, respectively, net of amounts recoverable from the FDIC under loss sharing agreements.

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$416,426	$416,426	$49,953	$49,953
Investment securities	275,180	275,180	165,193	165,193
Loans held for sale	5,135	5,135	862	862
Loans receivable, net	613,494	627,764	510,629	517,438
FDIC indemnification receivable, net	64,574	64,574	30,038	30,038
FHLB stock	17,717	N/A	10,326	N/A
Accrued interest receivable	2,694	2,694	2,781	2,781

Financial Liabilities:
Demand and savings deposits	613,627	613,627	285,961	285,961
Certificates of deposit	576,035	584,634	228,897	232,753
FHLB advances and other borrowings	67,622	71,050	84,737	85,272
Advances by borrowers for taxes and insurance	4,658	4,658	1,132	1,132
Accrued interest payable	631	631	553	553

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

Loans receivable: Fair values for all performing loans are estimated using a discounted cash flow analysis, utilizing interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  In addition, the fair value reflects the decrease in loan values as estimated in the allowance for loan losses calculation. Leases are excluded from the table above.

FDIC Indemnification receivable: Carrying value approximates fair value as the receivable is recorded at the net present value of estimated cash flows.

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

Advances by borrowers for taxes and insurance: The carrying amount approximates fair value

Accrued interest payable: The carrying amount approximates fair value.

Off-balance-sheet instruments: Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at September 30, 2010 and 2009, were insignificant.

Note 4 – Securities

The Company’s investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The investment policies generally limit investments to mortgage-backed securities, U.S. Government and agency securities, municipal bonds, certificates of deposit and marketable corporate debt obligations. Investment securities available for sale consisted of the following at September 30, 2010 and 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2010:
Obligations of U.S. Government-Sponsored Enterprises (“GSE”)	$51,844	$255	$(77)	$52,022
Obligations of states and political subdivisions	6,786	86	(83)	6,789
Corporate note, FDIC-guaranteed	1,022	3	--	1,025
Mortgage backed securities, GSE-issued	208,492	6,692	(264)	214,920
Mortgage backed securities, private label	449	--	(25)	424
	$268,593	$7,036	$(449)	$275,180
September 30, 2009:
Obligations of U.S. Government-Sponsored Enterprises	$4,089	$42	$(4)	$4,127
Mortgage-backed securities, GSE-issued	158,065	6,529	--	164,594
Mortgage-backed securities, private label	612	--	(13)	599
	$162,766	$6,571	$(17)	$169,320

The contractual maturities of investment securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

	September 30, 2010
	Amortized Cost	Fair Value
	(in thousands)

Due within one year	$3,142	$3,137
Due after one year through five years	35,292	35,438
Due after five years through ten years	56,593	58,257
Due after ten years	173,566	178,348
Total	$268,593	$275,180

For the years ended September 30, 2010, 2009, and 2008, proceeds from sales of securities available for sale amounted to $2.7 million, $10.9 million, and $0, respectively. Gross realized gains for the years ended September 30, 2010, 2009, and 2008 were $105,000, $121,000, and $0 respectively. Gross realized losses for the years ended September 30, 2010, 2009, and 2008 were $7,000, $324,000, and $0 respectively.  All gain and losses were included in other noninterest income on the Consolidated Statements of Income.

The fair value of securities with unrealized losses, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2010 and 2009, are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2010
Obligations of U.S. Government Sponsored Enterprises	$14,111	$(77)	$--	$--	$14,111	$(77)
Obligations of States and Political Subdivisions	3,674	(83)	--	--	3,674	(83)
Mortgage-backed securities, GSE issued	50,997	(264)	--	--	50,997	(264)
Mortgage-backed securities, private label	424	(25)	--	--	424	(25)
	$69,206	$(449)	$--	$--	$69,206	$(449)

September 30, 2009
Obligations of U.S. Government Sponsored Enterprises	$2,015	$(4)	$--	$--	$2,015	$(4)
Mortgage-backed securities, GSE issued	--	--	--	--	--	--
Mortgage-backed securities, private label	--		599	(13)	599	(13)
	$2,015	$(4)	$599	$(13)	$2,614	$(17)

Management has evaluated these securities and has determined that the decline in the value is not other than temporary and not related to the underlying credit quality of the issuers or an industry specific event. The declines in value are on securities that have contractual maturity dates and future principal payments that will be sufficient to recover the current amortized cost of the securities. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery.

As of September 30, 2010, and September 30, 2009, the Bank pledged investment securities for the following obligations:

	September 30, 2010		September 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
FHLB borrowings	$51,174	$54,309	$66,104	$68,900
Treasury, tax and loan funds at the Federal Reserve Bank	3,767	3,916	4,523	4,767
Repurchase agreements	17,784	18,804	3,338	3,459
Deposits of municipalities and pubic units	19,977	21,106	5,074	5,354

Total	$92,702	$98,135	$79,039	$82,480

At September 30, 2010, there were no holdings of securities of any one issuer, other than U.S. Government-sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

Note 5 – Loans Receivable

Loans receivable are summarized as follows at September 30, 2010 and 2009:

	September 30,
	2010	2009
	(in thousands)
Real Estate:
One-to-four family residential	$157,574	$178,311
Multi-family residential	20,759	16,286
Commercial	228,643	213,471
Total real estate	406,976	408,068

Real Estate Construction:
One-to-four family residential	24,707	10,871
Multi-family residential	2,657	10,417
Commercial and land development	21,190	27,144
Total real estate construction	48,554	48,432

Consumer:
Home equity	56,745	53,368
Automobile	1,466	2,364
Other consumer	7,762	3,734
Total consumer	65,973	59,466

Commercial business	108,051	24,256
Leases	6,999	--
Loans receivable, gross	636,553	540,222

Deferred loan fees	(628)	(858)
Allowance for loan losses	(15,432)	(28,735)

Loans receivable, net	$620,493	$510,629
The majority of residential mortgage loans are pledged as collateral for FHLB advances (see Note 10).

The contractual maturity of loans receivable at September 30, 2010, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.

	Within 1 Year	One Year To 5 Years	After 5 Years	Total
	(in thousands)
Real estate:
One-to-four family residential	$4,366	$14,227	$138,981	$157,574
Multi-family residential	3,394	4,765	12,600	20,759
Commercial	12,252	37,129	179,262	228,643
Total real estate	20,012	56,121	330,843	406,976

Real estate construction:
One-to-four family residential	17,813	6,488	406	24,707
Multi-family residential	2,399	258	-	2,657
Commercial and land development	17,769	2,890	531	21,190
Total real estate construction	37,981	9,636	937	48,554

Consumer:
Home equity	428	8,175	48,142	56,745
Automobile	59	887	520	1,466
Other consumer	3,276	1,932	2,554	7,762
Total consumer	3,763	10,994	51,216	65,973

Commercial business	32,054	67,553	8,444	108,051
Leases	1,049	5,950	-	6,999

Total loans receivable	$94,859	$150,254	$391,440	$636,553

Impaired loan information is as follows:

	Year Ended September 30,
	2010	2009	2008
	(in thousands)

Impaired loans with related specific allowance	$9,294	$7,131	$9,215
Impaired loans with no related allowance	6,197	6,657	266
Total impaired loans	$15,491	$13,788	$9,481

Specific allowance on impaired loans	$2,521	$1,516	$1,729
Average balance of impaired loans	20,824	8,297	4,041

Interest income recognized on impaired loans during the fiscal years ended September 30, 2010, 2009 and 2008 was immaterial.

As of September 30, 2010 and 2009, accruing loans that were contractually past due 90 days or more totaled $116,000 and $0, respectively. Nonaccrual loans totaled $34.7 million and $38.5 million at September 30, 2010 and 2009, respectively.

The Company has allocated $1.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2010.

On July 30, 2010, the Bank consummated the LibertyBank Acquisition. At the acquisition date, management estimated the fair value of the acquired loan portfolio to be $197.6 million, which represents the expected cash flows from the portfolio discounted at a market-based rate and includes leases with a preliminary estimated fair value of $7.4 million. After detailed review by management and competent independent third parties, loans acquired in the LibertyBank Acquisition that were placed on nonaccrual status, designated as troubled debt restructurings prior to the acquisition, graded substandard or doubtful or exhibited other evidence of credit impairment since origination were grouped into 11 pools based on loan type, collateral and credit risk characteristics. The Company will account for these loans with specifically-identified credit deficiencies under ASC 310-30. The preliminary estimated fair value of purchased loans with specifically-identified credit deficiencies in the LibertyBank Acquisition was $40.7 million on the date of acquisition.

All remaining loans purchased in the LibertyBank Acquisition were grouped into 11 pools with common risk characteristics, including loan type and collateral. These loans were then evaluated to determine estimated fair value as of the acquisition date. Although no specific credit deficiencies are specifically identifiable, management believes there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the poor economic environment both nationally and locally as well as the unfavorable real estate market particularly in Oregon and the Pacific Northwest. In addition, these loans were acquired from a failed financial institution which implies poor, or at least questionable, underwriting. Based on management’s preliminary estimate of fair value, each of these pools was assigned a discount credit adjustment that reflects expected credit losses. The Company will apply ASC 310-30 accounting by analogy to these loans. Leases are excluded from the application of ASC 310-30.

In estimating the preliminary fair value, management calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the credit risk in the acquired loan and lease portfolio at the acquisition date.

In calculating expected cash flows, management made several assumptions regarding prepayments, collateral cash flows, the timing of defaults and the loss severity of defaults. Voluntary prepayment rates were applied to the principal balances. Other factors considered in determining the preliminary estimated fair value of acquired loans included loan level estimated cash flows, type of loan and related collateral, risk classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing and current discount rates.

The following table summarizes information regarding loans purchased in the LibertyBank Acquisition and accounted for under ASC 310-30:

July 30, 2010
(in thousands)

Face value of loans at acquisition	$259,140

Acquisition date estimate of future cash flows to be collected	$228,147
Less: Preliminary estimated fair value	190,189

Acquisition date estimate of accretable yield	$37,958

Acquisition date contractual cash flows	$346,336
Less: Acquisition date estimate of future cash flows to be collected	228,147

Acquisition date nonaccretable difference	$118,188

The following table details activity of accretable yield for the fiscal year ended September 30, 2010, in thousands of dollars:

Beginning balance of accretable yield, October 1, 2009	$ -
Changes in accretable yield due to:
Acquisition of loans	37,958
Accretable yield recognized as interest income	(2,795)

Ending balance of accretable yield, September 30, 2010	$ 35,163

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $20.6 million and $26.2 million at September 30, 2010 and 2009, which were purchased in the CFB Acquisition. Transfers from nonaccretable difference to accretable yield on loans purchased in the CFB Acquisition totaled $417,000 and $0 during the year ended September 30, 2010 and 2009, respectively.

The carrying amount of purchased credit impaired loans acquired in the CFB Acquisition totaled $21.9 million and $26.2 million at September 30, 2010 and 2009, respectively. At September 30, 2010,  purchased credit impaired loans acquired in the LibertyBank Acquisition totaled $179.6 million. A provision for loan losses has not been recorded on purchased credit impaired loans as impairment in excess of the original estimated losses has not occurred during the years ended September 30, 2010 and 2009, respectively.

Pursuant to the terms of the loss sharing agreements with the FDIC, the FDIC is obligated to reimburse the Company for a significant portion of losses on covered loans. See Note 2 for additional information on the loss sharing agreements. Covered loans totaled $266.0 million and $109.6 million at September 30, 2010 and 2009, respectively.

Note 6 – Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows:

	Year Ended September 30,
	2010	2009	2008
	(in thousands)

Beginning balance	$28,735	$4,579	$2,988
Provision for loan losses	10,300	16,085	2,431
Losses on loans charged-off	(14,707)	(8,978)	(864)
Recoveries on loans charged-off	314	238	24
Increase due to acquisition	--	16,811	--
Purchase accounting adjustment	(9,210)	--	--
Ending balance	$15,432	$28,735	$4,579

Statement of Financial Accounting Standards No. 141 permits an allocation period for the identification and valuation of assets and liabilities acquired in a business combination, usually lasting up to twelve months after the acquisition date. The identification and reclassification of loans subject to ASC 310-30 was also included in the allocation period review. During this allocation period, the Company identified additional loans purchased in the CFB Acquisition that were credit impaired on the date of acquisition resulting in a reclassification of the preliminary estimated losses from the allowance for loan losses to the net discount on estimated cash flows of credit impaired loans. Additionally, adjustments were made to the original preliminary loss estimates on loans that were not credit impaired on the date of acquisition. These adjustments and reclassifications of estimated losses resulted in the reduction of the allowance for loan losses of $9.2 million during the year ended September 30, 2010.

Note 7 –FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the twelve month period ended September 30, 2010, was as follows:

	Estimated Losses at Reimbursement Rate:		Gross Amount		Net
	80%	95%	Receivable	Discount	Receivable
	(in thousands)

Balance at September 30, 2009	$34,000	$4,405	$31,385	$(1,347)	$30,038
LibertyBank acquisition	75,167	-	60,134	(3,440)	56,694
Payments from FDIC for losses on covered assets	(28,500)	-	(22,800)	-	(22,800)
Adjustment for net reduction in estimated losses	-	(827)	(786)	-	(786)
Discount accretion	-	-	-	1,428	1,428
Balance at September 30, 2010	$80,667	$3,578	$67,933	$(3,359)	$64,574

For the Community First Bank acquisition, amounts receivable from the FDIC have been estimated at 80% of losses on covered assets (acquired loans and REO) up to $34.0 million. Reimbursable losses in excess of $34.0 million have been estimated at 95% of the amount recoverable from the FDIC.  For the LibertyBank acquisition, amounts receivable from the FDIC have been estimated at 80% of losses on all covered assets.

Note 8 - Property and Equipment

Property and equipment at September 30, 2010 and 2009 are summarized as follows:

	September 30,
	2010	2009
	(in thousands)

Land	$5,383	$5,159
Buildings and leasehold improvements	22,613	12,461
Construction in progress	137	4,760
Furniture and equipment	13,800	9,918
Automobiles	145	114
Total cost	42,078	32,412
Less accumulated depreciation and amortization	(14,123)	(11,950)
Net book value	$27,955	$20,462

Repairs and maintenance are charged against income as incurred; major remodels and improvements are capitalized. Depreciation and amortization charged against operations for the years ended September 30, 2010, 2009 and 2008, was $2.1 million, $1.7 million, and $1.7 million, respectively.

In October 2010, the Bank notified the FDIC of its intent to purchase the property of, or assume the leases, on all but two of the banking offices of LibertyBank under a purchase option available in the purchase and assumption agreement for the LibertyBank Acquisition. The purchase price for the land and buildings is estimated to be $10.7 million. Additionally the Bank agreed to purchase furniture and equipment in these banking offices at a purchase price of approximately $700,000.

Note 9 - Deposit Accounts

Deposit information by type and weighted average rates are summarized as follows:

	Rate	September 30, 2010	Rate	September 30, 2009
	(dollars in thousands)

Noninterest-bearing demand	--%	$138,300	--%	$68,155
Interest-bearing demand	0.26	203,554	0.56	78,393
Money market	0.48	180,454	1.00	76,408
Health savings accounts	0.52	22,240	0.91	21,248
Savings	0.42	69,079	0.65	41,757
		613,627		285,961

Certificates of deposit	0.00-0.99	59,356	0.00-0.99	9,906
	1.00-1.99	280,260	1.00-1.99	71,921
	2.00-2.99	168,664	2.00-2.99	68,327
	3.00-3.99	47,631	3.00-3.99	42,898
	4.00-4.99	15,259	4.00-4.99	27,389
	5.00-5.99	4,506	5.00-5.99	7,544
	6.00-8.99	358	6.00-8.99	912

Total certificates of deposit		576,035		228,897

Total deposits		$1,189,662		$514,858

Scheduled maturities of certificates of deposits are as follows during the fiscal years presented:

	September 30,
	2010	2009
	(in thousands)
Fiscal year ending September 30,
2010	$--	$161,969
2011	369,770	34,821
2012	122,306	12,982
2013	27,426	7,932
2014	12,649	10,976
2015	42,422	217
Thereafter	1,462	--
	$576,035	$228,897

At September 30, 2010 and 2009, certificates of deposits of $100,000 or greater were $228.1 million and $83.5 million, respectively.

Interest expense by type of deposit account is summarized as follows:

	Year Ended September 30,
	2010	2009	2008
	(dollars in thousands)

Savings deposits	$306	$236	$177
Demand and money market deposits	1,797	1,116	1,912
Certificates of deposit	5,099	5,724	8,596
Total	$7,202	$7,076	$10,685

Accrued interest on deposit accounts at September 30, 2010 and 2009, was $422,000 and $188,000 respectively.

Note 10 - Federal Home Loan Bank Advances and other borrowings

The Bank has the ability to borrow up to 40% of its total assets from the FHLB of Seattle, limited by available collateral. Advances are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB of Seattle, and certain residential mortgages and mortgage-backed securities. The outstanding balances on FHLB advances at September 30, 2010 and 2009 were $58.9 million and $82.9 million, respectively, with interest rates ranging from 2.22% to 5.26% as of September 30, 2010.

Other borrowings include securities sold under obligations to repurchase (“repurchase agreements”) that are originated directly with commercial and retail customers. These borrowings are collateralized with securities issued by U.S. Government sponsored enterprises. Repurchase agreements totaled $8.8 million and $1.8 million at September 30, 2010 and 2009, respectively and had an average rate of 1.46% at September 30, 2010.

The Bank’s borrowings consisted of the following during the years ended September 30, 2010 and 2009:

	2010	2009
	(in thousands)

Maximum outstanding at any month end	$85,000	$137,000
Average outstanding	79,000	112,000

Weighted average interest rates
For the period	3.98%	4.39%
At end of period	3.95	4.00

Scheduled maturities of the Company’s borrowings are as follows during the fiscal years presented:

	September 30,
	2010		2009
	Average Interest Rates	Amount	Average Interest Rates	Amount
	(dollars in thousands)
Fiscal Year:
2010	--%	$--	3.26%	$25,887
2011	3.30	16,816	4.20	12,050
2012	4.17	21,524	4.35	20,100
2013	4.09	26,282	4.30	23,700
2014	4.83	2,000	4.83	2,000
2015	4.83	1,000	4.83	1,000
Total		$67,622		$84,737

Included in the Bank’s borrowing capacity with the FHLB is a cash management advance account. The outstanding balance of this overnight borrowing included in the tables above was $0 and $4.9 million at September 30, 2010 and 2009, respectively.

Note 11 - Employee Retirement Plans

401(k) Plan.  The Company has a 401(k) retirement plan covering substantially all of its employees. Beginning on January 1, 2010, the Company matches 50% of employee contributions up to the employee’s first 6% contributed to the Plan.  Prior to this change, the Company matched 50% of employee contributions up to the employee’s first 10% contributed to the Plan.  For the years ended September 30, 2010, 2009, and 2008, total Company contributions were $291,000, $251,000, and $237,000, respectively.

Salary Continuation Plan. As a supplement to the 401(k) retirement plan, the Company has adopted a Salary Continuation Plan pursuant to agreements with certain executive officers of the Company and its subsidiaries. Under the Salary Continuation Plan, an executive will be entitled to a stated annual benefit for a period of 15 years (i) upon retirement from the Company after attaining age 65, or (ii) upon attaining age 65 if his or her employment had been previously terminated due to disability. In the event the executive dies while in active service, the Company shall pay the beneficiary the normal retirement projected benefit for a period of 15 years commencing with the month following the executive’s death. At September 30, 2010, this death benefit contingency totaled $5.5 million and is not reported on the consolidated balance sheet.  In the event the executive dies after age 65, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. Upon termination of employment, the annual benefit amount is 50% of the officer’s average final 36 months base salary. Benefits under the Plan vest over ten years. Upon early retirement, the Company shall pay the executive the vested accrual balance as of the end of the month prior to the early retirement date. The Company will pay the early retirement benefit in 180 equal installments.

The accrued liability for the salary continuation plan was $2.4 million and $2.3 million at September 30, 2010 and 2009, respectively. The amounts recognized in compensation expense were $265,000, $141,000 and $389,000 for the years ended September 30, 2010, 2009 and 2008, respectively.

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

The Company accrues annual interest on the unfunded liability under the plan based upon a formula relating to the change in retained earnings of the Bank, which amounted to 0%, 11.56%, and 5.79% for the years ended September 30, 2010, 2009 and 2008, respectively. The accrued liability for the deferred incentive compensation agreements was $2.5 million and $2.4 million at September 30, 2010 and 2009, respectively. The amounts recognized in compensation expense were $141,000, $152,000, and $189,000 for the years ended September 30, 2010, 2009, and 2008, respectively.

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

The accrued liability for the director retirement plans was $609,000 and $588,000 at September 30, 2010 and 2009, respectively. The amounts recognized in compensation expense were $63,000, $53,000, and $84,000 for the years ended September 30, 2010, 2009, and 2008, respectively.

The Company’s deferred compensation agreements and supplemental executive retirement plans are unfunded plans and have no plan assets. The following table reconciles the accumulated liability for the benefit obligation of these contracts. The benefit obligation represents the net present value of future payments to individuals under the agreements.

	Year ended September 30,
	2010	2009
	(in thousands)
Beginning balance	$5,260	$5,191
Benefit expense	458	333
Director fee deferrals	55	54
Benefit payments	(269)	(331)
Ending Balance	$5,504	$5,247

Note 12 - Stock-Based Compensation

At September 30, 2010, the Company maintained multiple long-term stock-based benefit plans that enable the Company to grant stock options, stock appreciation rights and restricted stock awards to employees and directors. The plans include the 2005 Stock Option Plan, the 2005 Recognition and Retention Plan, and the 2008 Equity Incentive Plan. The plans were approved by shareholders in 2005 and 2009.

Restricted Stock Awards. The Company grants restricted stock awards to promote the long-term interests of the Company and its stockholders by providing restricted stock as a means for attracting and retaining directors and key employees. The maximum number of restricted shares that may be awarded under the plans is 692,143. The fair value of restricted stock awards are accrued ratably as compensation expense over the vesting period of the award. The amounts recognized in compensation expense were $831,000, $703,000, and $657,000 for the years ended September 30, 2010, 2009, and 2008 respectively. The Company has an aggregate of 258,292 restricted shares available for future issuance.

Restricted stock activity is summarized in the following table:

	Number of Shares	Weighted Average Fair Value at Date of Grant

Nonvested at September 30, 2007	210,763	$11.44
Vested	(56,471)	11.40
Granted	30,858	11.98
Nonvested at September 30, 2008	185,150	11.54
Vested	(53,188)	11.39
Granted	183,000	9.39
Forfeited	(23,884)	11.42

Nonvested at September 30, 2009	291,078	10.23
Vested	(74,229)	10.58
Granted	5,000	14.01
Forfeited	(30,607)	9.50
Nonvested at September 30, 2010	191,242	$10.31

Stock Option Awards. The Company grants stock options to promote the long-term interests of the Company and its stockholders by providing an incentive to directors and key employees who contribute to the operating success of the Company. The maximum number of stock options and stock appreciation rights that may be issued under the plans is 1,730,356. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant. The options typically vest over five years and expire ten years from the date of grant. The Company has an aggregate of 655,570 stock options available for future issuance.

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

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Forfeiture Rate	Expected Dividend Yield

Options granted in 2008	3.85%	7.50	25.41%	--	2.02%
Options granted in 2009	2.48	7.50	34.04	--	2.01
Options granted in 2010	2.90	7.50	34.76	--	2.00

Stock option activity is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at September 30, 2007	628,467	$11.65	$2.29
Granted	83,875	11.28	3.11
Forfeited	(13,546)	10.74	1.83
Exercised	(56,420)	10.76	1.85
Outstanding at September 30, 2008	642,376	11.71	2.44
Granted	456,998	9.39	2.99
Forfeited	(120,148)	10.81	1.91
Exercised	(32,862)	10.74	1.83
Outstanding at September 30, 2009	946,364	10.72	2.79
Granted	45,000	13.20	4.40
Forfeited	(85,440)	9.52	2.91
Exercised	(15,000)	10.74	1.83

Outstanding at September 30, 2010	890,924	$10.96	$2.87

Options outstanding at September 30, 2010, were as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$9.07 -9.39	8.6	388,598	$9.39	$1,080,494	78,200	$9.39	$217,587
10.09 -10.74	4.9	191,074	10.70	280,743	191,074	10.70	280,743
11.05 -11.31	6.4	59,080	11.20	57,254	37,264	11.24	34,603
12.27 -12.76	8.2	39,153	12.52	--	7,661	12.76	--
13.32 -13.93	6.4	184,619	13.47	--	142,595	13.39	--
15.34	6.2	28,400	15.34	--	17,040	15.34	--
		890,924		$1,418,491	473,834		$532,933

Cash proceeds received from the exercise of stock options were $161,000 and $353,000 for the years ended September 30, 2010 and 2009 respectively. The total intrinsic value of stock options exercised were $50,000 and $6,000 for the years ended September 30, 2010 and 2009 respectively. The amounts recognized in compensation expense were $449,000, $385,000, and $366,000 for the years ended September 30, 2010, 2009, and 2008 respectively. Tax benefits related to stock option exercises were $8,000, $5,000 and $43,000 for the years ended September 30, 2010, 2009 and 2008 respectively. It is the Company’s general policy to issue new shares for the exercise of stock options.

As of September 30, 2010, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested was as follows:

	Stock Options	Restricted Stock	Total Awards
	(in thousands)
2011	$385	$389	$774
2012	308	322	630
2013	287	315	602
2014	176	185	361
2015	17	7	24
Total	$1,173	$1,218	$2,391

Note 13 - Employee Stock Ownership Plan

In connection with the minority stock offering in 2004, the Company established an ESOP for the benefit of its employees. The ESOP covers all employees with at least one year and 1000 hours of service. Shares are released for allocation at the discretion of the Board of Directors. In 2004, the Company issued 566,137 shares of common stock to the ESOP in exchange for a ten-year note of approximately $5.0 million. These shares are expected to be released over a ten-year period. In 2007, the ESOP acquired an additional 816,000 shares of the Company’s common stock in exchange for a fifteen-year note of approximately $8.2 million. These shares are expected to be released over a fifteen-year period. As shares are released from collateral, the Company will report compensation expense equal to the average market price of the shares.  ESOP compensation expense included in salaries and benefits was $1.5 million, $969,000, and $1.2 million for the years ended September 30, 2010, 2009, and 2008, respectively. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce principal or interest on the ESOP loan.

ESOP share activity is summarized in the following table:

	Unallocated ESOP Shares	Fair Value of Unallocated Shares	Allocated and Released Shares	Total ESOP shares
Balance at September 30, 2007	396,295	$4,643,200	169,842	566,137
ESOP shares issued in December 2007	816,000		--	816,000
Allocation on September 30, 2008	(97,414)		97,414	--
Balance at September 30, 2008	1,114,881	14,214,733	267,256	1,382,137
Allocation on September 30, 2009	(111,014)		111,014	--
Balance at September 30, 2009	1,003,867	11,464,161	378,270	1,382,137
Allocation on September 30, 2010	(111,014)		111,014	--

Balance at September 30, 2010	892,853	$10,866,021	489,284	1,382,137

From the inception of the ESOP through September 30, 2010, 79,497 shares have been taken out of the ESOP via distributions to former employees.  At September 30, 2010, a total of 1,302,640 shares remained in the ESOP, excluding shares purchased by the plan through dividends on ESOP shares. Contributions to the plan totaled $1.2 million, $1.2 million and $978,000 during the years ended September 30, 2010, 2009 and 2008, respectively.

Note 14 – Commitments and Contingencies

Lease commitments:
The Company has entered into noncancelable operating leases for land and buildings that require future minimum rental payments in excess of one year as of September 30, 2010. Certain lease payments may be adjusted periodically in accordance with changes in the Consumer Price Index.

At September 30, 2010, the Bank was leasing seventeen banking offices from the FDIC in connection with the LibertyBank Acquisition. Under the purchase and assumption agreement for the LibertyBank Acquisition, the Bank had a 90-day option to purchase banking offices and assume leased facilities. In October 2010, the Bank informed the FDIC that the Bank intended to assume the leases on 5 of the banking offices, to purchase 10 banking offices and to close two other branches by January 26, 2011. The annualized payments on the leases to be assumed by the Bank are included in the table below. See Note 7 for information on facilities to be purchased.

The estimated future minimum annual rental payments, exclusive of taxes and other charges, are summarized as follows:
Year ending September 30,
(in thousands)
2011	$374
2012	202
2013	322
2014	116
2015	116
Thereafter	3,864
Total	$4,994

Total rent expense for the years ended September 30, 2010, 2009, and 2008, was $897,000, $501,000, and $509,000, respectively.

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

At September 30, 2010 and 2009, commitments to extend credit were as follows:

	September 30,
	2010	2009
	(in thousands)

Commitments to originate loans:
Fixed rate	$3,077	$2,824
Adjustable rate	3,255	4,949
Undisbursed balance of loans closed	20,308	5,252
Unused lines of credit	39,301	46,184
Commercial letters of credit	920	--
	$66,861	$59,209

Most of the Bank’s business activity is with customers located in the States of Idaho and Oregon. Loans to one borrower are generally limited, by federal banking regulation, to 15% of the Bank's regulatory capital. As of September 30, 2010 and 2009, the Bank had no individual industry concentrations of credit risk.

 In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. These representations and warranties are most applicable to the residential mortgages sold in the secondary market.  At September 30, 2010, the Bank had a reserve for this contingency of $592,000.

Note 15 - Related Party Transactions

In the normal course of business, the Company makes loans to its executive officers, directors and companies affiliated with these individuals.

An analysis of activity with respect to loans receivable from directors, executive officers and their affiliates is as follows:

	September 30,
	2010	2009
	(in thousands)

Beginning balance	$--	$60
Principal advances	10	--
Principal repayments	(10)	--
Other changes	--	(60)
Balance, end of year	$--	$--

“Other changes” in the table above for fiscal year 2009 refers to a loan to an officer who retired during the year.

The Company also accepts deposits from its executive officers, directors, and affiliated companies. The aggregate dollar amounts of these deposits were $2.4 million and $888,000 at September 2010 and 2009, respectively.

Note 16 - Capital Requirements

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (“OTS”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes as of September 30, 2010, the Company and the Bank met all capital adequacy requirements to which it is subject.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As of September 2010, the Bank meets all of the capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year end 2010 and 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual and required minimum capital amounts and ratios of the Bank are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2010:
Total risk-based capital	$150,270	28.88%	$41,632	≥ 8.0%	$52,040	≥ 10.0%
Tier 1 risk-based capital	143,679	27.61	20,816	≥ 4.0	31,224	≥ 6.0
Tier 1 (core) capital	143,775	10.12	56,801	≥ 4.0	71,001	≥ 5.0

September 30, 2009:
Total risk-based capital	$155,976	34.89%	$35,768	≥ 8.0%	$44,709	≥ 10.0%
Tier 1 risk-based capital	150,112	33.57	17,884	≥ 4.0	26,826	≥ 6.0
Tier 1 (core) capital	150,235	19.61	30,641	≥ 4.0	38,302	≥ 5.0

The following table is a reconciliation of the Bank’s capital, calculated according to generally accepted accounting principles, to total Tier 1 capital:

	September 30,
	2010	2009
	(in thousands)

Equity	$151,187	$153,525
Intangible assets	(3,971)	--
Other comprehensive income – unrealized gain on securities	(3,441)	(3,290)

Total Tier 1 capital	$143,775	$150,235

OTS regulations place certain restrictions on dividends paid by the Bank to the Company. Generally, savings associations, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. This evaluation is made for the Bank on a calendar year basis. Based on this calculation the Bank currently has $356,000 plus any retained profits for the period from October 1, 2010, through December 31, 2010, available to pay dividends to the Company through the end of the calendar year without prior regulatory approval. Savings associations proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution.

Note 17 - Income Taxes

The extraordinary gain realized from the CFB Acquisition during the year ended September 30, 2010, is presented on the consolidated statement of income net of applicable state and federal income taxes. The following table presents income tax expense (benefit) included in the consolidated statement of income for the years ended September 30, 2010 and 2009:

	2010	2009
	(in thousands)

Income tax benefit from loss on continuing operations	$(2,889)	$(4,750)
Income tax expense attributable to extraordinary gain	195	9,756

Total income tax expense (benefit) included in the consolidated statement of income	$(2,694)	$5,006

Income tax expense (benefit) consisted of the following:

	Year Ended September 30,
	2010	2009	2008
	(in thousands)
Current
Federal	$605	$1,005	$3,004
State	72	214	334
Deferred
Federal	(2,722)	3,306	(873)
State	(649)	481	(202)
Income tax expense (benefit)	$(2,694)	$5,006	$2,263

Income tax expense differs from that computed at the statutory corporate tax rate as follows:

	Year Ended September 30,
	2010	2009	2008
	(in thousands)

Federal income tax at statutory rates	$(2,477)	$(4,032)	$2,131
State income taxes, net of federal benefit	(381)	624	275
Federal income tax component of extraordinary gain on FDIC transaction	170	8,516	--
Effect of permanent differences	(6)	(102)	(143)
Income tax expense (benefit)	$(2,694)	$5,006	$2,263

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	September 30,
	2010	2009
	(in thousands)
Deferred tax asset:
Deferred compensation	$2,175	$2,079
Allowance for loan losses	6,241	11,419
Equity compensation	729	577
Accrued expenses	254	180
REO adjustments	832	490
Acquisition intangibles	7,713	--
Other	739	564
Total deferred tax asset	18,683	15,309
Deferred tax liability:
Fixed asset basis	(404)	(313)
Deferred loan costs	(478)	(334)
Prepaid expenses	(192)	(143)
FHLB stock dividends	(1,835)	(1,835)
Purchase accounting adjustments	(10,494)	(9,801)
Deferred tax gain on purchase price allocation	(4,808)	(5,817)
Unrealized gain on securities available for sale	(2,632)	(2,621)
Other	(51)	(16)
Total deferred tax liability	(20,894)	(20,880)
Net deferred tax liability	$(2,211)	$(5,571)

Included in retained earnings at September 30, 2010 and 2009 is approximately $2.1 million in bad debt reserves for which no deferred income tax liability has been recorded.  This amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred liability on this amount was approximately $818,000 at September 30, 2010 and 2009.

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

At September 30, 2010 and September 30, 2009, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

The Company, the Bank and the Bank's subsidiaries are subject to U.S. federal income tax as well as an income tax in the states of Idaho and Oregon and various other state jurisdictions. The Company and the Bank are no longer subject to examination by taxing authorities for years before September 30, 2007.

Note 18 – Earnings Per Share

Effective October 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The Company has determined that its outstanding non-vested stock awards are participating securities.  Accordingly, effective October 1, 2009, earnings per common share is computed using the two-class method prescribed under FASB ASC Topic 260.  All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method. The impact of adopting this new method of computing earnings per share decreased basic and diluted earnings per common share after extraordinary item from $0.52 to $0.51 for 2009 and decreased all per share information for 2008 from $0.25 to $0.24.

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

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated:

	For the Year Ended September 30,
(in thousands, except share and per share data)	2010	2009	2008

Net income (loss)	$(4,091)	$8,126	$4,005
Net income (loss) allocated to participating securities	(63)	106	(23)
Net income (loss) allocated to common shareholders	(4,028)	8,020	3,956
Extraordinary gain, net of taxes	305	15,291	--
Net income (loss) allocated to common shareholders before extraordinary gain	$(4,333)	$(7,271)	$4,028

Weighted average common shares outstanding, including shares considered participating securities	15,755,008	15,889,364	16,431,157
Less: Average participating securities	(241,158)	(238,114)	(197,957)
Weighted average shares	15,513,850	15,651,250	16,233,200

Net effect of dilutive restricted stock	-	-	19,547

Weighted average shares and common stock equivalents	15,513,850	15,651,250	16,252,747

Basic earnings (loss) per common share before extraordinary item	$(0.28)	$(0.46)	$0.24

Extraordinary gain per common share	0.02	0.97	--

Basic earnings (loss) per common share	(0.26)	0.51	0.24
Diluted earnings (loss) per common share before extraordinary item	(0.28)	(0.46)	0.24

Diluted earnings (loss) per common share	(0.26)	0.51	0.24

Options excluded from the calculation due to their anti-dilutive effect on EPS	890,924	946,364	642,376

Note 19 - Parent Only Financial Information

Home Federal Bancorp was formed to serve as the stock holding company for the Bank. The following are the condensed financial statements for Home Federal Bancorp (parent company only):

HOME FEDERAL BANCORP, INC. PARENT-ONLY BALANCE SHEETS (In thousands)	September 30, 2010	September 30, 2009

ASSETS
Cash and amounts due from depository institutions	$36,173	$31,285
Mortgage-backed securities available for sale, at fair value	17,005	23,892
Investment in the Bank	151,187	153,525
Other assets	1,070	1,550
TOTAL ASSETS	$205,435	$210,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$347	$587
Stockholder’s equity	205,088	209,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,435	$210,252

HOME FEDERAL BANCORP, INC. PARENT-ONLY STATEMENTS OF INCOME (In thousands)	Year Ended September 30, 2010	Year Ended September 30, 2009	Year Ended September 30, 2008

Income:
Cash dividends from bank	$--	$5,500	$--
Investment interest	--	34	526
Mortgage-backed security interest	1,100	1,344	1,220
Other income	--	127	347
Total income	1,100	7,005	2,093
Expense:
Professional services	208	260	124
Other	470	332	1,443
Total expense	678	592	1,567

Income before income taxes and equity in undistributed earnings of the Bank	422	6,413	526
Income tax expense	155	346	100
INCOME OF PARENT COMPANY	267	6,067	426
Equity in undistributed earnings (loss) of the Bank	(4,358)	2,059	3,579
NET INCOME (LOSS)	$(4,091)	$8,126	$4,005

HOME FEDERAL BANCORP, INC. PARENT-ONLY STATEMENTS OF CASH FLOWS (In thousands)	Year Ended September 30,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,091)	$8,126	$4,005
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in undistributed earnings of the Bank	4,358	(2,059)	(3,579)
Net amortization of premiums on investments	22	34	29
ESOP shares committed to be released	912	870	1,090
Net loss on sale of investment securities	--	165	--
Change in assets and liabilities:
Other assets	480	(970)	(20)
Other liabilities	(159)	141	(41)
Net cash provided by operating activities	1,522	6,307	1,484
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and maturity of mortgage-backed securities available for sale	6,655	11,083	4,715
Purchase of mortgage-backed securities available for sale	--	--	(22,123)
Maturity of (investment in) certificate of deposit	--	5,000	(5,000)
Loan originations and principal collections, net	--	188	4
Net cash provided (used) by investing activities	6,655	16,271	(22,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,450)	(3,456)	(2,987)
Repurchase of common stock	--	(7,897)	--
Investment in subsidiary	--	--	(48,345)
Net proceeds from stock issuance and exchange pursuant to second step conversion	--	--	87,849
Proceeds from exercise of stock options	161	353	606
Net cash (used) provided by financing activities	(3,289)	(11,000)	37,123
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,888	11,578	16,203
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,285	19,707	3,504
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,173	$31,285	$19,707

Note 20 – Selected Quarterly Financial Data (unaudited)
(In thousands, except share data)

	Quarter Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010

Interest and dividend income	$8,886	$8,738	$8,501	$11,409
Interest expense	2,505	2,436	2,573	2,841
Net interest income	6,381	6,302	5,928	8,568
Provision for loan losses	700	2,375	3,300	3,925
Non-interest income	2,875	2,469	2,896	8,439
Non-interest expense	9,083	9,560	8,668	13,532
Income (loss) before income taxes	(527)	(3,164)	(3,144)	(450)
Income tax expense (benefit)	(218)	(1,233)	(1,203)	(235)
Net income (loss) before extraordinary item	(309)	(1,931)	(1,941)	(215)
Extraordinary gain, net of tax	--	305	--	--
Net income (loss)	$(309)	$(1,626)	$(1,941)	$(215)
Basic EPS before extraordinary item(1)	$(0.02)	$(0.12)	$(0.12)	$(0.01)
Basic EPS of extraordinary item(1)	--	(0.02)	--	--
Basic EPS after extraordinary item(1)	(0.02)	(0.10)	(0.12)	(0.01)

Diluted EPS before extraordinary item(1)	(0.02)	(0.12)	(0.12)	(0.01)
Diluted EPS of extraordinary item(1)	--	(0.02)	--	--
Diluted EPS after extraordinary item(1)	(0.02)	(0.10)	(0.12)	(0.01)

	Quarter Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Interest and dividend income	$9,328	$8,930	$8,410	$9,159
Interest expense	3,583	2,970	2,697	2,727
Net interest income	5,745	5,960	5,713	6,432
Provision for loan losses	3,575	1,060	3,450	8,000
Non-interest income	2,461	2,345	2,611	1,874
Non-interest expense	6,034	6,571	7,014	9,352
Income (loss) before income taxes	(1,403)	674	(2,140)	(9,046)
Income tax expense (benefit)	(602)	198	(894)	(3,452)
Net income (loss) before extraordinary item	(801)	476	(1,246)	(5,594)
Extraordinary gain, net of tax	--	--	--	15,291
Net income	$(801)	$476	$(1,246)	$9,697

Basic EPS before extraordinary item(1)	$(0.05)	$0.03	$(0.08)	$(0.36)
Basic EPS of extraordinary item(1)	--	--	--	0.98
Basic EPS after extraordinary item(1)	(0.05)	0.03	(0.08)	0.62

Diluted EPS before extraordinary item(1)	(0.05)	0.03	(0.08)	(0.36)
Diluted EPS of extraordinary item(1)	--	--	--	0.98
Diluted EPS after extraordinary item(1)	(0.05)	0.03	(0.08)	0.62
_________________
(1) The sum of quarterly earnings per share may vary from annual earnings per share due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 18, 2009, the Audit Committee of the Board of Directors of the company notified Moss Adams LLP of its decision not to renew the engagement of Moss Adams LLP to serve as the Company's independent registered public accounting firm. The decision to change certifying accountants was approved by the Audit Committee of the Board of Directors, which subsequently advised the Board of Directors of its decision, on December 15, 2009.

During the fiscal year ended September 30, 2009, and the subsequent interim period through December 18, 2009, there were no: (1) disagreements with Moss Adams LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)). Moss Adams LLP issued an unqualified opinion on the Company’s financial statements as of September 30, 2009, and for the year then ended.

On December 15, 2009, the Audit Committee engaged the firm of Crowe Horwath LLP as independent certified public accountants of the Company and its subsidiaries for the fiscal year ending September 30, 2010. During the fiscal year ended September 30, 2010, there were no disagreements with Crowe Horwath LLP and Crowe Horwath LLP issued an unqualified opinion on the Company’s financial statements as of September 30, 2010, and for the year then ended.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect as of September 30, 2010, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

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

Changes in Internal Controls:  The LibertyBank Acquisition on July 30, 2010, is expected to have a material effect on our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act). Management believes the most significant impact on our internal control over financial reporting due to the LibertyBank Acquisition relates to accounting procedures for the valuation and estimation of cash flows on purchased credit impaired loans and the FDIC indemnification asset. A number of internal control procedures were, modified during the quarter in conjunction with the Bank's internal control testing and the acquisition of LibertyBank, as described in Note 2 to the financial statements in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2010 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The information contained in the Company’s Proxy Statement for the 2011 Annual Meeting under the sections captioned “Proposal 1 – Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” are incorporated herein by reference.

EXECUTIVE OFFICERS

See the information under the section captioned “Executive Officers of the Registrant” under “Part I - Item 1. Business” in this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained in the Company’s Proxy Statement for the 2011 Annual Meeting under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The information contained in the Company’s Proxy Statement for the 2011 Annual Meeting under the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters” is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained in the Company’s Proxy Statement for the 2011 Annual Meeting under the section captioned “Directors’ Compensation” and “Executive Compensation” are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2005 Stock Option Plan	502,926	$12.18	159,792
2005 Recognition and Retention Plan	--	--	60,782
2008 Stock Equity Incentive Plan(1)	387,998	9.39	693,288
Equity compensation plans not approved by security holders: None	--	--	--
Total	890,924	$10.96	913,862
_______________
(1)	Includes 495,778 stock options and 197,510 shares of restricted stock in column (c).

The information contained in the Company’s Proxy Statement for the 2011 Annual Meeting under the section captioned ”Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s Proxy Statement for the 2011 Annual Meeting under the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters” are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the Company’s Proxy Statement for the 2011 Annual Meeting under the sections captioned “Proposal 2 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” are incorporated herein by reference.

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

(c)	Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction (1)
2.2	Purchase and Assumption Agreement for LibertyBank Transaction (11)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (2)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams(8)
10.2	Amended Severance Agreement with Eric S. Nadeau(8)
10.3	Amended Severance Agreement with Steven D. Emerson(8)
10.4	Severance Agreement with R. Shane Correa*
10.5	Severance Agreement with Cindy L. Bateman*
10.6	Form of Home Federal Bank Employee Severance Compensation Plan (3)
10.7	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.8	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.9
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (2)

10.10	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (2)
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Len E. Williams(8)
10.12	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Eric S. Nadeau(8)
10.13	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Steven D. Emerson(8)
10.14	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with R. Shane Correa*
10.15	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (4)
10.16	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (4)
10.17	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (5)
10.18	Transition Agreement with Daniel L. Stevens (6)
10.19	2008 Equity Incentive Plan (7)
11	Statement regarding computation of per share earnings (9)
14	Code of Ethics (10)
21	Subsidiaries of the Registrant *
23.1	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP *
23.2	Consent of Independent Registered Public Accounting Firm Moss Adams LLP*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

                ______________________
*	Filed herewith
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2009.
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-146289)
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
(9)	Reference is made to Note 18 – Earnings Per Share in the Selected Notes to Consolidated Financial Statements under Item 8 herein
(10)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at.www.myhomefed.com/ir
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

HOME FEDERAL BANCORP, INC.

Date: December 14, 2010	/s/ Len E. Williams
Len E. Williams
President and
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Len E. Williams	President, Chief Executive Officer	December 14, 2010
Len E. Williams	and Director
(Principal Executive Officer)

/s/ Eric S. Nadeau	Chief Financial Officer	December 14, 2010
Eric S. Nadeau	(Principal Financial and Accounting Officer)

/s/ Brad Little	Director	December 14, 2010
Brad Little

/s/ Charles Hedemark	Director	December 14, 2010
N. Charles Hedemark

/s/ Richard J. Navarro	Director	December 14, 2010
Richard J. Navarro

/s/ James R. Stamey	Director	December 14, 2010
James R. Stamey

_	Director	December __, 2010
Robert A. Tinstman

/s/ Daniel L. Stevens	Chairman	December 14, 2010
Daniel L. Stevens

EXHIBIT INDEX

10.4	Severance Agreement with R. Shane Correa
10.5	Severance Agreement with Cindy L. Bateman
10.14	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with R. Shane Correa
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP
23.2	Consent of Independent Registered Public Accounting Firm Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act