Form 10-Q
period 2010-12-31
Home Federal Bancorp, Inc.
filed 2011-02-09
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33795

HOME FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	68-0666697
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

500 12th Avenue South, Nampa, Idaho	83651
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(208) 466-4634

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 16,764,313 shares outstanding as of February 9, 2011.

HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4. CONTROLS AND PROCEDURES	32

ITEM 1. LEGAL PROCEEDINGS	33

ITEM 1A. RISK FACTORS	33

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	33

ITEM 4. REMOVED AND RESERVED	33

ITEM 5. OTHER INFORMATION	33

SIGNATURES	35

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)
	December 31, 2010	September 30, 2010
ASSETS
Cash and equivalents	$212,246	$416,426
Investments available for sale, at fair value	426,192	275,180
Loans and leases receivable, net of allowance for loan and lease losses of $15,409 and $15,432	573,400	621,011
Loans held for sale	3,263	5,135
Accrued interest receivable	2,905	2,694
FDIC indemnification receivable, net	69,546	64,574
Bank owned life insurance	12,542	12,437
Real estate and other property owned	25,147	30,481
FHLB stock, at cost	17,717	17,717
Core deposit intangible	3,776	3,971
Property and equipment, net	28,209	27,955
Other assets	5,711	5,280
TOTAL ASSETS	$1,380,654	$1,482,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$134,652	$138,300
Interest-bearing demand	231,590	225,794
Money market	172,657	180,454
Savings	74,681	69,079
Certificates	492,032	576,035
Total deposit accounts	1,105,612	1,189,662

Advances by borrowers for taxes and insurance	539	4,658
Interest payable	578	631
FHLB advances and other borrowings	60,368	67,622
Deferred compensation	5,656	5,583
Deferred income tax liability, net	866	2,211
Other liabilities	5,537	7,406
Total liabilities	1,179,156	1,277,773

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized;
issued and outstanding, none	-	-
Common stock, $.01 par value; 90,000,000 authorized;
issued and outstanding:	167	167
Dec. 31, 2010 - 17,478,171 issued; 16,710,025 outstanding
Sept. 30, 2010 - 17,460,311 issued, 16,687,561 outstanding
Additional paid-in capital	153,139	152,682
Retained earnings	54,741	56,942
Unearned shares issued to employee stock ownership plan	(8,396)	(8,657)
Accumulated other comprehensive income	1,847	3,954
Total stockholders’ equity	201,498	205,088
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,380,654	$1,482,861

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (Unaudited)
	For the Three Months Ended
	December 31, 2010	December 31, 2009
Interest and dividend income:
Loans and leases	$9,347	$7,103
Investment securities	1,684	1,756
Other interest and dividends	213	27
Total interest and dividend income	11,244	8,886

Interest expense:
Deposits	2,266	1,674
FHLB advances and other borrowings	664	831
Total interest expense	2,930	2,505
Net interest income	8,314	6,381
Provision for loan losses	3,000	700
Net interest income after provision for loan losses	5,314	5,681

Noninterest income:
Service charges and fees	2,459	2,264
Gain on sale of loans	348	183
Increase in cash surrender value of life insurance	105	107
FDIC indemnification recovery	1,996	-
Other	1,395	321
Total noninterest income	6,303	2,875

Noninterest expense:
Compensation and benefits	7,094	4,617
Occupancy and equipment	1,845	1,064
Data processing	1,177	800
Advertising	213	260
Postage and supplies	254	166
Professional services	718	479
Insurance and taxes	1,049	558
Amortization of intangibles	195	-
Provision for real estate owned	675	801
Other	599	338
Total noninterest expense	13,819	9,083
Loss before income taxes	(2,202)	(527)
Income tax benefit	(871)	(218)
Net loss	$(1,331)	$(309)

Loss per common share:
Basic	$(0.08)	$(0.02)
Diluted	(0.08)	(0.02)
Weighted average number of shares outstanding:
Basic	15,663,436	15,447,705
Diluted	15,663,436	15,447,705

Dividends declared per share:	$0.055	$0.055

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data) (Unaudited)
	Common Stock		Additional	Retained	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Earnings	(“ESOP”)	Income (Loss)	Total
Balance at September 30, 2009	16,698,168	$167	$150,782	$64,483	$(9,699)	$3,932	$209,665
Restricted stock forfeited, net of new issuance	(25,607)	-	-				-
ESOP shares committed to be released			444		1,042		1,486
Exercise of stock options	15,000		161				161
Share-based compensation			1,279				1,279
Tax adjustment from equity compensation plans			16				16
Dividends paid ($0.220 per share)				(3,450)			(3,450)

Comprehensive income (loss):
Loss before extraordinary item				(4,396)			(4,396)
Extraordinary gain, net of tax				305			305
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes of $(49)						82	82
Adjustment for realized gains, net of taxes of $38						(60)	(60)
Comprehensive income							(4,069)

Balance at September 30, 2010	16,687,561	167	152,682	56,942	(8,657)	3,954	205,088
Shares issued, net of forfeitures	4,604	-					-
ESOP shares committed to be released			75		261		336
Exercise of stock options	17,860		186				186
Share-based compensation			196				196
Dividends paid ($0.055 per share)				(870)			(870)

Comprehensive income:
Net loss				(1,331)			(1,331)
Other comprehensive income:
Change in unrealized holding gain on securities available for sale, net of taxes of ($822)						(2,107)	(2,107)

Comprehensive loss							(3,438)

Balance at December 31, 2010	16,710,025	$167	$153,139	$54,741	$(8,396)	$1,847	$201,498

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Three Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,331)	$(309)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	636	501
Amortization of core deposit intangible	195	-
Accretion of FDIC indemnification receivable	(922)	(160)
Net amortization of premiums and discounts on investments	1,337	87
(Gain) Loss on sale of fixed assets and repossessed assets	(332)	61
ESOP shares committed to be released	336	335
Share-based compensation	196	355
Provision for loan losses	3,000	700
Provision for losses on real estate and other property owned	675	801
Accrued deferred compensation expense, net	73	48
Net deferred loan fees	(250)	12
Deferred income tax benefit	-	(130)
Net gain on sale of loans	(348)	(183)
Proceeds from sale of loans held for sale	13,356	8,316
Originations of loans held for sale	(11,136)	(9,279)
Increase in cash surrender value of bank owned life insurance	(105)	(107)
Change in assets and liabilities:
Interest receivable	(211)	251
Other assets	(3,380)	(2,030)
Interest payable	(53)	(18)
Other liabilities	(1,868)	(3,049)
Net cash used by operating activities	(132)	(3,798)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of mortgage-backed securities available for sale	22,304	9,859
Purchase of securities available for sale	(186,860)	(4,368)
Proceeds from maturities and calls of securities available for sale	8,755	-
Reimbursement of loan losses under loss share agreement	-	9,406
Purchases of property and equipment	(887)	(5,867)
Net decrease in loans	41,301	10,292
Proceeds from sale of fixed assets and real estate and other property owned	7,446	4,582
Net cash provided (used) by investing activities	(107,941)	23,904

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(84,050)	7,593
Net decrease in advances by borrowers for taxes and insurance	(4,119)	(472)
Repayment of FHLB advances	(6,604)	(7,850)
Net proceeds from (repayments of) other borrowings	(650)	4
Proceeds from exercise of stock options	186	-
Dividends paid	(870)	(863)
Net cash used by financing activities	(96,107)	(1,588)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(204,180)	18,518
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	416,426	49,953
CASH AND CASH EQUIVALENTS, END OF PERIOD	$212,246	$68,471

(Continued)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Three months Ended December 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,983	$2,523
Taxes	(49)	(700)

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$4,667	$2,270
Fair value adjustment to securities available for sale, net of taxes	(2,107)	(869)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”), which is headquartered in Nampa, Idaho. The financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three month period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

Certain information and note disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 (“2010 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on December 14, 2010.

Certain reclassifications have been made to prior year’s financial statements in order to conform to the current year presentation. The reclassifications had no effect on previously reported net income or equity.

Note 2 - Critical Accounting Estimates and Related Accounting Policies

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements, and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan losses, acquired loans, the indemnification receivable due from the Federal Deposit Insurance Corporation (“FDIC”), deferred income taxes and valuation of real estate owned to be critical accounting estimates.

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

The allowance for loan losses is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries. Provisions for losses on covered loans are recorded gross of recoverable amounts from the FDIC under the loss sharing agreements. The recoverable portion of the provision for loan losses on covered loans is recorded in noninterest income.

Acquired Loans. On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to assume the deposits and certain assets and liabilities of Community First Bank, a full-service commercial bank headquartered in Prineville, Oregon (“CFB Acquisition”). Under the loss sharing agreements, the FDIC has agreed to reimburse Home Federal Bank for 80% of losses up to $34.0 million, and 95% of losses that exceed that amount. Loans acquired in the CFB Acquisition were valued as of the acquisition date in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, which has since been superseded by Accounting Standards Codification Topic (“ASC”) 805 [formerly SFAS No. 141(R)]. The Company was not permitted to adopt ASC 805 prior to its effective date, which was October 1, 2009. ASC 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans purchased in the CFB Acquisition that were accounted for under ASC 310-30, management determined the value of the loan portfolio based on work provided by an appraiser.  Factors considered in the valuation were projected cash flows for the loans, the type of loan and related collateral, classification status and current discount rates. Loans purchased in the CFB Acquisition accounted for under ASC 310-30 were not aggregated into pools and are accounted for on a loan-by-loan basis. An allowance for loan losses was established for loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30.

On July 30, 2010, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to assume all of the deposits and certain assets of LibertyBank, a full service commercial bank headquartered in Eugene, Oregon (“LibertyBank Acquisition”). See Note 3 to the Selected Notes to the Consolidated Financial Statements for additional information on the LibertyBank Acquisition. Loans purchased in the LibertyBank Acquisition are valued as of acquisition date in accordance with ASC 805. Further, the Company elected to account for all loans purchased in the LibertyBank Acquisition within the scope of ASC 310-30. Under ASC 805 and ASC 310-30, loans purchased in the LibertyBank Acquisition were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date, unlike the loans purchased in the CFB Acquisition, which are accounted for under previous accounting guidance as described above. In situations where loans have similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans purchased in the LibertyBank Acquisition into 22 different pools, based on common risk characteristics such as loan classification, loan structure, nonaccrual status and collateral type.

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

FDIC Indemnification Receivable. In conjunction with the CFB Acquisition and the LibertyBank Acquisition, the Bank entered into loss sharing agreements with the FDIC. At each acquisition date the Company elected to account for amounts receivable under the loss sharing agreements as an indemnification asset. Subsequent to the acquisitions, changes in the value of the indemnification asset are based upon the estimated losses in the covered assets purchased in the acquisitions. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the loss sharing agreements. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification receivable.

The FDIC indemnification receivable is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification receivable and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification receivable. The FDIC indemnification receivable will be reduced as loss sharing payments are received from the FDIC. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure minus estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The valuation allowance is established based on our historical realization of losses and adjusted for current market trends.

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in ASC Topic 740, “Income Taxes.” Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from acquisition intangibles, the allowance for loan losses, deferred compensation, purchase accounting adjustments and related deferred acquisition gains. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Note 3 – Acquisition of LibertyBank

On July 30, 2010, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to assume all of the deposits and certain assets of LibertyBank in Eugene, Oregon. LibertyBank operated fifteen locations in central and western Oregon.  The LibertyBank Acquisition consisted of assets with a preliminary fair value estimate on the acquisition date of approximately $690.6 million, including $373.1 million of cash and cash equivalents, $197.6 million of loans and leases and $34.7 million of securities. Liabilities with a preliminary fair value estimate of $688.6 million were also assumed, including $682.6 million of deposits. The LibertyBank Acquisition has been incorporated prospectively in the Company’s financial statements; therefore, year over year results of operations may not be comparable.

Under the loss sharing agreements, the FDIC has agreed to reimburse Home Federal for 80% of losses on purchased REO, nearly all of the loans and leases purchased in the LibertyBank Acquisition. Loans and foreclosed and repossessed assets purchased in all FDIC-assisted acquisitions (including the CFB Acquisition) that are subject to the loss sharing agreements are referred to herein as “covered loans” and “covered assets.” Loans and foreclosed and repossessed assets organically originated or purchased loans not subject to loss sharing agreements are referred to herein as “noncovered loans” and “noncovered assets.”

Note 4 - Earnings (Loss) Per Share

The Company has granted stock compensation awards with non-forfeitable dividend rights, which are considered participating securities. As such, earnings (loss) per share (“EPS”) is computed using the two-class method as required by ASC 260-10-45. Basic EPS is computed by dividing net income (or loss) allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted EPS includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities. ESOP shares are not considered outstanding for EPS until they are committed to be released. The following table presents the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended December 31,
	2010	2009
	(In thousands except share data)

Net loss	$(1,331)	$(309)
Allocated to participating securities	(14)	(5)
Net loss allocated to common shareholders	$(1,317)	$(304)

Weighted average common shares outstanding, including shares considered participating securities	15,830,261	15,719,698
Less: Average participating securities	(166,825)	(271,993)
Weighted average shares	15,663,436	15,447,705
Net effect of dilutive restricted stock	-	- -
Weighted average shares and common stock equivalents	15,663,436	15,447,705
Basic loss per common share	$(0.08)	$(0.02)
Diluted loss per common share	(0.08)	(0.02)

Options excluded due to their anti-dilutive effect on EPS	886,381	946,364

Note 5 - Investment securities

Investment securities available for sale consisted of the following at the dates indicated:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2010
Obligations of U.S. Government-sponsored enterprises (“GSE”)	$95,508	$120	$(1,106)	$94,522
Obligations of states and political subdivisions	15,102	14	(630)	14,486
Corporate note, FDIC-guaranteed	1,019	2	--	1,021
Mortgage-backed securities, GSE-issued	311,005	6,098	(1,339)	315,764
Mortgage-backed securities, private label	424	--	(25)	399
Total	$423,058	$6,234	$(3,100)	$426,192

September 30, 2010
Obligations of U.S. GSE	$51,844	$255	$(77)	$52,022
Obligations of states and political subdivisions	6,786	86	(83)	6,789
Corporate note, FDIC-guaranteed	1,022	3	--	1,025
Mortgage backed securities, GSE-issued	208,492	6,692	(264)	214,920
Mortgage backed securities, private label	449	--	(25)	424
Total	$268,593	$7,036	$(449)	$275,180

Mortgage-backed securities are comprised of fixed and variable-rate residential mortgages.

The fair value of impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed for the periods indicated were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2010
Obligations of U.S. GSE	$72,874	$(1,106)	$--	$--	$72,874	$(1,106)
Obligations of states and political subdivisions	13,727	(630)	--	--	13,727	(630)
Mortgage-backed securities, GSE-issued	138,366	(1,339)	--	--	138,366	(1,339)
Mortgage-backed securities, private label	--	-	399	(25)	399	(25)
Total	$224,967	$(3,075)	$399	$(25)	$225,366	$(3,100)

September 30, 2010
Obligations of U.S. GSE	$14,111	$(77)	$--	$--	$14,111	$(77)
Obligations of states and political subdivisions	3,674	(83)	--	--	3,674	(83)
Mortgage-backed securities, GSE issued	50,997	(264)	--	--	50,997	(264)
Mortgage-backed securities, private label	424	(25)	--	--	424	(25)
Total	$69,206	$(449)	$--	$--	$69,206	$(449)

Management has evaluated these securities and has determined that the decline in fair value is not other than temporary. These securities have contractual maturity dates and management believes it is reasonably probable that principal and interest balances on these securities will be collected based on the performance, underwriting, credit support and vintage of the loans underlying the securities. However, continued deteriorating economic conditions may result in degradation in the performance of the loans underlying these securities in the future. The Company has the ability and intent to hold these securities for a reasonable period of time for a forecasted recovery of the amortized cost. The Company does not intend to sell these securities and it is not likely that the Company would be required to sell securities in an unrealized loss position before recovery of its cost basis.

As of December 31, 2010, and September 30, 2010, the Bank pledged investment securities for the following obligations:

	December 31, 2010		September 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
FHLB borrowings	$46,068	$48,552	$51,174	$54,309
Treasury, tax and loan funds at the Federal Reserve Bank	4,428	4,575	3,767	3,916
Repurchase agreements	19,960	20,931	17,784	18,804
Deposits of municipalities and pubic units	21,802	22,926	19,977	21,106
Total	$92,258	$96,984	$92,702	$98,135

The contractual maturities of investment securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

	December 31, 2010
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$3,042	$3,041
Due after one year through five years	77,746	77,118
Due after five years through ten years	94,434	95,343
Due after ten years	247,836	250,690
Total	$423,058	$426,192

Note 6 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized by collateral type as follows:

	December 31, 2010		September 30, 2010
	Balance	Percent of Gross	Balance	Percent of Gross
	(dollars in thousands)
Real estate:
One-to-four family residential	$148,916	25.26%	$157,574	24.75%
Multi-family residential	20,639	3.50	20,759	3.26
Commercial	217,462	36.90	228,643	35.92
Total real estate	387,017	65.66	406,976	63.93

Real estate construction:
One- to four-family residential	20,841	3.54	24,707	3.88
Multi-family residential	2,512	0.43	2,657	0.42
Commercial and land development	17,989	3.05	21,190	3.33
Total real estate construction	41,342	7.02	48,554	7.63

Consumer:
Home equity	54,332	9.22	56,745	8.91
Automobile	1,261	0.21	1,466	0.23
Other consumer	6,904	1.17	6,947	1.10
Total consumer	62,497	10.60	65,158	10.24

Commercial business	92,895	15.76	108,866	17.10
Leases	5,678	0.96	6,999	1.10
Gross loans	589,429	100.00%	636,553	100.00%

Deferred loan fees	(620)		(628)
Allowance for loan losses	(15,409)		(15,432)
Loans receivable, net	$573,400		$620,493

The following tables present loans at their recorded investment. Recorded investment includes the unpaid principal balance or the carrying amount of loans plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was $1.3 million and $1.5 million as of December 31, 2010 and September 30, 2010 respectively.

The following table presents the recorded investment in nonperforming loans and an aging of performing loans by class as of December 31, 2010:

	Nonperforming Loans
	Nonaccrual	Past Due 90 or more Days Still Accruing	Total	Loans Delinquent 30-89 Days	Loans Not Past Due	Total Loans
	(in thousands)
Noncovered loans:
One-to-four family residential	$4,292	$-	$4,292	$3,361	$121,768	$129,421
Multi-family residential	-	-	-	-	9,900	9,900
Commercial real estate	8,733	-	8,733	144	134,000	142,877
Total real estate	13,025	-	13,025	3,505	265,668	282,198

One-to-four family residential construction	-	-	-	-	6,704	6,704
Multi-family residential construction	-	-	-	-	1,513	1,513
Commercial and land development	3,183	-	3,183	-	4,834	8,017
Total real estate construction	3,183	-	3,183	-	13,051	16,234

Home Equity	1,030	-	1,030	284	37,627	38,941
Automobile	18	-	18	2	762	782
Other Consumer	1	-	1	13	5,526	5,540
Total consumer	1,049	-	1,049	299	43,915	45,263

Commercial business	1,235	-	1,235	33	8,120	9,388
Leases	-	-	-	-	380	380

Total noncovered loans	18,492	-	18,492	3,837	331,134	353,463

Covered loans:
One-to-four family residential	667	-	667	-	18,999	19,666
Multi-family residential	2,985	-	2,985	-	7,754	10,739
Commercial real estate	10,264	-	10,264	337	63,985	74,586
Total real estate	13,916	-	13,916	337	90,738	104,991

One-to-four family residential construction	-	-	-	-	14,137	14,137
Multi-family residential construction	998	-	998	-	-	998
Commercial and land development	5,780	-	5,780	262	3,930	9,972
Total real estate construction	6,778	-	6,778	262	18,067	25,107

Home equity	23	-	23	-	15,535	15,558
Automobile	-	-	-	-	480	480
Other consumer	26	3	29	-	1,362	1,391
Total consumer	49	3	52	-	17,377	17,429

Commercial Business	782	-	782	-	83,085	83,867
Leases	-	-	-	-	5,297	5,297

Total covered loans	21,525	3	21,528	599	214,564	236,691

Total gross loans	$40,017	$3	$40,020	$4,436	$545,698	$590,154

The recorded investment in nonperforming loans as of September 30, 2010 was $35.0 million.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a monthly basis.  The Company uses the following definitions for risk classification ratings:

Watch: Loans that possess some reason for additional management oversight, such as correctable documentation deficiencies, recent financial setbacks, deteriorating financial position, industry concerns, failure to perform on other borrowing obligations. Loans with this classification are to be monitored in an effort to correct deficiencies and upgrade the credit. They do not however expose the Bank to significant risk.

Special Mention: Performing loans that have developed minor credit weaknesses since origination. Evidence of credit weakness include the primary source of repayment has deteriorated and no longer meets debt service requirements as defined in policy, the borrower may have a short track record and little depth of management, inadequate current financial information, marginal capitalization, and susceptibility to negative industry trends. The primary source of repayment remains viable but there is increasing reliance on collateral or guarantor support.

Substandard:  A loan is considered substandard if it is inadequately protected by the current net worth, liquidity and paying capacity of the borrower or collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values.

Loans not meeting the criteria above are considered to be Pass rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
	(in thousands)
Noncovered loans:
One-to-four family residential	$123,544	$254	$-	$5,623	$-	$129,421
Multi-family residential	5,586	1,711	1,035	1,568	-	9,900
Commercial real estate	83,289	10,061	25,663	23,864	-	142,877
Total real estate	212,419	12,026	26,698	31,055	-	282,198
One-to-four family residential construction	6,284	420	-	-	-	6,704
Multi-family residential construction	902	-	-	611	-	1,513
Commercial and land development	4,186	687	447	2,697	-	8,017
Total real estate construction	11,372	1,107	447	3,308	-	16,234
Home equity	38,026	17	39	859	-	38,941
Automobile	772	1	-	9	-	782
Other consumer	5,472	67	1	-	-	5,540
Total consumer	44,270	85	40	868	-	45,263
Commercial business	7,507	108	193	1,580	-	9,388
Leases	380	-	-	-	-	380

Total noncovered loans	275,948	13,326	27,378	36,811	-	353,463

Covered loans:
One-to-four family residential	5,174	355	1,075	13,062	-	19,666
Multi-family residential	7,517	-	-	3,222	-	10,739
Commercial real estate	40,199	2,728	2,787	28,872	-	74,586
Total real estate	52,890	3,083	3,862	45,156	-	104,991
One-to-four family residential construction	5,042	-	-	9,095	-	14,137
Multi-family residential construction	-	-	-	998	-	998
Commercial and land development	723	470	1,563	7,216	-	9,972
Total real estate construction	5,765	470	1,563	17,309	-	25,107
Home equity	14,774	-	-	784	-	15,558
Automobile	469	-	-	11	-	480
Other consumer	1,312	-	34	45	-	1,391
Total consumer	16,555	-	34	840	-	17,429
Commercial business	61,663	1,664	2,354	18,186	-	83,867
Leases	5,297	-	-	-	-	5,297

Total covered loans	142,170	5,217	7,813	81,491	-	236,691

Total gross loans	$418,118	$18,543	$35,191	$118,302	$-	$590,154

A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement.  The following table summarizes impaired loans at December 31, 2010, and September 30, 2010:

	December 31, 2010	September 30, 2010
	(in thousands)
Impaired loans with related specific allowance	$12,732	$9,294
Impaired loans with no related allowance	12,535	6,197
Total impaired loans	$25,267	$15,491

Specific allowance on impaired loans	$2,994	$2,521

The average balance of impaired loans was $23.4 million and $17.6 million for the three months ended December 31, 2010 and 2009, respectively. Interest income recorded on impaired loans was immaterial during those periods.

The following table presents loans deemed impaired by class of loans as of December 31, 2010:

			Allowance
	Unpaid		For Loan
	Principal	Recorded	Losses
	Balance	Investment	Allocated
	(in thousands)
Covered Loans
With no related allowance recorded:
One-to-four family residential	$272	$192	$-
Multi-family residential	950	975	-
Commercial real estate	5,469	5,348	-
Commercial and land development	1,428	1,445	-
Commercial business and leases	537	483	-
Total covered loans with no related allowance	$8,656	$8,443	-

Noncovered Loans
With no related allowance recorded:
One-to-four family residential	$660	$660	-
Commercial real estate	2,258	2,258	-
Commercial and land development	699	699	-
Home equity	17	17	-
Automobile	9	9	-
Commercial business and leases	449	449	-
Total noncovered loans with no related allowance	$4,092	$4,092	-

With an allowance recorded
One-to-four family residential	2,832	2,844	(794)
Commercial real estate	6,476	6,476	(1,246)
Commercial and land development	2,495	2,495	(427)
Home equity	131	131	(114)
Commercial business and leases	785	786	(413)
Total noncovered loans with an allowance recorded	$12,719	$12,732	$(2,994)

Total impaired loans	$25,467	$25,267	$(2,994)

Troubled debt restructurings totaled $12.1 million and $10.1 million at December 31, 2010 and September 30, 2010, respectively, and are included in the impaired loan disclosures above. Of these amounts, $4.8 million and $4.9 million were covered under loss share agreements with the FDIC at December 31, 2010 and September 30, 2010 respectively.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010, and September 30, 2010:

	December 31, 2010						September 30, 2010
	Allowance for loan losses			Recorded investment			Allowance for loan losses			Recorded investment
	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality
	(in thousands)
Noncovered loans(1):
One-to-four family residential	$794	$1,416	$-	$3,504	$125,917	$-	$1,192	$1,973	$-	$3,098	$133,948	$-
Commercial and multifamily	1,246	5,290	-	8,734	144,043	-	227	4,961	-	2,215	153,107	-
Real estate construction	427	530	-	3,194	13,040	-	811	616	-	3,409	13,997	-
Home equity	114	1,242	-	148	38,793	-	-	1,517	-	-	40,859	-
Consumer	--	54	-	9	2,967	3,346	-	138	-	-	2,241	4,115
Commercial business	413	438	-	1,235	7,613	540	291	179	-	500	9,173	815
Leases	--	-	-	-	380	-	-	-	-	-	408	-

Total noncovered loans	2,994	8,970	-	16,824	332,753	3,886	2,521	9,384	-	9,222	353,733	4,930

Covered loans(2):
One-to-four family residential	-	70	-	192	3,762	15,712	-	2,311	-	-	4,112	16,333
Commercial and multifamily	-	2,010	-	6,323	27,519	51,483	-	-	-	-	37,172	56,909
Real estate construction	-	453	-	1,445	3,818	19,844	-	448	-	-	6,940	24,207
Home equity	-	421	-	-	6,247	9,311	-	-	-	-	6,195	9,930
Consumer	-	49	-	-	1,871	-	-	248	-	-	2,116	-
Commercial business	-	442	-	483	8,182	75,202	-	520	-	-	16,502	89,135
Leases	-	-	-	-	5,297	-	-	-	-	-	-	-

Total covered loans	-	3,445	-	8,443	56,696	171,552	-	3,527	-	-	73,037	196,514

Total gross loans	$2,994	$12,415	$-	$25,267	$389,449	$175,438	$2,521	$12,911	$-	$9,222	$426,770	$201,444

(1)	Loans directly originated by the Bank or purchased in FDIC-assisted acquisitions that are not covered under loss sharing agreements.
(2)
Loans purchased in FDIC-assisted acquisitions subject to loss recovery under loss sharing agreements. Certain loans purchased in the CFB Acquisition are individually accounted for under ASC 310-30 as loans acquired with deteriorated credit quality. All loans purchased in the LibertyBank Acquisition have been aggregated into pools under ASC 310-30 and are considered to be loans acquired with deteriorated credit quality.

Activity in the allowance for loan losses for the three and three month periods ended December 31, 2010 and 2009, was as follows:

	For the Three Months Ended December 31,
	2010	2009
	(in thousands)
Beginning balance	$15,432	$28,735
Provision for loan losses	3,000	700
Losses on loans charged-off	(3,689)	(1,364)
Recoveries on loans charged-off	666	70
Ending balance	$15,409	$28,141

The Bank has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. At the acquisition date, management estimated the fair value of the acquired loan portfolios which represented the expected cash flows from the portfolio discounted at a market-based rate. Included in the estimate of fair value was a discount credit adjustment that reflected expected credit losses. In estimating the preliminary fair value, management calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the credit risk in the acquired loan and lease portfolio at the acquisition date. The following table details activity of accretable yield in thousands of dollars:

	For the Three Months Ended December 31,
	2010	2009
	(in thousands)
Beginning balance of accretable yield	$35,163	$-
Accretable yield recognized as interest income	(3,436)	-
Ending balance of accretable yield	$31,727	$-

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $18.6 million and $20.6 million at December 31, 2010 and September 30, 2010, respectively, all of which were purchased in the CFB Acquisition. There were no transfers from nonaccretable difference to accretable yield on loans during the quarters ended December 31, 2010 and 2009, respectively. There was no allowance for loss on purchased credit impaired loans for the quarter ended December 31, 2010 and 2009.

Note 7 – Fair Value Measurement

ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. There are three levels of inputs that may be used to measure fair values: Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date; Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis at December 31, 2010 and September 30, 2010:

	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2010
Obligations of U.S. GSE	$94,522	$-	$94,522	$-
Obligations of states and political subdivisions	14,486	-	14,486	-
Corporate note, FDIC guaranteed	1,021	-	1,021	-
Mortgage-backed securities, GSE issued	315,764	-	315,764	-
Mortgage-backed securities, private label	399	-	399	-

September 30, 2010
Obligations of U.S. GSE	$52,022	$-	$52,022	$-
Obligations of states and political subdivisions	6,789	-	6,789	-
Corporate note, FDIC-guaranteed	1,025	-	1,025	-
Mortgage backed securities, GSE-issued	214,920	-	214,920	-
Mortgage backed securities, private label	424	-	424	-

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at December 31, 2010 and September 30, 2010:

	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2010
Impaired loans	$9,737	$-	$-	$9,737
Real estate owned	11,420	-	-	11,420

September 30, 2010
Impaired loans	$6,773	$-	$-	$6,773
Real estate owned	8,288	-	-	8,288

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent.  Impaired loans that are collateral dependent and have experienced a write-down in carrying value or have a recognized valuation allowance are included in the table above. Impaired loans whose fair value exceeds the carrying value are excluded from the table above as these loans do not represent assets measured and carried at fair value. Impaired loans, which are measured for impairment using the fair value of the collateral at December 31, 2010, had a carrying amount of $9.7 million, net of specific valuation allowances totaling $3.0 million.  The impact on earnings as a result of write-downs to REO was $675,000 and $801,000 for the three months ended December 31, 2010 and 2009, respectively. The specific valuation allowance required a provision of $900,000 and $770,000 during the quarters ended December 31, 2010 and December 31, 2009, respectively.

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

The estimated fair values of the Company’s financial instruments at December 31, 2010, and September 30, 2010, were as follows:

	December 31, 2010		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$212,111	$212,111	$416,426	$416,426
Investment securities	426,327	426,327	275,180	275,180
Loans held for sale	3,263	3,263	5,135	5,135
Loans receivable, net	573,400	573,584	613,494	627,764
FDIC indemnification receivable, net	69,546	69,546	64,574	64,574
FHLB stock	17,717	N/A	17,717	N/A
Accrued interest receivable	2,905	2,905	2,694	2,694

Financial liabilities:
Demand and savings deposits	$613,580	$613,580	$613,627	$613,627
Certificates of deposit	492,032	497,695	576,035	584,634
FHLB advances and other borrowings	60,368	63,158	67,622	71,050
Advances by borrowers for taxes and insurance	539	539	4,658	4,658
Accrued interest payable	578	578	631	631

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

FDIC indemnification receivable: The carrying amount approximates fair value.

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

Off-balance-sheet instruments: Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at December 31, 2010 and 2009, were insignificant.

Note 8 –FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the three month period ended December 31, 2010, was as follows:

	Reimbursement rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable
	(in thousands)
Balance at September 30, 2010	$80,667	$3,578	$67,933	$(3,359)	$64,574
Payments from FDIC for losses on covered assets	-	-	-	-	-
Adjustment for net increase in estimated losses	1,350	3,127	4,050	-	4,050
Discount accretion	-	-	-	922	922
Balance at December 31, 2010	$82,017	$6,705	$71,983	$(2,437)	$69,546

For estimated losses on covered assets purchased in the CFB Acquisition, amounts receivable from the FDIC have been estimated at 80% of losses on covered assets (acquired loans and REO) up to $34.0 million. Reimbursable losses in excess of $34.0 million have been estimated at 95% of the amount recoverable from the FDIC.  For estimated losses on covered assets purchased in the LibertyBank Acquisition, amounts receivable from the FDIC have been estimated at 80% of losses on all covered assets.

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
▪
legislative or regulatory changes such as the Dodd Frank Wall Street Reform and Consumer Protection Act and its implementing regulations that adversely affect our business including the recently enacted financial reform legislation and changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

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

▪	our ability to manage loan delinquency rates;
▪	the possibility that the expected benefits from the FDIC-assisted acquisitions will not be realized;
▪	increased competitive pressures among financial services companies;
▪	changes in consumer spending, borrowing and savings habits;
▪	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
▪	our ability to pay dividends on our common stock;
▪	adverse changes in the securities markets;
▪	inability of key third-party providers to perform their obligations to us;
▪
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

▪
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed from time to time in our filings with the SEC, including our 2010 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. Such developments could have an adverse impact on our financial position and our results of operations.

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

Background and Overview

Home Federal Bancorp, Inc., (“we”, “us”, the “Company”), is a Maryland corporation that serves as the holding company for Home Federal Bank (the “Bank”). The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “HOME” and is included in the U.S. Russell 2000® Index.

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

On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding nearly all brokered deposits) and certain assets, including loans and REO of Community First Bank, a full service commercial bank, headquartered in Prineville, Oregon (the “CFB Acquisition”). The loans and REO purchased are covered by loss sharing agreements between the FDIC and Home Federal Bank which afford the Bank significant protection. Under the loss sharing agreements, Home Federal Bank will share in the losses and certain reimbursable expenses on assets covered under the agreement. The FDIC has agreed to reimburse Home Federal Bank for 80% of losses and certain reimbursable expenses up to $34.0 million, and 95% of losses that exceed that amount on covered assets.

On July 30, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and acquire certain assets of LibertyBank, headquartered in Eugene, Oregon (the “LibertyBank Acquisition”). Nearly all of the loans and REO purchased are covered by loss sharing agreements. The FDIC has agreed to reimburse Home Federal Bank for 80% of losses and certain reimbursable expenses on covered assets. The LibertyBank Acquisition has been incorporated prospectively in the Company’s financial statements. Therefore, year over year results of operations may not be comparable. Additionally, only 62 days of operations from the LibertyBank Acquisition are included in the fourth quarter of fiscal year 2010, which impacts linked quarter comparisons. In certain areas of this discussion and analysis, we have separately disclosed the impact of the LibertyBank Acquisition on the financial condition and results of operations of the Company. For additional information regarding the LibertyBank Acquisition, see Note 3 of the Selected Notes to Consolidated Financial Statements.

At December 31, 2010, Home Federal Bank had operations in three distinct market areas including Boise, Idaho, and surrounding communities, together known as the Treasure Valley region of southwestern Idaho, which we refer to as the Idaho Region. The CFB Acquisition resulted in the Bank’s entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson.  We refer to this market as the Central Oregon Region. In addition to deepening its presence in Central Oregon, as a result of the LibertyBank Acquisition, the Bank also operates in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. We refer to these markets as our Western Oregon Region. At December 31, 2010, the Bank had 35 full-service banking offices.

The following summarizes key activities of the Company during the first fiscal quarter ended December 31, 2010:

▪	Total assets decreased $102.2 million during the quarter;
▪	Investment securities increased $151.1 million during the quarter;
▪	Net loans decreased $47.6 million during the quarter;
▪	Nonperforming noncovered assets increased $8.2 million from September 30, 2010, the linked quarter, to $27.9 million at December 31, 2010;
▪	Provision for loan losses totaled $3.0 million with $2.1 million related to covered loans. A $2.0 million recovery of the portion of provision for losses on covered loans was recorded in other income;
▪	Valuation adjustments on covered and noncovered real estate owned and repossessed assets totaled $675,000 during the first quarter of fiscal year 2011; and
▪	Certificates of deposit declined $84.0 million during the quarter while core deposits remained stable.

The primary focus in our first quarter of fiscal year 2011 was on the integration of LibertyBank. We centralized our special assets team and loan and deposit operations in Eugene, Oregon. Our executive staff and corporate headquarters as well as our credit administration and finance and information technology teams will remain in Nampa, Idaho. We also commenced the conversion planning for the core operations system of LibertyBank, which is scheduled to occur in March 2011.

A significant portion of the cash received in the LibertyBank Acquisition was invested in medium-term securities. Our long-term goal is to redeploy excess liquidity into loans either through direct origination, portfolio purchases, bank and branch acquisitions, or a combination thereof. However, we will maintain a higher than optimal level of liquidity in the near term to provide flexibility in facilitating additional acquisitions and to prepare for the possibility for higher interest rates. During the quarter we reduced certificates of deposits acquired in the LibertyBank transaction and experienced stability in core deposit funding throughout our branch network. Consistent with our goal, balances in certificates of deposits decreased by 15% during the quarter. We also repaid maturing advances from the FHLB. The economies in our Idaho and Central Oregon Regions remain weak, with high unemployment and an uncertain economic outlook, which will continue to limit our ability to obtain meaningful loan growth. We will continue to focus efforts on refinancing select quality loans retained by the FDIC in the LibertyBank Acquisition in order to generate loan origination.

While we saw an increase in nonperforming noncovered loans during the first quarter of fiscal year 2011 compared to September 30, 2010, we are experiencing improvements in delinquency rates and in criticized loans (loans rated "Watch" or "Special Mention," which have historically been precursors to nonperforming loans. We believe this may be a signal that nonperforming noncovered loans may be stabilizing, which may lead to improved nonperforming loan levels going forward. Additionally, we are finding interested buyers of our foreclosed real estate and may see a meaningful reduction in other real estate owned over the next three to six months. However, the local economies in our markets continue to show signs of weakness with high unemployment and little new investment being deployed, which may threaten improvement in our nonperforming assets.

Critical Accounting Estimates and Related Accounting Policies

Note 2 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q provides a description of critical accounting policies and significant estimates in the financial statements that should be considered in conjunction with the reading of this discussion and analysis.

Comparison of Financial Condition at December 31, 2010, and September 30, 2010

For the three months ended December 31, 2010, total assets decreased $102.2 million, or 6.89%. The changes in total assets were primarily concentrated in the following asset categories:

	Balances at		Increase/(Decrease)
	December 31, 2010	September 30, 2010	Amount	Percent
	(dollars in thousands)
Cash and amounts due from depository institutions	$212,246	$416,426	$(204,180)	(49.03)%
Investments available for sale, at fair value	426,192	275,180	151,012	54.88
Loans receivable, net of allowance for loan losses	573,400	621,011	(47,610)	(7.67)

Cash and amounts due from depository institutions. The decrease in the first quarter of fiscal year 2011 was due to the purchase of investment securities and payments on maturing certificates of deposit which were not renewed. Funds obtained from the LibertyBank Acquisition in the fourth quarter of fiscal year 2010 were invested in securities during the first quarter of fiscal year 2011. We will continue to invest excess cash in medium-term securities in fiscal 2011, but will also conserve some liquidity in order to meet the demand of maturing certificates of deposit assumed in the LibertyBank Acquisition and to provide flexibility for potential acquisitions or for repurchases of common stock.

Investments. Investments increased $151.1 million to $426.3 million at December 31, 2010, from $275.1 million at September 30, 2010. The increase was the result of the purchase of $186.8 million in securities utilizing excess cash available from the LibertyBank acquisition. Purchases were offset in part by principal reductions and calls of securities of $30.9 million for the three months ended December 31, 2010. The average yield of securities purchased during the first quarter of fiscal year 2011 was 2.17% and the average effective duration of the securities purchased is estimated to be 2.74 years. At December 31, 2010, the average book yield of our investment portfolio was approximately 2.64% and the effective duration of the entire portfolio was estimated to be 1.90 years.

Nearly all of our investment securities are issued by U.S. Government sponsored enterprises, primarily Fannie Mae and Freddie Mac. While the U.S. Government has affirmed its support for government sponsored enterprises and the obligations and mortgage-backed securities they issued, significant deterioration in the financial strength of Fannie Mae, Freddie Mac or mortgage-backed security insurers or actions by the U.S. Government to modify the structure of these government enterprises could have a material effect on the valuation and performance of our mortgage-backed securities portfolio in future periods.

Our exposure to obligations of state and local political subdivisions was $14.5 million, comprising 3.4% of our securities portfolio at December 31, 2010. The following table summarizes the ratings of these securities at December 31, 2010:

	Standard and Poors				Moody’s
	A+	AA	AA+	AAA	Aa2	Total
	(in thousands)
Fair Value	$1,020	$6,860	$2,372	$3,372	$862	$14,486

Loans. Net loans receivable decreased $47.6 million to $573.4 million at December 31, 2010, from $621.0 million at September 30, 2010. Organic noncovered loans declined $14.3 million during the quarter while loans purchased in the CFB Acquisition and the LibertyBank Acquisition declined $9.6 million and $23.2 million, respectively. The carrying amount of loans purchased in the CFB Acquisition and the LibertyBank Acquisition totaled $78.5 million and $158.2 million, respectively, at December 31, 2010.

One-to-four family residential mortgage loans decreased $8.7 million as we currently originate conventional one-to-four family residential loans primarily for sale in the secondary market. As a result, the residential loan portfolio will likely continue to decline as new loans are not added to the portfolio.

Approximately $7.8 million of the decline in commercial business loans and leases is from our wholly owned subsidiary, Commercial Equipment Lease Corporation (“CELC”), which was purchased in connection with the LibertyBank Acquisition. We are not currently originating new loans or leases in this subsidiary and therefore expect balances in this portfolio to continue to decline. Approximately $41.8 million in net loans and leases receivable were outstanding in the CELC portfolio as of December 31, 2010.

We plan to continue our emphasis on commercial and small business banking products, although the volume of production will be dependent on economic conditions. We are currently in the process of expanding our commercial banking team in Western Oregon and expect to see increased production in the latter half of fiscal year 2011 once the team is established and the integration of core processing systems is complete. As noted earlier, we are also directing attention toward loans retained by the FDIC in the LibertyBank Acquisition and may see loan originations through those efforts, particularly loans secured by multifamily residential real estate. However, a weak economic outlook and continued stress in our Idaho and Central Oregon economies may limit our ability to organically generate meaningful loan growth over the next 12 to 18 months.

Asset Quality. Loans in the Company’s organic portfolio have general and specific loss reserves allocated when management has determined it is probable a loss has been incurred. Loans in the Community First Bank portfolio were recorded and are currently accounted for under the business combination rules of Statement of Financial Accounting Standards No. 141 and Accounting Standards Codification Topic (“ASC”) 310-30. Loans in the Community First Bank portfolio that were not credit impaired on the date of purchase are allocated a general loss reserve. Loans that were credit impaired in the Community First Bank loan portfolio on the date of acquisition are reported at the present value of expected cash flows. No allowance for loan losses is reported on these loans as impairments in excess of the acquisition-date fair value discount result in a partial charge-off of the loan’s remaining unpaid principal balance. The loans purchased in the LibertyBank Acquisition are accounted for under the business combination rules of ASC 805 and ASC 310-30, which require all loans acquired in the LibertyBank portfolio to be reported initially at estimated fair value. Loans purchased in the LibertyBank Acquisition have been aggregated into pools and the portion of the fair value discount not related to credit impairment is accreted over the life of the loan into interest income; therefore, loans purchased in the LibertyBank Acquisition are not individually identified as nonaccrual loans. Loans purchased in the Community First Bank acquisition were not pooled; therefore, loans that are on nonaccrual status, or are 90 days past due and still accruing interest are reported as nonperforming loans. An allowance for loan losses has not been recorded on any loans acquired in the LibertyBank Acquisition. The indemnified portion of partial charge-offs and provisions for general loan loss reserves in the acquired portfolios is recorded in noninterest income and results in an increase in the FDIC indemnification asset. If we determine a portion of a covered loan is uncollectable, we charge down the balance of that loan; therefore, we do not record a specific valuation allowance on covered loans. However, if we determine a portion of a noncovered loan is uncollectable, we record a specific valuation allowance on covered loans. Therefore, reductions in nonperforming covered loans may be attributable to a combination of partial balance charge-downs or a reduction in the gross unpaid principal balances outstanding on those loans.

Loans delinquent 30 to 89 days totaled $4.4 million at December 31, 2010, compared to $8.9 million at September 30, 2010, including $599,000 and $435,000, respectively, of covered loans in the Community First Bank loan portfolio. Nonperforming assets, which include nonaccrual loans and real estate owned, totaled $65.2 million at December 31, 2010, compared to $65.5 million at September 30, 2010. Real estate owned and other repossessed assets decreased $5.3 million or 17.5% to $25.1 million at December 31, 2010, compared to $30.5 million as of September 30, 2010, as the Bank was able to liquidate and sell foreclosed assets purchased in the LibertyBank and Community First Bank acquisitions.

At December 31, 2010, and September 30, 2010, nonperforming loans totaled $40.0 million and $35.0 million, respectively, with noncovered nonperforming loans increasing $8.8 million and covered nonperforming loans decreasing $3.8 million. Most of the increase in noncovered nonperforming loans occurred in our construction and commercial real estate portfolios, which increased $2.8 million and $5.4 million, respectively. The increase in nonperforming noncovered construction loans is primarily attributable to a single loan that had an unpaid principal balance of $2.3 million and a specific reserve of $357,000 at December 31, 2010. The increase in nonperforming noncovered commercial real estate is attributable to two loans with unpaid principal balances of $4.1 million and total specific reserves of $737,000 allocated to them at December 31, 2010.

The allowance for loan losses was $15.4 million at December 31, 2010, and September 30, 2010. The general allowance for loan losses allocated to loans covered under the loss share agreement with the FDIC in connection with the CFB Acquisition totaled $3.4 million at December 31, 2010, and the allowance for loan losses allocated to the noncovered organic loan portfolio was $12.0 million, or 3.40% of noncovered organic loans. The estimated fair value adjustment on loans and leases purchased in the LibertyBank Acquisition was $49.2 million, or 23.0% of the unpaid principal balance of those loans at December 31, 2010. The balance of the allowance for noncovered loan losses that has been specifically allocated to individual noncovered loans totaled $3.0 million at December 31, 2010.

Certain loan modifications or restructurings are accounted for as "troubled debt restructurings." In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. Troubled debt restructurings totaled $12.1 million and $10.1 million at December 31, 2010, and September 30, 2010, respectively. All troubled debt restructurings are considered to be impaired loans, but may not necessarily be placed on nonaccrual status.

Appraisals on loans secured by consumer real estate are updated when the loan becomes 120 days past due, or earlier if circumstances indicate the borrower will be unable to repay the loan under the terms of the note. Additionally, appraisals are updated if the borrower requests a modification to their loan. On commercial business loans, appraisals are updated upon a determination that the borrower will be unable to repay the loan according to the terms of the note or upon a notice of default, whichever is earlier. Appraisals are updated on all loan types immediately prior to a foreclosure sale and quarterly thereafter once the collateral title has been transferred to the Bank. Additionally, impaired loans are reviewed based on updated appraisal values or net present value of cash flows on a quarterly basis.

Real estate and other repossessed assets decreased $5.3 million or 17.5% to $25.1 million compared to $30.5 million as of September 30, 2010. At December 31, 2010, real estate owned and other repossessed assets was comprised of $10.9 million of land development and speculative one-to-four family construction projects, $8.5 million of commercial real estate, and $5.6 million of one-to-four family residential properties.

FDIC indemnification receivable. As part of the purchase and assumption agreements for the acquisitions, we entered into loss sharing agreements with the FDIC. These agreements cover realized losses on covered assets purchased from the FDIC in the CFB Acquisition and LibertyBank Acquisition. The indemnification receivable from the CFB Acquisition increased $3.3 million during the first quarter of fiscal 2011 to $10.4 million, primarily due to an increase in estimated losses. The indemnification receivable from the LibertyBank Acquisition increased $1.7 million to $59.1 million due to purchase discount accretion and reimbursable expenses. Claims for losses on covered assets acquired in the LibertyBank Acquisition were not due to be submitted to the FDIC until December 31, 2010.

Deposits. Deposits decreased $84.0 million, or 7.1%, to $1.1 billion at December 31, 2020, compared to $1.2 billion at September 30, 2010. Deposits assumed in the LibertyBank Acquisition totaled $535.3 million at December 31, 2010, which represents a decrease of $147.3 million since acquisition and a decrease of $71.8 million since quarter ending September 30, 2010. Certificates of deposit assumed in the LibertyBank Acquisition have decreased $134.8 million since acquisition and $70.9 million during quarter ended December 31, 2010. Balances of core deposits (defined as checking, savings and money market accounts) assumed in the LibertyBank Acquisition have only decreased by $7.7 million, or 3.0%, since the acquisition, and by $946,000 since September 30, 2010, highlighting the execution of the retail banking division’s goal to focus on core deposit retention and growth. Excluding the LibertyBank Acquisition, core deposits increased $900,000 during the quarter ended December 31, 2010.

The following table details the composition of the deposit portfolio and changes in deposit balances:

	Balances at		Increase/(Decrease)
	December 31, 2010	September 30, 2010	Amount	Percent
	(dollars in thousands)
Noninterest-bearing demand	$134,652	$138,300	$(3,648)	(2.64)%
Interest-bearing demand	231,590	225,794	5,796	2.57
Money market	172,657	180,454	(7,797)	(4.32)
Savings	74,681	69,079	5,602	8.11
Certificates of deposit	492,032	576,035	(84,003)	(14.58)
Total deposit accounts	$1,105,612	$1,189,662	$(84,050)	(7.07)%

We anticipate a reduction of the rate of decline in our certificates of deposit in the next quarter, but expect an increase in the following six months due to the timing of scheduled maturities in the certificates of deposit assumed in the LibertyBank Acquisition. We have directed our retail team to attempt to retain those deposit relationships that include a core deposit account. However, we are reluctant to compete for high-rate single account certificate of deposit customers due to our strong liquidity position at December 31, 2010, and expect a managed reduction in these accounts.

Borrowings. FHLB advances and other borrowings decreased $7.3 million since quarter ending September 30, 2010 and $16.5 million, or 21%, to $60.4 million at December 31, 2010, compared to $76.9 million at December 31, 2009. The decrease resulted from maturing FHLB advances being repaid with excess liquidity. While our cash balances are in excess of optimal levels due to deposit growth and cash received in the LibertyBank Acquisition, we have currently decided to preserve capital and not prepay the outstanding borrowings while we continue to seek acquisitive growth.

Equity. Stockholders’ equity decreased $3.6 million, or 1.8%, to $201.5 million at December 31, 2010, compared to $205.1 million at September 30, 2010. The decrease during the quarter was due to a net loss of $1.3 million as well as $870,000 in dividends paid. In addition, equity was reduced by $2.1 million due to the decrease in the market value of available for sale securities, net of taxes. These declines were partially offset by an increase to additional paid in capital due to equity compensation and exercised stock options.

Comparison of Operating Results for the Three Months Ended December 31, 2010, and December 31, 2009

Net loss for the three months ended December 31, 2010, was ($1.3 million), or ($0.08) per diluted share, compared to a net loss of ($309,000), or ($0.02) per diluted share, for the same period last year. Net interest margin declined to 2.58% in the current quarter compared to 3.37% for the same period last year. Total revenue for the quarter ended December 31, 2010, which consists of net interest income and noninterest income, excluding indemnification recoveries and acquisition gains, increased $3.4 million, or 36.4%, to $12.6 million compared to $9.3 million for the same period of 2009. Total noninterest expense increased $4.7 million, or 52%, to $13.8 million compared to $9.1 million for the same quarter last year.

Net Interest Income. Net interest income before the provision for loan losses increased $1.9 million, or 30%, to $8.3 million for the quarter ended December 31, 2010, compared to $6.4 million for the same quarter of the prior year. The increase was attributable to the increase in earning assets in fiscal year 2011 due to the LibertyBank Acquisition.

The Company’s net interest margin decreased 79 basis points to 2.58% for the quarter ended December 31, 2010, compared to the quarter ended December 31, 2009. This decline was due principally to excess cash obtained from the LibertyBank Acquisition. A significant portion of the $373 million of cash obtained in this transaction has been invested in securities and used to pay out maturing certificates of deposit. We expect our net interest margin will remain below optimal levels until cash can be invested into loans. However, the weak economy may limit our ability to significantly increase loans in the near term. Our cost of interest-bearing liabilities declined to 1.00% in the quarter ended December 31, 2010, compared to 1.90% in the year-ago period, primarily as a result of accretion of fair value adjustments on certificates of deposit assumed in the LibertyBank Acquisition.

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

	Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$1,023	$1,190	$2,213
Loans held for sale	(3)	34	31
Interest-bearing deposits in other banks	2	184	186
Investment securities	(983)	911	(72)
Total net change in income on interest-earning assets	$39	$2,319	$2,358

Interest-bearing liabilities:
Savings deposits	$(37)	$35	$(2)
Interest-bearing demand deposits	(30)	162	132
Money market accounts	(113)	181	68
Certificates of deposit	(730)	1,124	394
Total deposits	(910)	1,502	592
FHLB advances	(44)	(123)	(167)
Total net change in expense on interest-bearing liabilities	$(954)	$1,379	$425
Total increase in net interest income			$1,933

Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 2010, increased $2.3 million, to $11.2 million, from $8.9 million for the three months ended December 31, 2009. The increase during the quarter was attributable to higher levels of interest-earning assets from the LibertyBank Acquisition, which was offset somewhat by a decrease in the yield earned on interest earning assets.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	For the Three Months Ended December 31,
	2010		2009		Increase (Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(dollars in thousands)
Loans receivable, net	$616,643	6.03%	$533,152	5.31%	$2,213
Loans held for sale	4,759	4.31	1,608	5.04	31
Interest bearing deposits in other banks	321,745	0.26	43,947	0.25	186
Investment securities, available for sale	328,853	2.05	167,275	4.20	(72)
FHLB stock	17,717	--	10,326	--	--
Total interest-earning assets	$1,289,717	3.49%	$756,308	4.70%	$2,358

The yield on interest-earning assets declined in the first quarter of fiscal year 2011 compared to 2010 due to the mix of assets shifting to cash and securities from loans. The average yield on loans improved to 6.03% in the first quarter of fiscal year 2011 due to the LibertyBank Acquisition. The yield on investment securities and mortgage-backed securities were lower in 2011 as securities purchased over the last 12 months have diluted the average yield of the securities portfolio. As noted earlier, the weighted average yield of securities purchased in the first quarter of fiscal year 2011 was 2.17%.

Interest Expense. Interest expense increased $425,000, to $2.9 million for the three months ended December 31, 2010, from $2.5 million for the three months ended December 31, 2009, primarily due to certificate of deposits assumed in the LibertyBank Acquisition, which were partially offset by the reduction in FHLB advances discussed above. The following table details average balances, cost of funds and the change in interest expense:

	For the Three Months Ended December 31,
	2010		2009		Increase (Decrease) In Interest And Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(dollars in thousands)
Savings deposits	$71,884	0.37%	$42,439	0.65%	$(2)
Interest-bearing demand deposits	230,898	0.50	103,772	0.60	132
Money market deposits	175,830	0.63	77,224	1.07	68
Certificates of deposit	530,780	1.23	225,507	2.20	394
FHLB advance and other borrowings	66,422	4.00	78,496	4.23	(167)
Total interest-bearing liabilities	$1,075,814	1.09%	$527,438	1.90%	$425

Provision for Loan Losses. A provision for loan losses of $3.0 million was recorded for the quarter ended December 31, 2010, compared to $700,000 for the same period of the prior year and $3.9 million for the linked quarter. A provision of $2.1 million was recorded during the first quarter of fiscal year 2011 related to covered loans. We recorded an indemnification recovery of $2.0 million during the first quarter of fiscal year 2011 in noninterest income related to that provision on covered loans. No provision for loan losses was recorded on the LibertyBank loan portfolio during the first quarter of fiscal year 2011.

While we believe the estimates and assumptions used in our determination of the adequacy of the allowance for loan losses are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact the Company’s financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $3.4 million to $6.3 million for the quarter ended December 31, 2010, compared to $2.9 million for the same quarter a year ago and declined $2.1 million when compared to the linked quarter. The change in the current quarter compared to the linked quarter was primarily due to the $3.2 million bargain purchase gain posted in the previous quarter related to the LibertyBank Acquisition that was offset somewhat by a $1.0 million increase in the recovery of the provision for loan losses on covered loans in the first quarter of 2011. Other noninterest income for the first quarter of fiscal year 2011 includes $922,000 of accretable income related to the FDIC indemnification asset.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Three Months Ended December 31,		Increase/(Decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)
Service charges and fees	$2,459	$2,264	$195	8.61%
Gain on sale of loans	348	183	165	90.16
Increase in cash surrender value of life insurance	105	107	(2)	(1.87)
FDIC indemnification recovery	1,996	-	1,996	n/a
Other	1,395	321	1,074	334.58
Total noninterest income	$6,303	$2,875	3,428	119.23%

Service charges and fees increased $195,000, or 8.6% during the most recent quarter, compared to the same quarter of last year primarily due to the increase in accounts assumed in the LibertyBank Acquisition. Due to recently enacted regulations, fees from overdrafts (excluding the impact of the LibertyBank Acquisition) declined $887,000, or 55%, in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010. Total fees from overdrafts declined $218,000, or 18%, from the linked quarter.

Noninterest Expense. Noninterest expense for the quarter ended December 31, 2010, increased $4.7 million, or 52.14%, to $13.8 million from $9.1 million for the comparable period a year earlier.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Three Months Ended December 31,		Increase/(Decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)
Compensation and benefits	$7,094	$4,617	$2,477	53.65%
Occupancy and equipment	1,845	1,064	781	73.40
Data processing	1,177	800	377	47.13
Advertising	213	260	(47)	(18.08)
Postage and supplies	254	166	88	53.01
Professional services	718	479	239	49.90
Insurance and taxes	1,049	558	491	87.99
Amortization of intangibles	195	--	195	n/a
Provision for real estate owned	675	801	(126)	(15.73)
Other	599	338	261	77.22
Total noninterest expense	$13,819	$9,083	$4,736	52.14%

Noninterest expense was higher during the most recent quarter compared to the same period in fiscal year 2010 primarily as a result of the LibertyBank Acquisition. Excluding the expenses related to operations acquired from LibertyBank, noninterest expense decreased approximately $291,000 from the same quarter last year. We anticipate direct operating expenses will continue to be above normalized levels until the conversion and full integration of the operations of LibertyBank, which is currently scheduled to occur in March 2011.

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

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and FHLB advances. These sources of funds are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At December 31, 2010, certificates of deposit totaled $492.0 million, or 44.5% of total deposits, including $345.4 million that are scheduled to mature by December 31, 2011. We believe our current liquidity position and anticipated operating results are sufficient to fund known, existing commitments and activity levels.

At December 31, 2010, the Bank maintained a line of credit with the FHLB of Seattle equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2010, the Bank was in compliance with the collateral requirements and $177.0 million of the line of credit was available. The Bank is highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet our growth plans or to meet short and long-term liquidity demands.

The increase in liquidity over the last twelve months was primarily attributable to the LibertyBank Acquisition, as the Company received $313.9 million from the FDIC in connection with this acquisition and assumed $59.2 million of cash held by LibertyBank on the acquisition date. Funds obtained from the acquisition of LibertyBank in the fourth quarter of fiscal year 2010 were invested in securities during the first quarter of fiscal year 2011. We will continue to invest excess cash in medium-term securities in fiscal 2011, but will also conserve some liquidity in order to meet the demand of maturing certificates of deposit assumed in the LibertyBank Acquisition and to provide flexibility should we acquire additional banks.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2010:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$3,806
Adjustable rate	4,140
Undisbursed balance of loans closed	5,437
Unused lines of credit	88,393
Commercial letters of credit	932
Total	$102,708

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2010, the Bank exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at December 31, 2010, were as follows: Tier 1 capital 10.57%; Tier 1 (core) risk-based capital 25.34%; and total risk-based capital 26.61%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

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

In recent years, the Company has primarily utilized the following strategies in its efforts to manage interest rate risk:

▪	Reduced our reliance on long-term, fixed-rate one-to-four family residential loans by originating nearly all of these loans for sale in the secondary market;
▪	Increased originations of adjustable-rate commercial and commercial real estate loans;
▪
Reduced our reliance on higher-rate certificates of deposit and FHLB borrowings by focusing on core deposit growth, including checking and savings accounts that are less-sensitive to interest rate changes and have longer average lives than certificates of deposit.

Management employs various strategies to manage the Company’s interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At December 31, 2010, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2010 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing. These controls primarily relate to the accounting and reporting for acquired loans, which is highly subjective and requires significant estimation of future events. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

None.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction(1)
2.2	Purchase and Assumption Agreement for LibertyBank Transaction(2)
3.1	Articles of Incorporation of the Registrant (3)
3.2	Bylaws of the Registrant (3)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams(9)
10.2	Amended Severance Agreement with Eric S. Nadeau(9)
10.3	Amended Severance Agreement with Steven D. Emerson(9)
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (4)
10.6	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (3)
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (3)
10.8
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (3)

10.9	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (3)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Len E. Williams(9)

10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with Eric S. Nadeau(9)
10.12	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Steven D. Emerson(9)
10.14	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (5)
10.15	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (5)
10.15	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (6)
10.16	Transition Agreement with Daniel L. Stevens (7)
10.17	2008 Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
     ______
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2009
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2009
(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-146289)
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006
(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
      *    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Home Federal Bancorp, Inc.

Date: February 9, 2011	/s/ Len E. Williams
Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2011	/s/ Eric S. Nadeau
Eric S. Nadeau
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act