Form 10-Q
period 2011-03-31
Home Federal Bancorp, Inc.
filed 2011-05-09
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 001-33795

HOME FEDERAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	68-0666697
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

500 12th Avenue South, Nampa, Idaho	83651
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(208) 466-4634

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 16,561,816 shares outstanding as of May 5, 2011.

HOME FEDERAL BANCORP, INC.
FORM 10-Q

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)
	March 31, 2011	September 30, 2010
ASSETS
Cash and equivalents	$195,720	$416,426
Investments available for sale, at fair value	439,692	275,180
Loans and leases receivable, net of allowance for loan and lease losses of $14,281 and $15,432	531,130	620,493
Loans held for sale	671	5,135
Accrued interest receivable	3,036	2,694
FDIC indemnification receivable, net	74,518	64,574
Bank owned life insurance	12,643	12,437
Real estate and other property owned	24,577	30,481
FHLB stock, at cost	17,717	17,717
Core deposit intangible	3,590	3,971
Property and equipment, net	28,294	27,955
Other assets	3,942	5,798
TOTAL ASSETS	$1,335,530	$1,482,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$135,572	$138,300
Interest-bearing demand	235,428	225,794
Money market	177,790	180,454
Savings	80,421	69,079
Certificates	444,648	576,035
Total deposit accounts	1,073,859	1,189,662
Advances by borrowers for taxes and insurance	1,006	4,658
Interest payable	490	631
FHLB advances and other borrowings	53,302	67,622
Deferred compensation	5,680	5,583
Deferred income tax liability, net	1,577	2,211
Other liabilities	1,408	7,406
Total liabilities	1,137,322	1,277,773
STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized;
issued and outstanding, none	-	-
Common stock, $.01 par value; 90,000,000 authorized;
issued and outstanding:	166	167
Mar. 31, 2011 - 17,506,997 issued; 16,562,213 outstanding
Sept. 30, 2010 – 17,460,311 issued, 16,687,561 outstanding
Additional paid-in capital	151,580	152,682
Retained earnings	52,676	56,942
Unearned shares issued to employee stock ownership plan	(8,136)	(8,657)
Accumulated other comprehensive income	1,922	3,954
Total stockholders’ equity	198,208	205,088
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,335,530	$1,482,861

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data) (Unaudited)	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Interest and dividend income:
Loans, including fees	$8,395	$7,033	$17,741	$4,136
Investment securities	2,256	1,618	3,942	3,352
Other interest and dividends	134	87	345	136
Total interest and dividend income	10,785	8,738	22,028	17,624
Interest expense:
Deposits	1,692	1,674	3,958	3,348
FHLB advances and other borrowings	558	762	1,222	1,593
Total interest expense	2,250	2,436	5,180	4,941
Net interest income	8,535	6,302	16,848	12,683
Provision for loan losses	3,000	2,375	6,000	3,075
Net interest income after provision for loan losses	5,535	3,927	10,848	9,608
Noninterest income:
Service charges and fees	2,232	2,146	4,692	4,410
Gain on sale of loans	187	125	536	308
Increase in cash surrender value of bank owned life insurance	101	104	206	211
FDIC indemnification recovery	2,850	--	4,846	--
Other, net	724	94	2,117	415
Total noninterest income	6,094	2,469	12,397	5,344
Noninterest expense:
Compensation and benefits	7,181	4,689	14,274	9,306
Occupancy and equipment	1,877	980	3,723	2,044
Data processing	950	797	2,127	1,597
Advertising	262	282	475	542
Postage and supplies	349	177	603	343
Professional services	1,036	505	1,754	984
Insurance and taxes	1,026	480	2,076	1,038
Amortization of Intangibles	186	--	381	--
Provision for losses on real estate and other property owned	357	1,290	1,032	2,091
Other	499	360	1,097	698
Total noninterest expense	13,723	9,560	27,542	18,643
Loss before income taxes	(2,094)	(3,164)	(4,297)	(3,691)
Income tax benefit	(892)	(1,233)	(1,763)	(1,451)
Loss before extraordinary item	(1,202)	(1,931)	(2,534)	(2,240)
Extraordinary gain on acquisition, less income taxes of $195	--	305	--	305
Net loss	$(1,202)	$(1,626)	$(2,534)	$(1,935)

Loss per common share before extraordinary item:
Basic	$(0.08)	$(0.12)	$(0.16)	$(0.14)
Diluted	(0.08)	(0.12)	(0.16)	(0.14)
Loss per common share after extraordinary item:
Basic	$(0.08)	$(0.10)	$(0.16)	$(0.12)
Diluted	(0.08)	(0.10)	(0.16)	(0.12)
Weighted average number of shares outstanding:
Basic	15,648,721	15,481,827	15,656,159	15,464,699
Diluted	15,648,721	15,481,827	15,656,159	15,464,699

Dividends declared per share:	$0.055	$0.055	$0.110	$0.110

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data) (Unaudited)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan (“ESOP”)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at September 30, 2009	16,698,168	$167	$150,782	$64,483	$(9,699)	$3,932	$209,665
Restricted stock forfeited, net of new issuance	(25,607)	-	-				-
ESOP shares committed to be released			444		1,042		1,486
Exercise of stock options	15,000		161				161
Share-based compensation			1,279				1,279
Tax adjustment from equity compensation plans			16				16
Dividends paid ($0.220 per share)				(3,450)			(3,450)
Comprehensive income (loss):
Loss before extraordinary item				(4,396)			(4,396)
Extraordinary gain, net of tax				305			305
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes of $(49)						82	82
Adjustment for realized gains, net of taxes of $38						(60)	(60)
Comprehensive loss							(4,069)
Balance at September 30, 2010	16,687,561	167	152,682	56,942	(8,657)	3,954	205,088
Shares issued, net of forfeitures	30,666	-	-				-
ESOP shares committed to be released			128		521		649
Exercise of stock options	46,686	1	492				493
Share-based compensation			416				416
Dividends paid ($0.11 per share)				(1,732)			(1,732)
Stock Repurchase	(202,700)	(2)	(2,138)				(2,140)
Comprehensive income:
Net loss				(2,534)			(2,534)
Other comprehensive income:
Change in unrealized holding gain on securities available for sale, net of taxes of ($1,408)						(2,032)	(2,032)
Comprehensive loss							(4,566)
Balance at March 31, 2011	16,562,213	$166	$151,580	$52,676	$(8,136)	$1,922	$198,208

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Six Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,534)	$(1,935)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,174	1,023
Amortization of core deposit intangible	381	-
Accretion of FDIC indemnification receivable	(1,571)	-
Net amortization of premiums and discounts on investments	2,925	206
(Gain) Loss on sale of fixed assets and repossessed assets	(398)	33
ESOP shares committed to be released	649	714
Share-based compensation	416	624
Provision for loan losses	6,000	3,075
Provision for losses on real estate and other property owned	1,032	2,091
Accrued deferred compensation expense, net	97	94
Net deferred loan fees	(230)	4
Deferred income tax benefit	773	65
Net gain on sale of loans	(536)	(308)
Proceeds from sale of loans held for sale	19,595	13,068
Originations of loans held for sale	(14,596)	(14,078)
Increase in cash surrender value of bank owned life insurance	(206)	(211)
Change in assets and liabilities:
Interest receivable	(342)	359
Other assets	(4,933)	(3,512)
Interest payable	(141)	3
Other liabilities	(5,998)	(3,540)
Net cash used by operating activities	1,557	(2,225)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of mortgage-backed securities available for sale	45,290	21,485
Purchase of securities available for sale	(232,938)	(14,762)
Proceeds from maturities and calls of securities available for sale	16,773	6,000
Reimbursement of loan losses under loss share agreement	-	15,317
Purchases of property and equipment	(1,548)	(7,059)
Net decrease in loans	72,047	22,101
Proceeds from sale of fixed assets and real estate and other property owned	15,268	9,113
Net cash provided (used) by investing activities	(85,108)	52,195

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(115,803)	40,042
Net decrease in advances by borrowers for taxes and insurance	(3,652)	(81)
Repayment of FHLB advances	(10,602)	(10,890)
Net proceeds from (repayments of) other borrowings	(3,719)	1,451
Proceeds from exercise of stock options	493	161
Repurchase of common stock	(2,140)
Dividends paid	(1,732)	(1,725)
Net cash used by financing activities	(137,155)	28,958
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(220,706)	78,928
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	416,426	49,953
CASH AND CASH EQUIVALENTS, END OF PERIOD	$195,720	$128,881

(Continued)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Six months Ended March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,321	$4,938
Taxes	(159)	(700)

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$12,978	$6,327
Fair value adjustment to securities available for sale, net of taxes	(2,032)	(472)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”), which is headquartered in Nampa, Idaho. The financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and six month periods ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

Certain information and note disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (“2010 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on December 14, 2010.

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

Acquired Loans. On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to acquire certain assets and assume deposits and certain other liabilities of Community First Bank, a full-service commercial bank headquartered in Prineville, Oregon (“CFB Acquisition”). Under the loss sharing agreements, the FDIC has agreed to reimburse Home Federal Bank for 80% of losses and certain related expenses up to $34.0 million, and 95% of losses that exceed that amount. Loans acquired in the CFB Acquisition were valued as of the acquisition date in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, which has since been superseded by Accounting Standards Codification Topic (“ASC”) 805 [formerly SFAS No. 141(R)]. The Company was not permitted to adopt ASC 805 prior to its effective date, which was October 1, 2009. ASC 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans purchased in the CFB Acquisition that were accounted for under ASC 310-30, management determined the value of the loan portfolio based on work provided by an appraiser.  Factors considered in the valuation were projected cash flows for the loans, the type of loan and related collateral, classification status and current discount rates. Loans purchased in the CFB Acquisition accounted for under ASC 310-30 were not aggregated into pools and are accounted for on a loan-by-loan basis. An allowance for loan losses was established for loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30.

On July 30, 2010, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to acquire certain assets and assume all of the deposits and certain other liabilities of LibertyBank, a full service commercial bank headquartered in Eugene, Oregon (“LibertyBank Acquisition”). Under the loss sharing agreements, the FDIC has agreed to reimburse the Bank for 80% of losses and certain related expenses. See Note 3 to the Selected Notes to the Consolidated Financial Statements for additional information on the LibertyBank Acquisition. Loans purchased in the LibertyBank Acquisition are valued as of acquisition date in accordance with ASC 805. Further, the Company elected to account for all loans purchased in the LibertyBank Acquisition within the scope of ASC 310-30. Under ASC 805 and ASC 310-30, loans purchased in the LibertyBank Acquisition were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date, unlike the loans purchased in the CFB Acquisition, which are accounted for under previous accounting guidance as described above. In situations where loans have similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans purchased in the LibertyBank Acquisition into 22 different pools, based on common risk characteristics such as loan classification, loan structure, nonaccrual status and collateral type.

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

Loans and foreclosed and repossessed assets purchased in the CFB and Liberty Bank Acquisitions that are subject to the loss sharing agreements are referred to herein as “covered loans” and “covered assets.” Loans and foreclosed and repossessed assets organically originated or purchased loans not subject to loss sharing agreements are referred to herein as “noncovered loans” and “noncovered assets.”

FDIC Indemnification Receivable. As noted above, in conjunction with the CFB Acquisition and the LibertyBank Acquisition, the Bank entered into loss sharing agreements with the FDIC. At each acquisition date the Company elected to account for amounts receivable under the loss sharing agreements as an indemnification asset. Subsequent to the acquisitions, changes in the value of the indemnification asset are based upon the estimated losses in the covered assets purchased in the acquisitions. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and is the present value of the cash flows the Company expects the Bank to collect from the FDIC under the loss sharing agreements. The difference between the present value and the undiscounted cash flow the Company expects the Bank to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification receivable.

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

Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of cost or fair value at the date of foreclosure minus estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The valuation allowance is established based on our historical realization of losses and adjusted for current market trends.

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

Note 3 – Acquisition of LibertyBank

As noted above, on July 30, 2010, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to assume all of the deposits and certain other liabilities and acquire certain assets of LibertyBank, headquartered in Eugene, Oregon. LibertyBank operated fifteen locations in central and western Oregon.  The LibertyBank Acquisition consisted of assets with a preliminary fair value estimate on the acquisition date of approximately $690.6 million, including $373.1 million of cash and cash equivalents, $197.6 million of loans and leases and $34.7 million of securities. Liabilities with a preliminary fair value estimate of $688.6 million were also assumed, including $682.6 million of deposits. The LibertyBank Acquisition has been incorporated prospectively in the Company’s financial statements; therefore, year over year results of operations may not be comparable.

Under the loss sharing agreements, the FDIC has agreed to reimburse the Bank for 80% of losses on purchased real estate owned (“REO”), nearly all of the loans and leases purchased in the LibertyBank Acquisition. Loans and  foreclosed and repossessed assets purchased in all FDIC-assisted acquisitions (including the CFB Acquisition) that are subject to the loss sharing agreements are referred to herein as “covered loans” and “covered assets.” Loans and foreclosed and repossessed assets organically originated or purchased loans not subject to loss sharing agreements are referred to herein as “noncovered loans” and “noncovered assets.”

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Net loss	$(1,202)	$(1,626)	$(2,534)	$(1,935)
Allocated to participating securities	12	24	28	32
Net loss allocated to common shareholders	(1,190)	(1,602)	(2,506)	(1,903)
Extraordinary gain, net of taxes	-	305	-	305
Net loss allocated to common stock before extraordinary gain	$(1,190)	$(1,907)	$(2,506)	$(2,208)

Weighted average common shares outstanding, including shares considered participating securities	15,803,662	15,721,805	15,835,515	15,723,760
Less: Average participating securities	(154,941)	(239,978)	(179,356)	(259,061)
Weighted average shares	15,648,721	15,481,827	15,656,159	15,464,699
Net effect of dilutive restricted stock	-	-	-	-
Weighted average shares and common stock equivalents	15,648,721	15,481,827	15,656,159	15,464,699
Basic loss per common share before extraordinary item	$(0.08)	$(0.12)	$(0.16)	$(0.14)
Basic loss per common share after extraordinary item	(0.08)	(0.10)	(0.16)	(0.12)
Diluted loss per common share before extraordinary item	(0.08)	(0.12)	(0.16)	(0.14)
Diluted loss per common share after extraordinary item	(0.08)	(0.10)	(0.16)	(0.12)

Options excluded from the calculation due to their anti-dilutive effect on EPS	895,460	873,324	895,460	873,324

Note 5 - Investment securities

Investment securities available for sale consisted of the following at the dates indicated:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2011
Obligations of U.S. Government Sponsored Enterprises (“GSE”)	$89,947	$102	$(1,097)	$88,952
Obligations of states and political subdivisions	13,613	52	(526)	13,139
Corporate note, FDIC-guaranteed	1,015	3	--	1,018
Mortgage-backed securities, GSE-issued	331,567	6,009	(1,378)	336,198
Mortgage-backed securities, private label	403	--	(18)	385
Total	$436,545	$6,166	$(3,019)	$439,692

September 30, 2010
Obligations of U.S. GSE	$51,844	$255	$(77)	$52,022
Obligations of states and political subdivisions	6,786	86	(83)	6,789
Corporate note, FDIC-guaranteed	1,022	3	--	1,025
Mortgage backed securities, GSE-issued	208,492	6,692	(264)	214,920
Mortgage backed securities, private label	449	--	(25)	424
Total	$268,593	$7,036	$(449)	$275,180

Mortgage-backed securities are comprised of fixed and variable-rate residential mortgages.

The fair value of impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed for the periods indicated were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2011
Obligations of U.S. GSE	$68,437	$(1,097)	$--	$--	$68,437	$(1,097)
Obligations of states and political subdivisions	11,582	(526)	--	--	11,582	(526)
Mortgage-backed securities, GSE-issued	157,143	(1,378)	--	--	157,143	(1,378)
Mortgage-backed securities, private label	--	-	384	(18)	384	(18)
Total	$237,162	$(3,001)	$384	$(18)	$237,546	$(3,019)

September 30, 2010
Obligations of U.S. GSE	$14,111	$(77)	$--	$--	$14,111	$(77)
Obligations of states and political subdivisions	3,674	(83)	--	--	3,674	(83)
Mortgage-backed securities, GSE-issued	50,997	(264)	--	--	50,997	(264)
Mortgage-backed securities, private label	424	(25)	--	--	424	(25)
Total	$69,206	$(449)	$--	$--	$69,206	$(449)

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

As of March 31, 2011, and September 30, 2010, the Bank pledged investment securities for the following obligations:

	March 31, 2011		September 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
FHLB borrowings	$42,081	$44,348	$51,174	$54,309
Treasury, tax and loan funds at the Federal Reserve Bank	3,093	3,211	3,767	3,916
Repurchase agreements	11,460	12,115	17,784	18,804
Deposits of municipalities and pubic units	19,795	20,928	19,977	21,106
Total	$76,429	$80,602	$92,702	$98,135

The contractual maturities of investment securities available for sale are shown below. Expected maturities may differ from the contractual maturities of such securities because borrowers have the right to prepay obligations without prepayment penalties.
	March 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$5,102	$5,108
Due after one year through five years	70,564	69,843
Due after five years through ten years	99,325	100,330
Due after ten years	261,554	264,411
Total	$436,545	$439,692

Note 6 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized by collateral type as follows:

	March 31, 2011		September 30, 2010
	Balance	Percent of Gross	Balance	Percent of Gross
	(dollars in thousands)
Real estate:
One-to-four family residential	$141,514	25.92%	$157,574	24.75%
Multi-family residential	20,115	3.68	20,759	3.26
Commercial	214,573	39.30	228,643	35.92
Total real estate	376,202	68.90	406,976	63.93

Real estate construction:
One- to four-family residential	7,877	1.44	24,707	3.88
Multi-family residential	2,523	0.46	2,657	0.42
Commercial and land development	22,744	4.17	21,190	3.33
Total real estate construction	33,144	6.07	48,554	7.63

Consumer:
Home equity	52,605	9.63	56,745	8.91
Automobile	1,129	0.21	1,466	0.23
Other consumer	6,210	1.14	7,762	1.22
Total consumer	59,944	10.98	65,973	10.36

Commercial business	72,220	13.22	108,051	16.97
Leases	4,540	0.83	6,999	1.10
Gross loans	546,050	100.00%	636,553	100.00%

Deferred loan fees	(639)		(628)
Allowance for loan losses	(14,281)		(15,432)
Loans receivable, net	$531,130		$620,493

The following tables present loans at their recorded investment. Recorded investment includes the unpaid principal balance or the carrying amount of loans plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was $1.2 million and $1.5 million as of March 31, 2011 and September 30, 2010 respectively.

The following table presents the recorded investment in nonperforming loans and an aging of performing loans by class as of March 31, 2011:

	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
	(in thousands)
Noncovered loans:
One-to-four family residential	$3,843	$-	$3,843	$2,674	$1,012	$115,846	$123,375
Multi-family residential	-	-	-	-	-	9,810	9,810
Commercial real estate	8,777	-	8,777	-	-	134,526	143,303
Total real estate	12,620	-	12,620	2,674	1,012	260,183	276,488
One-to-four family residential construction	-	-	-	-	-	7,357	7,357
Multi-family residential construction	-	-	-	-	-	1,526	1,526
Commercial and land development	3,136	-	3,136	-	-	4,644	7,780
Total real estate construction	3,136	-	3,136	-	-	13,527	16,663
Home equity	1,135	-	1,135	52	-	37,472	38,659
Automobile	17	-	17	-	-	694	711
Other consumer	1	-	1	-	-	4,411	4,412
Total consumer	1,153	-	1,153	52	-	42,577	43,782
Commercial business	1,174	-	1,174	-	-	6,186	7,360
Leases	-	-	-	-	-	344	344
Total noncovered loans	18,082	-	18,082	2,726	1,012	322,817	344,637

Covered loans:
One-to-four family residential	1,050	-	1,050	-	-	17,252	18,302
Multi-family residential	2,942	-	2,942	-	-	7,362	10,304
Commercial real estate	9,378	-	9,378	-	-	61,892	71,270
Total real estate	13,370	-	13,370	-	-	86,506	99,876
One-to-four family residential construction	-	-	-	-	-	520	520
Multi-family residential construction	998	-	998	-	-	0	998
Commercial and land development	5,056	-	5,056	470	-	9,437	14,963
Total real estate construction	6,054	-	6,054	470	-	9,957	16,481
Home equity	39	-	39	-	241	13,838	14,118
Automobile	7	-	7	-	1	410	418
Other consumer	26	-	26	-	-	1,797	1,823
Total consumer	72	-	72	-	242	16,045	16,359
Commercial Business	697	-	697	-	-	64,395	65,092
Leases	-	-	-	-	-	4,196	4,196
Total covered loans	20,193	-	20,193	470	242	181,099	202,004

Total gross loans	$38,275	$-	$38,275	$3,196	$1,254	$503,916	$546,641

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

Watch: Loans that possess some reason for additional management oversight, such as correctable documentation deficiencies, recent financial setbacks, deteriorating financial position, industry concerns, and failure to perform on other borrowing obligations. Loans with this classification are to be monitored in an effort to correct deficiencies and upgrade the credit if warranted. At the time of this classification, they are not believed to expose the Bank to significant risk.

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

Loans not meeting the criteria above are considered to be Pass rated loans. As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
	(in thousands)
Noncovered loans:

One-to-four family residential	$118,084	$80	$-	$5,211	$-	$123,375
Multi-family residential	5,533	1,702	1,027	1,548	-	9,810
Commercial real estate	87,545	8,777	22,096	24,885	-	143,303
Total real estate	211,162	10,559	23,123	31,644	-	276,488
One-to-four family residential construction	7,357	-	-	-	-	7,357
Multi-family residential construction	-	-	915	611	-	1,526
Commercial and land development	2,488	-	1,957	3,335	-	7,780
Total real estate construction	9,845	-	2,872	3,946	-	16,663
Home equity	37,600	-	39	1,020	-	38,659
Automobile	699	3	-	9	-	711
Other consumer	4,265	59	-	88	-	4,412
Total consumer	42,564	62	39	1,117	-	43,782
Commercial business	5,412	313	168	1,467	-	7,360
Leases	344	-	-	-	-	344
Total noncovered loans	269,327	10,934	26,202	38,174	-	344,637

Covered loans:

One-to-four family residential	4,875	353	1,590	11,484	-	18,302
Multi-family residential	7,299	-	-	3,005	-	10,304
Commercial real estate	38,510	1,421	8,192	23,147	-	71,270
Total real estate	50,684	1,774	9,782	37,636	-	99,876
One-to-four family residential construction	324	-	-	196	-	520
Multi-family residential construction	-	-	-	998	-	998
Commercial and land development	3,617	123	1,831	9,392	-	14,965
Total real estate construction	3,941	123	1,831	10,586	-	16,481
Home equity	13,427	496	-	195	-	14,118
Automobile	411	-	-	7	-	418
Other consumer	1,740	5	34	44	-	1,823
Total consumer	15,578	501	34	246	-	16,359
Commercial business	47,773	2,370	3,001	11,948	-	65,092
Leases	3,869	-	154	173	-	4,196
Total covered loans	121,845	4,768	14,802	60,589	-	202,004
Total gross loans	$391,172	$15,702	$41,004	$98,763	$-	$546,641

A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement with the borrower.  The following table summarizes impaired loans at March 31, 2011, and September 30, 2010:

	March 31, 2011	September 30, 2010
	(in thousands)
Impaired loans with related specific allowance	$11,345	$9,294
Impaired loans with no related allowance	14,857	6,197
Total impaired loans	$26,202	$15,491

Specific allowance on impaired loans	$2,881	$2,521

The average balance of impaired loans was $25.7 million and $23.9 million for the three months ended March 31, 2011 and 2010, respectively, and was $24.6 million and $21.0 million for the six months ended March 31, 2011 and 2010, respectively. Interest income recorded on impaired loans was immaterial during those periods.

The following table presents loans deemed impaired by class of loans as of and during the three months ended March 31, 2011:

			Allowance
	Unpaid		For Loan	Average
	Principal	Recorded	Losses	Recorded
	Balance	Investment	Allocated	Investment
	(in thousands)
Covered Loans
With no related allowance recorded:
One-to-four family residential	$270	$189	$-	$191
Multi-family residential	930	953	-	964
Commercial real estate	6,899	6,819	-	6,084
Commercial and land development	1,850	1,876	-	1,661
Commercial business and leases	471	415	-	449
Total covered loans with no related allowance	10,420	10,252	-	9,349

Noncovered Loans
With no related allowance recorded:
One-to-four family residential	1,024	1,030	-	845
Commercial real estate	2,770	2,770	-	2,514
Commercial and land development	677	677	-	688
Home equity	85	85	-	51
Automobile	-	-	-	5
Commercial business and leases	43	43	-	246
Total noncovered loans with no related allowance	4,599	4,605	-	4,349

With an allowance recorded:
One-to-four family residential	1,608	1,609	(428)	2,227
Commercial real estate	6,007	6,007	(1,291)	6,242
Commercial and land development	2,469	2,469	(535)	2,482
Home equity	129	129	(119)	130
Commercial business and leases	1,131	1,131	(508)	959
Total noncovered loans with an allowance recorded	11,344	11,345	(2,881)	12,040

Total impaired loans	$26,363	$26,202	$(2,881)	$25,738

Troubled debt restructurings totaled $11.4 million and $10.1 million at March 31, 2011 and September 30, 2010, respectively, and are included in the impaired loan disclosures above. Of these amounts, $4.5 million and $4.7 million were covered under loss share agreements with the FDIC at March 31, 2011 and September 30, 2010 respectively. There were no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011, and September 30, 2010:

	March 31, 2011						September 30, 2010
	Allowance for loan losses			Recorded investment			Allowance for loan losses			Recorded investment
	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality
	(in thousands)
Noncovered loans(1):
One-to-four family residential	$428	$1,688	$-	$2,639	$120,736	$-	$1,192	$1,973	$-	$3,098	$133,948	$-
Commercial and multifamily	1,291	4,287	-	8,777	144,336	-	227	4,961	-	2,215	153,107	-
Real estate construction	535	493	-	3,146	13,517	-	811	616	-	3,409	13,997	-
Home equity	119	1,395	-	214	38,445	-	-	1,517	-	-	40,859	-
Consumer	-	94	-	-	2,208	2,915	-	138	-	-	2,241	4,115
Commercial business	508	129	-	1,174	6,087	99	291	179	-	500	9,173	815
Leases	-	-	-	-	344	-	-	-	-	-	408	-
Total noncovered loans	2,881	8,086	-	15,950	325,673	3,014	2,521	9,384	-	9,222	353,733	4,930

Covered loans(2):
One-to-four family residential	-	77	-	189	3,603	14,510	-	2,311	-	-	4,112	16,333
Commercial and multifamily	-	2,055	-	7,772	24,826	48,976	-	-	-	-	37,172	56,909
Real estate construction	-	500	-	1,876	2,424	12,181	-	448	-	-	6,940	24,207
Home equity	-	254	-	-	6,108	8,010	-	-	-	-	6,195	9,930
Consumer	-	41	-	-	1,754	487	-	248	-	-	2,116	-
Commercial business	-	387	-	415	6,990	57,687	-	520	-	-	16,502	89,135
Leases	-	-	-	-	4,196	-	-	-	-	-	-	-
Total covered loans	-	3,314	-	10,252	49,901	141,851	-	3,527	-	-	73,037	196,514
Total gross loans	$2,881	$11,400	$-	$26,202	$375,574	$144,865	$2,521	$12,911	$-	$9,222	$426,770	$201,444

(1)	Loans directly originated by the Bank or purchased in FDIC-assisted acquisitions that are not covered under loss sharing agreements.
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

Activity in the allowance for loan losses for the three and six months ended March 31, 2010 was as follows:

	For the Three Months Ended March 31,	For the Six Months Ended March 31,
	2010	2010
	(in thousands)
Beginning balance	$28,141	$28,735
Provision for loan losses	2,375	3,075
Losses on loans charged-off	(2,821)	(4,185)
Recoveries on loans charged-off	84	154
Ending balance	$27,779	$27,779

Activity in the allowance for loan losses for the three months ended March 31, 2011 was as follows:

	As of				As of
Noncovered Loans:	December 31, 2010	Provision	Charge-Offs	Recoveries	March 31, 2011
			(in thousands)
One-to-four family residential	$2,210	$319	$(517)	$104	$2,116
Multi-family residential	-	-	-	-	-
Commercial real estate	6,536	(660)	(328)	30	5,578
One-to-four family residential construction	481	(60)	-	-	421
Multi-family residential construction	49	23	-	-	72
Commercial and land development	427	250	(150)	8	535
Home equity	1,356	285	(183)	56	1,514
Automobile	2	28	-	-	30
Other consumer	52	29	(18)	1	64
Commercial business	851	(214)	-	-	637
Leases	-	-	-	-	-
Total noncovered loans	11,964	-	(1,196)	199	10,967

Covered Loans:

One-to-four family residential	70	91	(85)	1	77
Multi-family residential	-	-	-	-	-
Commercial real estate	2,010	1,111	(1,066)	-	2,055
One-to-four family residential construction	3	-	-	-	3
Multi-family residential construction	-	-	-	-	-
Commercial and land development	450	1,993	(2,465)	519	497
Home equity	421	(399)	(23)	1	-
Automobile	-	254	-	-	254
Other consumer	49	(15)	(3)	10	41
Commercial business	442	(35)	(24)	4	387
Leases	-	-	-	-	-
Total covered	3,445	3,000	(3,666)	535	3,314

Total	$15,409	$3,000	$(4,862)	$734	$14,281

Activity in the allowance for loan losses for the six months ended March 31, 2011 was as follows:

	As of				As of
Noncovered Loans:	September 30, 2010	Provision	Charge-Offs	Recoveries	March 31, 2011
			(in thousands)
One-to-four family residential	$3,165	$(51)	$(1,304)	$306	$2,116
Multi-family residential	-	-	-	-	-
Commercial real estate	5,188	718	(365)	37	5,578
One-to-four family residential construction	1,427	(938)	(78)	10	421
Multi-family residential construction	-	72	-	-	72
Commercial and land development	-	291	(150)	394	535
Home equity	1,517	836	(900)	61	1,514
Automobile	-	30	-	-	30
Other consumer	138	(54)	(25)	5	64
Commercial business	470	165	-	2	637
Leases	-	-	-	-	-
Total noncovered loans	11,905	1,069	(2,822)	815	10,967

Covered Loans:

One-to-four family residential	2,311	(2,038)	(197)	1	77
Multi-family residential	-	-	-	-	-
Commercial real estate	-	3,819	(1,782)	18	2,055
One-to-four family residential construction	448	(445)	-	-	3
Multi-family residential construction	-	-	-	-	-
Commercial and land development	-	3,561	(3,612)	548	497
Home equity	-	22	(23)	1	-
Automobile	-	254	-	-	254
Other consumer	248	(184)	(33)	10	41
Commercial business	520	(58)	(82)	7	387
Leases	-	-	-	-	-
Total covered loans	3,527	4,931	(5,729)	585	3,314

Total	$15,432	$6,000	$(8,551)	$1,400	$14,281

The Bank has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. At the acquisition date, management estimated the fair value of the acquired loan portfolios which represented the expected cash flows from the portfolio discounted at a market-based rate. Included in the estimate of fair value was a discount credit adjustment that reflected expected credit losses. In estimating the preliminary fair value, management calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the credit risk in the acquired loan and lease portfolio at the acquisition date. The following table details activity of accretable yield:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Beginning balance of accretable yield	$31,727	$-	$35,163	$-
Accretable yield recognized as interest income	(2,918)	-	(6,354)	-
Ending balance of accretable yield	$28,809	$-	$28,809	$-

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $13.4 million and $20.6 million at March 31, 2011 and September 30, 2010, respectively, all of which were purchased in the CFB Acquisition. There were no transfers from nonaccretable difference to accretable yield on loans during the six month periods ended March 31, 2011 and 2010, respectively.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis at March 31, 2011 and September 30, 2010:

	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2011
Obligations of U.S. GSE	$88,952	$-	$88,952	$-
Obligations of states and political subdivisions	13,139	-	13,139	-
Corporate note, FDIC guaranteed	1,018	-	1,018	-
Mortgage-backed securities, GSE issued	336,198	-	336,198	-
Mortgage-backed securities, private label	385	-	385	-

September 30, 2010
Obligations of U.S. GSE	$52,022	$-	$52,022	$-
Obligations of states and political subdivisions	6,789	-	6,789	-
Corporate note, FDIC guaranteed	1,025	-	1,025	-
Mortgage-backed securities, GSE issued	214,920	-	214,920	-
Mortgage-backed securities, private label	424	-	424	-

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at March 31, 2011 and September 30, 2010:

	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2011
Impaired loans	$8,464	$-	$-	$8,464
Real estate owned	8,033	-	-	8,033

September 30, 2010
Impaired loans	$6,773	$-	$-	$6,773
Real estate owned	8,288	-	-	8,288

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent.  Impaired loans that are collateral dependent and have experienced a write-down in carrying value or have a recognized valuation allowance are included in the table above. Impaired loans whose fair value exceeds the carrying value are excluded from the table above as these loans do not represent assets measured and carried at fair value. Impaired loans, which are measured for impairment using the fair value of the collateral at March 31, 2011, had a carrying amount of $8.5 million, net of specific valuation allowances totaling $2.9 million.  Impaired loans had a carrying amount of $6.8 million, net of specific valuation allowances of $2.5 million at September 30, 2010. The specific valuation allowance required a provision of $493,000 and $1.6 million during the quarters ended March 31, 2011 and March 31, 2010, respectively, and a provision of $1.4 million and $2.4 million during the six months ended March 31, 2011 and 2010, respectively.

Fair value for real estate owned is determined by obtaining appraisals on the properties. The fair value under such appraisals is determined by using an income, cost or comparable sales valuation technique. The fair value is then reduced by management’s estimate for the direct costs expected to be incurred in order to sell the property. Holding costs or maintenance expenses are recorded as period costs when incurred and are not included in the fair value estimate. The impact on earnings as a result of write-downs to REO was $357,000 and $1.3 million for the three months ended March 31, 2011 and 2010, respectively, and was $1.0 million and $2.1 million for the six months ended March 31, 2011 and 2010, respectively. At March 31, 2011, other real estate owned carried at fair value consisted of $4.9 million of land, $2.2 million of commercial real estate properties and $893,000 of single family residential properties.

The estimated fair values of the Company’s financial instruments at March 31, 2011, and September 30, 2010, were as follows:

	March 31, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$195,720	$195,720	$416,426	$416,426
Investment securities	439,692	439,692	275,180	275,180
Loans held for sale	671	671	5,135	5,135
Loans receivable, net	531,130	534,789	613,494	627,764
FDIC indemnification receivable, net	74,518	74,518	64,574	64,574
FHLB stock	17,717	N/A	17,717	N/A
Accrued interest receivable	3,036	3,036	2,694	2,694

Financial liabilities:
Demand and savings deposits	$629,211	$629,211	$613,627	$613,627
Certificates of deposit	444,648	449,220	576,035	584,634
FHLB advances and other borrowings	53,302	55,727	67,622	71,050
Advances by borrowers for taxes and insurance	1,006	1,006	4,658	4,658
Accrued interest payable	490	490	631	631

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

Off-balance-sheet instruments: Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at March 31, 2011 and 2010, were insignificant.

Note 8 –FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the three month period ended March 31, 2011, was as follows:

	Reimbursement rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable
	(in thousands)
Balance at December 31, 2010	$82,017	$6,705	$71,983	$(2,437)	$69,546
Payments from FDIC for losses on covered assets	-	-	-	-	-
Adjustment for net increase in estimated losses	2,501	2,443	4,322	-	4,322
Discount accretion	-	-	-	649	649
Balance at March 31, 2011	$84,518	$9,148	$76,305	$(1,788)	$74,517

Activity in the FDIC indemnification receivable for the six month period ended March 31, 2011, was as follows:

	Reimbursement rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable
	(in thousands)
Balance at September 30, 2010	$80,667	$3,578	$67,933	$(3,359)	$64,574
Payments from FDIC for losses on covered assets	-	-	-	-	-
Adjustment for net increase in estimated losses	3,851	5,570	8,372	-	8,372
Discount accretion	-	-	-	1,571	1,571
Balance at March 31, 2011	$84,518	$9,148	$76,305	$(1,788)	$74,517

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

Background and Overview

Home Federal Bancorp, Inc., (“we”, “us”, “our” the “Company”), is a Maryland corporation that serves as the holding company for Home Federal Bank (the “Bank”). The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “HOME” and is included in the U.S. Russell 2000® Index.

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market areas.  The Bank’s primary business is attracting deposits from the general public and using these funds to originate loans.  The Bank emphasizes the origination of commercial business loans, commercial real estate loans, construction and residential development loans, consumer loans and loans secured by first mortgages on owner-occupied residential real estate.

On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding nearly all brokered deposits) and certain other liabilities and acquire certain assets, including loans and REO of Community First Bank, a full service commercial bank, headquartered in Prineville, Oregon (the “CFB Acquisition”). The loans and REO purchased are covered by loss sharing agreements between the FDIC and Home Federal Bank which afford the Bank significant protection. Under the loss sharing agreements, Home Federal Bank will share in the losses and certain reimbursable expenses on assets covered under the agreement. The FDIC has agreed to reimburse Home Federal Bank for 80% of losses and certain reimbursable expenses up to $34.0 million, and 95% of losses that exceed that amount on covered assets.

On July 30, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire certain assets of LibertyBank, headquartered in Eugene, Oregon (the “LibertyBank Acquisition”). Nearly all of the loans and REO purchased are covered by loss sharing agreements. The FDIC has agreed to reimburse Home Federal Bank for 80% of losses and certain reimbursable expenses on covered assets. The LibertyBank Acquisition has been incorporated prospectively in the Company’s financial statements and significantly increased the Company’s assets, income and expenses. As a result, year over year results of operations may not be comparable; therefore, we have incorporated narrative that describes changes in the financial position and result of operations of the Company since the previous quarter, which we believe provides the reader with an understanding of the incremental changes in the Company as the acquisitions are integrated.. In certain areas of this discussion and analysis, we have separately disclosed the impact of the LibertyBank Acquisition on the financial condition and results of operations of the Company. For additional information regarding the LibertyBank Acquisition, see Note 3 of the Selected Notes to Consolidated Financial Statements.

At March 31, 2011, Home Federal Bank had operations in three distinct market areas including Boise, Idaho, and surrounding communities, together known as the Treasure Valley region of southwestern Idaho, which we refer to as the Idaho Region. The CFB Acquisition resulted in the Bank’s entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson.  We refer to this market as the Central Oregon Region. In addition to deepening its presence in Central Oregon, as a result of the LibertyBank Acquisition, the Bank also operates in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. We refer to these markets as our Western Oregon Region. At March 31, 2011, the Bank had 34 full-service banking offices.

The following summarizes key activities of the Company during the quarter and six months ended March 31, 2011:

▪	Total assets decreased $45.1 million during the quarter as cash was used to fund maturing certificates of deposit and borrowings. Total assets have decreased $147.3 million since September 30, 2010.
▪	Core deposits (defined as checking, savings and money market deposits) increased $15.6 million, or 2.5%, when compared to the linked quarter and have increased $15.6 million since September 30, 2010.
▪	The Company repurchased 202,700 shares of its common stock during the quarter at an average cost of $10.56 per share for a total cost of $2.1 million.
▪	Net interest income increased $2.2 million, or 35.5%, when compared to the same quarter in 2010.
▪	The provision for loan losses, net of the FDIC indemnification recovery, decreased by $2.23 million, or 93.7%, when compared to the same quarter in fiscal year 2010.
▪	Noninterest income, exclusive of FDIC indemnification recovery, decreased by $1.1 million, or 24.7%, when compared to the linked quarter and increased $775,000 compared to the same quarter last year.
▪	Noninterest expense increased by $4.2 million, or 43.5%, when compared to the same quarter in 2010, but declined $96,000 from the linked quarter.
▪	Service charges and fees decreased by $227,000, or 9.2%, when compared to the linked quarter and increased $86,000 compared to the second quarter of last fiscal year.
▪	Loss on sale of foreclosed properties increased $231,000, when compared to the linked quarter.
▪
The Company and the Bank submitted applications with the Federal Reserve Bank of San Francisco to register the Company as a bank holding company and with the Idaho Department of Finance to convert the Bank to an Idaho chartered commercial bank.

▪	We closed a Walmart branch in our Idaho Region. Only one Walmart branch remains in our branch network.

The primary focus in our second quarter of fiscal year 2011 was on the integration of LibertyBank. We centralized our special assets team and loan and deposit operations in Eugene, Oregon. Our executive staff and corporate headquarters as well as our credit administration and finance and information technology teams will remain in Nampa, Idaho. We also completed the conversion and core system integration of the operations of LibertyBank and implemented a new corporate network platform. The result of this inward focus is evident in noninterest expense for the quarter ended March 31, 2011, as we utilized consultants to assist with the design and implementation of these major technology efforts.

A significant portion of the cash received in the LibertyBank Acquisition has been invested in medium-term securities. Our long-term goal is to redeploy excess liquidity into loans either through direct origination, portfolio purchases, bank and branch acquisitions, or a combination thereof. However, the economies in our primary markets remain weak, with high unemployment and an uncertain economic outlook, which will continue to limit our ability to obtain meaningful loan growth. We will maintain a higher than optimal level of liquidity in the near term to provide flexibility in facilitating additional acquisitions and to prepare for the possibility for higher interest rates. During the most recent quarter, we reduced certificates of deposits acquired in the LibertyBank transaction and experienced growth in core deposit funding throughout our branch network. We anticipate continued declines in certificates of deposit as scheduled maturities of certificates of deposit assumed in the LibertyBank Acquisition will increase in the next six months and will utilize excess cash to fund those withdrawals.

Nonperforming assets, in total, declined during the quarter and delinquent loan balances remained flat at March 31, 2011, compared to December 31, 2010. Noncovered nonperforming assets declined $4.4 million as we were able to sell several foreclosed properties in our Idaho Region during the quarter.

We filed applications to convert Home Federal Bank to a commercial bank because we believe this corporate structure most accurately reflects our current and future operating strategy more closely than a savings bank charter. Since our conversion to a mutual holding company structure in 2004 and stock holding company structure in 2007, we have stated our strategy to transform the Bank's balance sheet and operations to that of a commercial community bank. We have executed this strategy through organic growth in commercial loans and core deposits and through our FDIC-assisted acquisitions involving Community First Bank in 2009 and LibertyBank in 2010 and we believe now is the appropriate time for our organizational charter to reflect that execution and continuing strategy. The Bank charter conversion application is subject to the approval of the Idaho Department of Finance, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  The Company’s application to become a bank holding company is subject to the approval of the Board of Governors of the Federal Reserve System.

Critical Accounting Estimates and Related Accounting Policies

Note 2 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q provides a description of critical accounting policies and significant estimates in the financial statements that should be considered in conjunction with the reading of this discussion and analysis.

Comparison of Financial Condition at March 31, 2011, and September 30, 2010

For the six months ended March 31, 2011, total assets decreased $147.3 million, or 9.94%. The changes in total assets were primarily concentrated in the following asset categories:

	Balances at		Increase/(Decrease)
	March 31, 2011	September 30, 2010	Amount	Percent
	(dollars in thousands)
Cash and amounts due from depository institutions	$195,720	$416,426	$(220,706)	(53.00)%
Investments available for sale, at fair value	439,692	275,180	164,512	59.78
Loans receivable, net of allowance for loan losses	531,130	620,493	(89,363)	(14.40)

Cash and amounts due from depository institutions. The decrease in the second quarter of fiscal year 2011 from September 30, 2010 was due to the purchase of investment securities and payments on maturing certificates of deposit and borrowings which were not renewed. Funds obtained from the LibertyBank Acquisition in the fourth quarter of fiscal year 2010 were invested in securities during the first half of fiscal year 2011. We will continue to invest excess cash in medium-term securities in fiscal 2011, but will also conserve some liquidity in order to meet the demand of maturing certificates of deposit assumed in the LibertyBank Acquisition, prepare for the potential of rising interest rates, and to provide flexibility for potential acquisitions or for repurchases of common stock.

Investments. Investments increased $13.5 million to $439.7 million at March 31, 2011 when compared to December 31, 2010, and increased $164.5 million since September 30, 2010. Securities purchases during the second quarter of fiscal year 2011 had an average yield of 2.47% and an effective duration of 1.70 years. Securities purchases during the first six months of fiscal year 2011 have totaled $232.9 million. We are targeting medium-term securities in order to reduce price sensitivity and provide liquidity if needed in response to an acquisition in the near future.

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

Our exposure to obligations of state and local political subdivisions was $13.1 million, comprising 2.99% of our securities portfolio at March 31, 2011. The following table summarizes the ratings of these securities at March 31, 2011:

	Standard and Poors				Moody’s
	A+	AA	AA+	AAA	Aa2	Total
	(in thousands)
Fair Value	$1,011	$4,404	$2,406	$4,422	$896	$13,139

Loans. Net loans and leases receivable decreased $42.3 million to $531.1 million at March 31, 2011, from $573.4 million at December 31, 2010. For the six months ended March 31, 2010, net loans and leases declined $89.4 million. Noncovered loans declined $8.8 million during the quarter while covered loans purchased in the CFB Acquisition and the LibertyBank Acquisition declined $8.0 million and $26.7 million, respectively. The carrying amount of covered loans purchased in the CFB Acquisition and the LibertyBank Acquisition totaled $70.5 million and $131.5 million, respectively, at March 31, 2011.

One-to-four family residential mortgage loans decreased $16.1 million during the first half of fiscal year 2011 as we currently originate conventional one-to-four family residential loans primarily for sale in the secondary market. As a result, the residential loan portfolio will likely continue to decline as new loans are not added to the portfolio. We are currently assessing the impact of new regulatory requirements and other rules that may be promulgated under the Dodd-Frank Act which could adversely impact the profitability of our mortgage loan activities. We may need to change the business model or exit this line of business if these regulatory and legislative changes materially alter the risk profile or profitability of our mortgage loan and secondary market loan origination programs.

Approximately $13.1 million of the decline in commercial business loans during the first half of fiscal year 2011 is from our wholly owned subsidiary, Commercial Equipment Lease Corporation (“CELC”), which was purchased in connection with the LibertyBank Acquisition. We are not currently originating new loans or leases in this subsidiary and therefore expect balances in this portfolio to continue to decline rapidly as most of these instruments were originated with terms of five years or less. Approximately $34.1 million in net loans and leases receivable were outstanding in the CELC portfolio as of March 31, 2011.

We plan to continue our emphasis on commercial and small business banking products, although the volume of production will be dependent on economic conditions. We have hired a new commercial banking team in Western Oregon and expect to see increased production in the latter half of fiscal year 2011 as the new team is established. As noted earlier, we are also directing attention toward loans retained by the FDIC in the LibertyBank Acquisition and may see loan originations through those efforts, particularly loans secured by multifamily residential real estate. However, a weak economic outlook and continued stress in our Idaho and Central Oregon economies may limit our ability to organically generate meaningful loan growth over the next 12 to 18 months.

Asset Quality. Loans in the Company’s organic portfolio have general and specific loss reserves allocated when management has determined it is probable a loss has been incurred. Loans in the Community First Bank portfolio were recorded and are currently accounted for under the business combination rules of Statement of Financial Accounting Standards No. 141 and Accounting Standards Codification Topic (“ASC”) 310-30. Loans in the Community First Bank portfolio that were not credit impaired on the date of purchase are allocated a general loss reserve. Loans that were credit impaired in the Community First Bank loan portfolio on the date of acquisition are reported at the present value of expected cash flows. No allowance for loan losses is reported on these loans as impairments in excess of the acquisition-date fair value discount result in a partial charge-off of the loan’s remaining unpaid principal balance. The loans purchased in the LibertyBank Acquisition are accounted for under the business combination rules of ASC 805 and ASC 310-30, which require all loans acquired in the LibertyBank portfolio to be reported initially at estimated fair value. Loans purchased in the LibertyBank Acquisition have been aggregated into pools and the portion of the fair value discount not related to credit impairment is accreted over the life of the loan into interest income; therefore, loans purchased in the LibertyBank Acquisition are not individually identified as nonaccrual loans. Loans purchased in the Community First Bank acquisition were not pooled; therefore, loans that are on nonaccrual status, or are 90 days past due and still accruing interest are reported as nonperforming loans. An allowance for loan losses has not been recorded on any loans acquired in the LibertyBank Acquisition. The indemnified portion of partial charge-offs and provisions for general loan loss reserves in the acquired portfolios is recorded in noninterest income and results in an increase in the FDIC indemnification asset. If we determine a portion of a covered loan is uncollectable, we charge down the balance of that loan; therefore, we do not record a specific valuation allowance on covered loans. However, if we determine a portion of a noncovered loan is uncollectable, we record a specific valuation allowance on noncovered loans. Therefore, reductions in nonperforming covered loans may be attributable to a combination of partial balance charge-downs or a reduction in the gross unpaid principal balances outstanding on those loans.

Loans delinquent 30 to 89 days totaled $4.5 million at March 31, 2011, compared to $8.9 million at September 30, 2010, including $712,000 and $435,000, respectively, of covered loans in the Community First Bank loan portfolio. Nonperforming assets, which include loans delinquent 90 days or more, nonaccrual loans and real estate owned, totaled $62.9 million at March 31, 2011, compared to $65.5 million at September 30, 2010. Real estate owned and other repossessed assets decreased $5.9 million or 19.4% to $24.6 million at March 31, 2011, compared to $30.5 million as of September 30, 2010, as the Bank was able to liquidate and sell foreclosed assets purchased in the LibertyBank and Community First Bank acquisitions.

At March 31, 2011, and September 30, 2010, nonperforming assets totaled $62.9 million and $65.5 million, respectively, with noncovered nonperforming assets increasing $3.8 million and covered nonperforming assets decreasing $6.4 million. However, we were able to sell some noncovered real estate owned in our Idaho Region during the three months ended March 31, 2011, as nonperforming noncovered assets declined $4.4 million during our second quarter of fiscal year 2011. While the total recorded investment in noncovered loans classified as Substandard increased $1.4 million during the quarter ended March 31, 2011, noncovered loans classified as Watch and Special Mention declined $3.6 million.

The allowance for loan losses was $14.3 million at March 31, 2011, and $15.4 million at September 30, 2010. The general allowance for loan losses allocated to loans covered under the loss share agreement with the FDIC totaled $3.3 million at March 31, 2011, and the allowance for loan losses allocated to the noncovered organic loan portfolio was $11.0 million, or 3.18% of noncovered loans. The estimated fair value adjustment on loans and leases purchased in the LibertyBank Acquisition was $43.0 million, or 23.9% of the unpaid principal balance of those loans and leases at March 31, 2011. The balance of the allowance for noncovered loan losses that has been specifically allocated to individual noncovered loans totaled $2.9 million at March 31, 2011.

Certain loan modifications or restructurings are accounted for as "troubled debt restructurings." In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. Troubled debt restructurings totaled $11.4 million and $10.1 million at March 31, 2011, and September 30, 2010, respectively. All troubled debt restructurings are considered to be impaired loans, but may not necessarily be placed on nonaccrual status.

Appraisals on loans secured by consumer real estate are updated when the loan becomes 120 days past due, or earlier if circumstances indicate the borrower will be unable to repay the loan under the terms of the note. Additionally, appraisals are updated if the borrower requests a modification to their loan. On commercial real estate loans, appraisals are updated upon a determination that the borrower will be unable to repay the loan according to the terms of the note or upon a notice of default, whichever is earlier. Appraisals are updated on all loan types immediately prior to a foreclosure sale and quarterly thereafter once the collateral title has been transferred to the Bank. Additionally, impaired loans are reviewed based on updated appraisal values or net present value of cash flows on a quarterly basis.

Real estate and other repossessed assets decreased $5.9 million or 19.4% to $24.6 million compared to $30.5 million as of September 30, 2010, and decreased $570,000 during the quarter ended March 31, 2011. At March 31, 2011, real estate owned and other repossessed assets was comprised primarily of $13.2 million of land development and speculative one-to-four family construction projects, $7.1 million of commercial real estate, and $3.9 million of one-to-four family residential properties. The balance of real estate and other repossessed assets covered under loss sharing agreements with the FDIC totaled $19.1 million at March 31, 2011.

FDIC indemnification receivable. As part of the purchase and assumption agreements for the CFB and LibertyBank acquisitions, we entered into loss sharing agreements with the FDIC. These agreements cover realized losses on covered assets purchased from the FDIC in the CFB Acquisition and LibertyBank Acquisition. The indemnification receivable from the CFB Acquisition increased $6.5 million during the first six months of fiscal 2011 to $13.6 million, primarily due to an increase in estimated losses. The indemnification receivable from the

LibertyBank Acquisition increased $3.5 million during the first six months of fiscal 2011 to $60.9 million  primarily due to purchase discount accretion and reimbursable expenses. Claims for losses on covered assets have been submitted for quarters ended September 30, 2010, and December 31, 2010, in the amount of $23.6 million to the FDIC for which the Company is awaiting reimbursement.

Deposits. Deposits decreased $115.8 million, or 9.7%, to $1.1 billion at March 31, 2011, compared to $1.2 billion at September 30, 2010. Core deposits (defined as checking, savings and money market accounts) have increased $15.6 million, or 2.54%, during the six month period ended March 31, 2011.

The following table details the composition of the deposit portfolio and changes in deposit balances:

	Balances at		Increase/(Decrease)
	March 31, 2011	September 30, 2010	Amount	Percent
	(dollars in thousands)
Noninterest-bearing demand	$135,572	$138,300	$(2,728)	(1.97)%
Interest-bearing demand	235,428	225,794	9,634	4.27
Money market	177,790	180,454	(2,664)	(1.48)
Savings	80,421	69,079	11,342	16.42
Certificates of deposit	444,648	576,035	(131,387)	(22.81)
Total deposit accounts	$1,073,859	$1,189,662	$(115,803)	(9.73)%

We anticipate the rate of decline in our certificates of deposit in the next quarter to accelerate due to a higher volume of certificates of deposit maturities relative to the most recent quarter and our relatively low offering rate for new certificates. We have directed our retail team to attempt to retain those deposit relationships that include a core deposit account. However, we are reluctant to compete for high-rate single account certificate of deposit customers due to our strong liquidity position at March 31, 2011, and consequently expect a managed reduction in these accounts.

Borrowings. FHLB advances and other borrowings decreased $14.3 million, or 21.2%, to $53.3 million compared to $67.6 million at September 30, 2010. The decrease resulted from maturing FHLB advances being repaid with excess liquidity. While our cash balances are in excess of optimal levels due to deposit growth and cash received in the LibertyBank Acquisition, we have currently decided to preserve capital and not prepay the outstanding borrowings while we continue to seek acquisitive growth.

Equity. Stockholders’ equity decreased $6.9 million, or 3.4%, to $198.2 million at March 31, 2011, compared to $205.1 million at September 30, 2010. The decrease during the six month period was due to a net loss of $2.5 million, stock repurchases of $2.1 million and $1.7 million in dividends paid. In addition, the change in market value of available for sale securities, net of taxes reduced stockholders’equity by $2.0 million. These declines were partially offset by an increase to additional paid in capital due to equity compensation, ESOP transfers and exercised stock options.

Comparison of Operating Results for the Three Months Ended March 31, 2011, and March 31, 2010

Net loss for the three months ended March 31, 2011, was ($1.2 million), or ($0.08) per diluted share, compared to a net loss after extraordinary gain of ($1.6 million), or ($0.10) per diluted share, for the same period last year. Net interest margin decreased to 2.82% in the current quarter compared to 3.29% for the same period last year. Total revenue for the quarter ended March 31, 2011, which consists of net interest income and noninterest income, excluding indemnification recoveries and acquisition gains, increased $3.0 million, or 34.3%, to $11.8 million compared to $8.8 million for the same period of 2010. Total noninterest expense increased $4.2 million, or 43.5%, to $13.7 million compared to $9.6 million for the same quarter last year.

Net Interest Income. Net interest income before the provision for loan losses increased $2.2 million, or 35%, to $8.5 million for the quarter ended March 31, 2011, compared to $6.3 million for the same quarter of the prior year. The increase was attributable to the increase in earning assets in fiscal year 2011 due to the LibertyBank Acquisition.

The Company’s net interest margin decreased 47 basis points to 2.82% for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010, but increased 24 basis points from the quarter ended December 31, 2010. Our cost of interest-bearing liabilities declined to 0.89% in the quarter ended March 31, 2011, compared to 1.81% in the year-ago period, as a result of rate reductions in all deposit product categories and accretion of fair value adjustments on certificates of deposit assumed in the LibertyBank Acquisition.

The year over year decline in net interest margin was due principally to excess cash obtained from the LibertyBank Acquisition which altered the mix of our interest-earning assets. A significant portion of the $373 million of cash obtained in this transaction has been invested in securities and used to pay out maturing certificates of deposit, which has helped to increase the net interest margin in the second quarter of fiscal year 2011 compared to the first quarter. The average yield on earning assets increased to 3.57% in the quarter ended March 31, 2011, from 3.49% in the linked quarter. The average balance in the securities portfolio increased $102.8 million when compared to the linked quarter, and increased by $271.4 million when compared to the quarter ended March 31, 2010. Average loan balances declined by $45.7 million when compared to the linked quarter, and increased by $68.4 million when compared to the same quarter in the previous year. We expect our net interest margin will remain below optimal levels until cash can be invested into loans. However, the weak economies in our market area may limit our ability to significantly increase loans in the near term.

The following table sets forth the impact to the Company’s net interest income from changes in balances of interest earning assets and interest bearing liabilities as well as changes in interest rates. The rate column shows the effect attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effect attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$626	$738	$1,364
Loans held for sale	(1)	(1)	(2)
Interest-bearing deposits in other banks	(40)	87	47
Investment securities	(1,075)	1,713	638
Total net change in income on interest-earning assets	$(490)	$2,537	$2,047

Interest-bearing liabilities:
Savings deposits	$(67)	$33	$(34)
Interest-bearing demand deposits	(97)	136	39
Money market accounts	(166)	143	(23)
Certificates of deposit	(810)	846	36
Total deposits	(1,140)	1,158	18
FHLB advances	(29)	(175)	(204)
Total net change in expense on interest-bearing liabilities	$(1,169)	$983	$(186)
Total increase in net interest income			$2,232

Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 2011, increased $2.0 million, to $10.8 million, from $8.7 million for the three months ended March 31, 2010. The increase during the quarter was attributable to higher levels of interest-earning assets from the LibertyBank Acquisition, which was offset somewhat by a decrease in the yield earned on interest earning assets.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	For the Three Months Ended March 31,
	2011		2010		Increase (Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(dollars in thousands)
Loans receivable, net of deferred fees	$567,716	5.91%	$515,835	5.44%	$1,364
Loans held for sale	982	4.54	1,044	4.91	(2)
Interest bearing deposits in other banks	191,470	0.28	80,042	0.20	47
Investment securities, available for sale	431,513	2.09	160,117	4.16	638
FHLB stock	17,717	--	10,326	--	--
Total interest-earning assets	$1,209,398	3.57%	$767,364	4.55%	$2,046

The average yield on interest-earning assets declined in the second quarter of fiscal year 2011 compared to the comparable period of 2010 due to the mix of assets shifting to cash and securities from loans. The average yield on loans improved to 5.91% in the second quarter of fiscal year 2011 due to the LibertyBank Acquisition. The average yield on investment securities and mortgage-backed securities were lower in 2011 as lower yielding securities purchased over the last 12 months have diluted the average yield of the securities portfolio.

Interest Expense. Interest expense decreased $186,000 to $2.3 million for the three months ended March 31, 2011, from $2.4 million for the three months ended March 31, 2010. Increased interest expense resulting from higher average balances was offset by a decrease in average deposit rates. The following table details average balances, cost of funds and the change in interest expense:

	For the Three Months Ended March 31,
	2011		2010		Increase (Decrease) In Interest Expense
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Savings deposits	$77,381	0.20%	$45,542	0.63%	$(34)
Interest-bearing demand deposits	235,325	0.36	109,365	0.63	39
Money market deposits	173,152	0.43	82,277	1.01	(23)
Certificates of deposit	464,778	1.08	227,284	2.15	36
FHLB advance and other borrowings	57,278	3.90	75,135	4.06	(204)
Total interest-bearing liabilities	$1,007,914	0.89%	$539,603	1.81%	$(186)

Provision for Loan Losses. A provision for loan losses of $3.0 million was recorded for the quarter ended March 31, 2011, compared to $2.4 million for the same period of the prior year. A provision of $3.0 million was recorded during the second quarter of fiscal year 2011 related to covered loans and no provision was recorded against noncovered loans. We recorded an indemnification recovery of $2.9 million during the second quarter of fiscal year 2011 in noninterest income related to that provision on covered loans.

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

Noninterest Income. Noninterest income increased $3.6 million to $6.1 million for the quarter ended March 31, 2011, compared to $2.5 million for the same quarter a year ago. Other noninterest income for the second quarter of fiscal year 2011 includes $2.9 million in FDIC indemnification recovery income.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	Amount	Percent
	(dollars in thousands)
Service charges and fees	$2,232	$2,146	$86	4.01%
Gain on sale of loans	187	125	62	49.60
Increase in cash surrender value of life insurance	101	104	(3)	(2.89)
FDIC indemnification recovery	2,850	-	2,850	n/a
Other	724	94	630	670.21
Total noninterest income	$6,094	$2,469	$3,625	146.82%

Service charges and fees increased $86,000, or 4.0% during the most recent quarter, compared to the same quarter of last year primarily due to the increase in accounts assumed in the LibertyBank Acquisition. Due to recently enacted regulations, fees from overdrafts (excluding the impact of the LibertyBank Acquisition) declined $442,000, or 35.3%, in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010. Other noninterest income for the second quarter of fiscal year 2011 includes $649,000 of accretable income related to the FDIC indemnification asset, which declined $273,000 from the quarter ended December 31, 2010, and a loss on the sale of real estate owned and repossessed assets of $103,000, a decline of $231,000 when compared to the $128,000 gain recorded in the linked quarter. The increase in other non interest income of $629,000 is primarily attributable to yield accretion related to the FDIC indemnification asset. This accretion totaled $649,442 during the quarter ended March 31, 2011, which is an increase of $563,000 over the same quarter in fiscal year 2010.

Noninterest Expense. Noninterest expense for the quarter ended March 31, 2011, increased $4.2 million, or 43.5%, to $13.7 million from $9.6 million for the comparable period a year earlier.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	Amount	Percent
	(dollars in thousands)
Compensation and benefits	$7,181	$4,689	$2,492	53.15%
Occupancy and equipment	1,877	980	897	91.53
Data processing	950	797	153	19.19
Advertising	262	282	(20)	(7.09)
Postage and supplies	349	177	172	97.17
Professional services	1,036	505	531	105.15
Insurance and taxes	1,026	480	546	113.75
Amortization of intangibles	186	--	186	n/a
Provision for real estate owned	357	1,290	(933)	(72.33)
Other	499	360	139	38.61
Total noninterest expense	$13,723	$9,560	$4,163	43.55%

Noninterest expense was higher during fiscal year 2011 compared to fiscal year 2010 primarily as a result of the LibertyBank Acquisition. Expenses remained elevated in the quarter ended March 31, 2011, due to professional services costs associated with the conversion of the processing systems needed to integrate the operations of the LibertyBank Acquisition. Compensation expense during the quarter ended March 31, 2011, included severances payments of $139,000. Provision for loss on other real estate owned and repossessed assets fell $318,000 to $357,000 during the quarter ended March 31, 2011 when compared to the linked quarter. The provision for other real estate owned was $1.3 million in the quarter ended March 31, 2010 compared to $357,000 in the second quarter of fiscal year 2011. The decline in the provision for real estate owned is due to lower balances of noncovered other real estate owned in fiscal year 2011. The provision for declines in values of covered other real estate owned is reduced by the amount receivable from the FDIC (either 80% or 95% as applicable).

Comparison of Operating Results for the Six Months Ended March 31, 2011, and March 31, 2010

Net loss for the six months ended March 31, 2011, was ($2.5 million), or ($0.16) per diluted share, compared to a net loss of ($1.9 million), or ($0.12) per diluted share, for the same period last year. Net interest margin declined to 2.70% for the six months ended March 31, 2011 compared to 3.33% for the same period last year. Total revenue for the six months ended March 31, 2011, which consists of net interest income and noninterest income, excluding indemnification recoveries and acquisition gains, increased $6.4 million, or 35.3%, to $24.4 million compared to $18.0 million for the same period of 2010. Total noninterest expense increased $8.9 million, or 47.7%, to $27.5 million compared to $18.6 million for the same quarter last year.

Net Interest Income. Net interest income before the provision for loan losses increased $4.2 million, or 33%, to $16.8 million for the six months ended March 31, 2011, compared to $12.7 million for the same quarter of the prior year. The increase was attributable to the increase in earning assets in fiscal year 2011 due to the LibertyBank Acquisition.

The Company’s net interest margin decreased 63 basis points to 2.70% for the six months ended March 31, 2011, compared to the six months ended March 31, 2010. This decline was due principally to excess cash obtained from the LibertyBank Acquisition. A significant portion of the $373 million of cash obtained in this transaction has been invested in securities and used to pay out maturing certificates of deposit. Our average cost of interest-bearing liabilities declined to 0.99% in the six months ended March 31, 2011, compared to 1.85% in the year-ago period, primarily as a result of market rate reductions and accretion of fair value adjustments on certificates of deposit assumed in the LibertyBank Acquisition.

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

	Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$1,632	$1,940	$3,572
Loans held for sale	(1)	34	33
Interest-bearing deposits in other banks	(25)	234	209
Investment securities	(1,042)	1,632	590
Total net change in income on interest-earning assets	$564	$3,840	$4,404

Interest-bearing liabilities:
Savings deposits	$(61)	$24	$(37)
Interest-bearing demand deposits	(45)	216	171
Money market accounts	(131)	176	45
Certificates of deposit	(705)	1,136	431
Total deposits	(942)	1,552	610
FHLB advances	(73)	(298)	(371)
Total net change in expense on interest-bearing liabilities	$(1,015)	$1,254	$239
Total increase in net interest income			$4,165

Interest and Dividend Income. Total interest and dividend income for the six months ended March 31, 2011, increased $4.4 million, to $22.0 million, from $17.6 million for the six months ended March 31, 2010. The increase during the quarter was attributable to higher levels of interest-earning assets from the LibertyBank Acquisition, which was offset somewhat by a decrease in the average yield earned on interest earning assets.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income:

	For the Six Months Ended March 31,
	2011		2010		Increase (Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(dollars in thousands)
Loans receivable, net of deferred fees	$592,702	5.96%	$524,589	5.38%	$3,573
Loans held for sale	2,891	4.56	1,329	5.02	33
Interest bearing deposits in other banks	257,324	0.27	61,769	0.22	277
Investment securities, available for sale	379,619	2.08	163,736	4.18	522
FHLB stock	17,717	--	10,326	--	--
Total interest-earning assets	$1,250,253	3.52%	$761,749	4.63%	$4,405

The yield on interest-earning assets declined in the first six months of fiscal year 2011 compared to 2010 due to the mix of assets shifting to cash and securities from loans. The average yield on loans improved to 5.96% in the first six months of fiscal year 2011 due to the LibertyBank Acquisition. The yield on investment securities and mortgage-backed securities were lower in 2011 as lower yielding securities purchased over the last 12 months have diluted the average yield of the securities portfolio.

Interest Expense. Interest expense increased $239,000, to $5.2 million for the six months ended March 31, 2011, from $4.9 million for the six months ended March 31, 2010, primarily due to certificate of deposits assumed in the

LibertyBank Acquisition, which were partially offset by the reduction in FHLB advances discussed above. The following table details average balances, cost of funds and the change in interest expense:

	For the Six Months Ended March 31,
	2011		2010		Increase (Decrease) In Interest And Dividend Income
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Savings deposits	$74,602	0.28%	$43,974	0.65%	$(37)
Interest-bearing demand deposits	233,087	0.43	106,538	0.62	171
Money market deposits	174,506	0.53	79,723	1.04	45
Certificates of deposit	498,142	1.16	226,386	2.18	431
FHLB advance and other borrowings	61,900	3.95	76,834	4.15	(371)
Total interest-bearing liabilities	$1,042,237	0.99%	$533,455	1.85%	$239

Provision for Loan Losses. A provision for loan losses of $6.0 million was recorded for the six months ended March 31, 2011, compared to $3.1 million for the same period of the prior year. The amount of the provision for loan losses attributable to covered loans totaled $4.9 million during the first six months of fiscal year 2011. We recorded an indemnification recovery of $4.8 million during the first six months of fiscal year 2011 in noninterest income related to that provision on covered loans. No provision for loan losses was recorded on the LibertyBank loan portfolio during the first six months of fiscal year 2011.

Noninterest Income. Noninterest income increased $7.1 million to $12.4 million for the six months ended
March 31, 2011, compared to $5.3 million for the same period a year ago. FDIC Indemnification recovery income, resulting from expected recoveries related to additional loan and REO loss provisions, comprised $4.9 million of the increase.
The following table provides a detailed analysis of the changes in components of noninterest income:

	Six Months Ended March 31,		Increase/(Decrease)
	2011	2010	Amount	Percent
	(dollars in thousands)
Service charges and fees	$4,692	$4,410	$282	6.39%
Gain on sale of loans	536	308	228	74.03
Increase in cash surrender value of life insurance	206	211	(5)	(2.37)
FDIC indemnification recovery	4,846	-	4,846	n/a
Other	2,117	415	1,702	410.12
Total noninterest income	$12,397	$5,344	$7,053	131.97%

Other noninterest income for the first six months of fiscal year 2011 includes $1.6 million of accretable income related to the FDIC indemnification asset compared to $247,000 for the same period in the prior year. Service charges and fees increased $282,000, or 6.4% during the most recent six month period, compared to the same period last year primarily due to the increase in accounts assumed in the LibertyBank Acquisition. Due to recently enacted regulations, fees from overdrafts (excluding the impact of the LibertyBank Acquisition) declined $1.1 million, or 37%, in the first six months of fiscal 2011, compared to the first six months of fiscal 2010.

Noninterest Expense. Noninterest expense for the six months ended March 31, 2011, increased $8.9 million, or 47.73%, to $27.5 million from $18.6 million for the comparable period a year earlier.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Six Months Ended March 31,		Increase/(Decrease)
	2011	2010	Amount	Percent
	(dollars in thousands)
Compensation and benefits	$14,274	$9,306	$4,968	53.38%
Data processing	3,723	2,044	1,679	82.14
Occupancy and equipment	2,127	1,597	530	33.19
Advertising	475	542	(67)	(12.36)
Postage and supplies	603	343	260	75.80
Professional services	1,754	984	770	78.25
Insurance and taxes	2,076	1,038	1,038	100.00
Amortization of intangibles	381	-	381	n/a
Provision for real estate owned	1,032	2,091	(1,059)	(50.65)
Other	1,097	698	399	57.06
Total noninterest expense	$27,542	$18,643	$8,899	47.73%

Noninterest expense was higher during the most recent six month period compared to the same period in fiscal year 2010 primarily as a result of the LibertyBank Acquisition, which accounts for an increase of approximately $8.6 million in noninterest expense. The provision for real estate owned was lower in fiscal year 2011 compared to fiscal year 2010 due to the composition of other real estate owned and due to stabilization in commercial real estate values in 2011, albeit at distressed levels.

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

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and FHLB advances. These sources of funds are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At March 31, 2011, certificates of deposit totaled $444.6 million, or 41.4% of total deposits, including $275.5 million that are scheduled to mature by December 31, 2011. We believe our current liquidity position and anticipated operating results are sufficient to fund known, existing commitments and activity levels.

At March 31, 2011, the Bank maintained a line of credit with the FHLB of Seattle equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2011, the Bank was in compliance with the collateral requirements and $110.0 million of the line of credit was available. The Bank is highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet our growth plans or to meet short and long-term liquidity demands.

The increase in liquidity over the last twelve months was primarily attributable to the LibertyBank Acquisition, as the Company received $313.9 million from the FDIC in connection with this acquisition and assumed $59.2 million of cash held by LibertyBank on the acquisition date. Funds obtained from the acquisition of LibertyBank in the fourth quarter of fiscal year 2010 were invested in securities during the second quarter of fiscal year 2011. We plan to continue investing excess cash in medium-term securities in fiscal 2011, but will also conserve some liquidity in order to meet the demand of maturing certificates of deposit assumed in the LibertyBank Acquisition and to provide flexibility should we acquire additional banks. We also may utilize cash to repurchase shares of our stock.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2011:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$10,916
Adjustable rate	4,473
Undisbursed balance of loans closed	4,954
Unused lines of credit	72,955
Commercial letters of credit	940
Total	$94,238

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of March 31, 2011, the Bank exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at March 31, 2011, were as follows: Tier 1 capital 10.85%; Tier 1 (core) risk-based capital 27.45%; and total risk-based capital 28.71%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. The Company’s consolidated tangible capital ratio was 14.61% at March 31, 2011.

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

Management employs various strategies to manage the Company’s interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At March 31, 2011, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2010 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing. These controls primarily relate to the accounting and reporting for acquired loans, which is highly subjective and requires significant estimation of future events. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information about repurchases of common stock made by the Company during the quarter ended March 31, 2011:

Issuer Purchases of Equity Securities
Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
Jan 1 – Mar 31, 2011	202,700	$10.56	202,700	632,200

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
           _____________
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

Home Federal Bancorp, Inc.

Date: May 9, 2011	/s/ Len E. Williams
Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011	/s/ Eric S. Nadeau
Eric S. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

42