Form 10-Q
period 2011-06-30
Home Federal Bancorp, Inc.
filed 2011-08-09
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 16,191,716 shares outstanding as of August 5, 2011.

HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY	June 30,	September 30,
CONSOLIDATED BALANCE SHEETS	2011	2010
(In thousands, except share data) (Unaudited)

ASSETS
Cash and equivalents	$201,944	$416,426
Investments available-for-sale, at fair value	422,142	275,180
FHLB stock, at cost	17,717	17,717
Loans and leases receivable, net of allowance for loan and lease losses of $13,387 and $15,432	491,421	621,010
Loans held for sale	524	5,135
Accrued interest receivable	2,771	2,694
Property and equipment, net	33,519	27,955
Bank owned life insurance	12,745	12,437
Real estate owned and other repossessed assets	24,179	30,481
FDIC indemnification receivable, net	58,139	64,574
Core deposit intangible	3,414	3,971
Other assets	4,279	5,281
TOTAL ASSETS	$1,272,794	$1,482,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$133,143	$138,300
Interest-bearing demand	235,061	225,794
Money market	176,180	180,454
Savings	82,774	69,079
Certificates	382,311	576,035
Total deposit accounts	1,009,469	1,189,662

Advances by borrowers for taxes and insurance	711	4,658
Accrued interest payable	458	631
Deferred compensation	5,724	5,583
FHLB advances and other borrowings	53,422	67,622
Deferred income tax liability, net	2,689	2,211
Other liabilities	3,494	7,406
Total liabilities	1,075,967	1,277,773

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized; issued and outstanding, none	--	--
Common stock, $.01 par value; 90,000,000 authorized; issued and outstanding:	162	167
Jun. 30, 2011 - 17,512,197 issued; 16,191,716 outstanding
Sep. 30, 2010 - 17,460,311 issued; 16,687,561 outstanding
Additional paid-in capital	147,968	152,682
Retained earnings	51,737	56,942
Unearned shares issued to employee stock ownership plan	(7,875)	(8,657)
Accumulated other comprehensive income	4,835	3,954
Total stockholders’ equity	196,827	205,088
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,272,794	$1,482,861

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans and leases	$8,824	$6,918	$26,565	$21,054
Investment securities	2,450	1,479	6,392	4,831
Other interest and dividends	118	104	463	240
Total interest and dividend income	11,392	8,501	33,420	26,125
Interest expense:
Deposits	1,452	1,781	5,410	5,129
FHLB advances and other borrowings	547	792	1,769	2,385
Total interest expense	1,999	2,573	7,179	7,514
Net interest income	9,393	5,928	26,241	18,611
Provision for loan losses	2,811	3,300	8,811	6,375
Net interest income after provision for loan losses	6,582	2,628	17,430	12,236
Noninterest income:
Service charges and fees	2,446	2,325	7,138	6,735
Gain on sale of loans	119	125	655	433
Increase in cash surrender value of life insurance	103	105	309	316
FDIC indemnification recovery	2,389	278	7,235	278
Other	650	63	2,767	478
Total noninterest income	5,707	2,896	18,104	8,240
Noninterest expense:
Compensation and benefits	6,780	4,660	21,054	13,966
Occupancy and equipment	1,518	979	5,241	3,023
Data processing	1,152	929	3,279	2,526
Advertising	173	233	648	775
Postage and supplies	298	173	901	516
Professional services	863	391	2,617	1,375
Insurance and taxes	716	423	2,792	1,461
Amortization of intangibles	176	--	557	--
Provision for REO	296	418	1,328	2,509
Other	451	462	1,548	1,160
Total noninterest expense	12,423	8,668	39,965	27,311
Loss before income taxes	(134)	(3,144)	(4,431)	(6,835)
Income tax benefit	(56)	(1,203)	(1,819)	(2,654)
Net loss before extraordinary gain	(78)	(1,941)	(2,612)	(4,181)
Extraordinary gain, net of tax of $195	--	--	--	305
Net loss	$(78)	$(1,941)	$(2,612)	$(3,876)

Loss per common share before extraordinary item:
Basic	$(0.01)	$(0.12)	$(0.17)	$(0.27)
Diluted	(0.01)	(0.12)	(0.17)	(0.27)
Gain per common share of extraordinary item:
Basic	n/a	n/a	n/a	0.02
Diluted	n/a	n/a	n/a	0.02
Loss per common share:
Basic	(0.01)	(0.12)	(0.17)	(0.25)
Diluted	(0.01)	(0.12)	(0.17)	(0.25)
Weighted average number of shares outstanding:
Basic	15,536,539	15,543,199	15,616,285	15,491,203
Diluted	15,536,539	15,543,199	15,616,285	15,491,203
Dividends declared per share:	$0.055	$0.055	$0.165	$0.165

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data) (Unaudited)

					Unearned	Accumulated
	Common Stock		Additional		Shares	Other
			Paid-In	Retained	Issued to	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Total

Balance at September 30, 2009	16,698,168	$167	$150,782	$64,483	$(9,699)	$3,932	$209,665

Restricted stock issued, net of forfeitures	(25,607)	--					--
ESOP shares committed to be released			444		1,042		1,486
Exercise of stock options	15,000	--	161				161
Share-based compensation			1,279				1,279
Tax adjustments for equity compensation plans			16				16
Dividends paid ($0.220 per share)				(3,450)			(3,450)

Comprehensive income (loss):
Loss before extraordinary item				(4,396)			(4,396)
Extraordinary gain, net of tax				305			305

Other comprehensive income:
Change in unrealized holding loss on securities available- for-sale, net of taxes of $(49)						82	82
Adjustment for realized gains, net of taxes of $38						(60)	(60)

Comprehensive loss							(4,069)

Balance at September 30, 2010	16,687,561	167	152,682	56,942	(8,657)	3,954	205,088

Restricted stock issued, net of forfeitures	27,269	--					--
ESOP shares committed to be released			174		782		956
Exercise of stock options	51,886	--	541				541
Share-based compensation			633				633
Dividends paid ($0.165 per share)				(2,593)			(2,593)
Stock repurchase	(575,000)	(5)	(6,062)				(6,067)

Comprehensive income (loss):
Net loss				(2,612)			(2,612)

Other comprehensive income:
Change in unrealized holding loss on securities available- for-sale, net of taxes of $612						881	881

Comprehensive loss							(1,731)

Balance at June 30, 2011	16,191,716	$162	$147,968	$51,737	$(7,875)	$4,835	$196,827

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Nine Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,612)	$(3,876)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,825	1,541
Amortization of core deposit intangible	557	--
Accretion of FDIC indemnification receivable	(1,927)	--
Net amortization of premiums and discounts on investments	4,320	336
Gain on sale of fixed assets and repossessed assets	(581)	(161)
Gain on sale of securities	(6)	--
ESOP shares committed to be released	956	1,133
Share-based compensation	633	962
Provision for loan losses	8,811	6,375
Provision for losses on REO and other repossessed assets	1,328	2,509
Accrued deferred compensation expense, net	141	135
Net deferred loan fees	(177)	(58)
Deferred income tax benefit	26	(3,082)
Net gain on sale of loans	(655)	(433)
Proceeds from sale of loans held for sale	24,133	19,239
Originations of loans held for sale	(18,866)	(20,439)
Increase in cash surrender value of bank owned life insurance	(309)	(316)
Change in assets and liabilities:
Interest receivable	(77)	451
Other assets	(2,377)	2,135
Interest payable	(173)	7
Other liabilities	(3,912)	(319)
Net cash provided from operating activities	11,058	6,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of mortgage-backed securities available-for-sale	64,756	30,298
Purchase of securities available-for-sale	(241,532)	(35,516)
Proceeds from maturities and calls of securities available-for-sale	26,835	11,137
Reimbursement of loan losses under loss share agreement	15,289	19,455
Purchases of property and equipment	(7,424)	(8,229)
Net decrease in loans	103,506	39,990
Proceeds from sale of fixed assets and real estate and other property owned	19,490	11,229
Net cash (used by) provided from investing activities	(19,080)	68,364

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(180,193)	60,021
Net decrease in advances by borrowers for taxes and insurance	(3,947)	(614)
Repayment of FHLB advances	(10,602)	(15,390)
Net (repayments of) proceeds from other borrowings	(3,599)	4,189
Proceeds from exercise of stock options	541	161
Repurchase of common stock	(6,067)	--
Dividends paid	(2,593)	(2,588)
Net cash (used by) provided from financing activities	(206,460)	45,779

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(214,482)	120,282
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	416,426	49,953

CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,944	$170,235

(Continued)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Nine Months Ended June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,352	$7,507
Taxes	(159)	430

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate owned and other assets in settlement of loans	$18,162	$11,045
Fair value adjustment to securities available-for-sale, net of taxes	881	359

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”), which is a state-chartered commercial bank headquartered in Nampa, Idaho. The financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and nine month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

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

Note 2 - Critical Accounting Estimates and Related Accounting Policies

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements, and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan losses, acquired loans, the indemnification receivable due from the Federal Deposit Insurance Corporation (“FDIC”), deferred income taxes and valuation of real estate owned (“REO”) to be critical accounting estimates.

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

The Company’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable. A loan with a specific allowance is charged down to the estimated recoverable amount when the loan enters the process of foreclosure, at which point the specific allowance is classified as loss and is removed. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been identified. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Adjustments are made to historical loss percentages to reflect current economic and internal environmental factors such as changes in underwriting standards and unemployment rates that may increase or decrease those loss factors. As a result of the imprecision in calculating inherent and potential losses, a range is added to the general allowance to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other qualitative factors that may alter historical loss experience.

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

On July 30, 2010, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to acquire certain assets and assume all of the deposits and certain other liabilities of LibertyBank, a full service commercial bank headquartered in Eugene, Oregon (“LibertyBank Acquisition”). Under the loss sharing agreements, the FDIC has agreed to reimburse the Bank for 80% of losses and certain related expenses. See Note 3 to the Selected Notes to the Consolidated Financial Statements for additional information on the LibertyBank Acquisition. Loans purchased in the LibertyBank Acquisition are valued as of acquisition date in accordance with ASC 805. Further, the Company elected to account for all loans purchased in the LibertyBank Acquisition within the scope of ASC 310-30. Under ASC 805 and ASC 310-30, loans purchased in the LibertyBank Acquisition were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date, unlike the loans purchased in the CFB Acquisition, which are accounted for under previous accounting guidance as described above. All loans purchased in the LibertyBank Acquisition have been aggregated into pools of loans with similar risk characteristics to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans purchased in the LibertyBank Acquisition into 22 different pools, based on common risk characteristics such as loan classification, loan structure, nonaccrual status and collateral type.

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

Loans and foreclosed and repossessed assets purchased in the CFB and Liberty Bank Acquisitions that are subject to the loss sharing agreements are referred to herein as “covered loans” and “covered assets.” Loans and real estate and other property owned directly or originated by the Bank or purchased loans not subject to loss sharing agreements with the FDIC are referred to herein as “noncovered loans” and “noncovered assets.”

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in ASC Topic 740, “Income Taxes.” Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from acquisition intangibles, the allowance for loan losses, deferred compensation, purchase accounting adjustments and related deferred acquisition gains. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

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

Note 4 - Earnings (Loss) Per Share and Comprehensive Income (Loss)

The Company has granted stock compensation awards with non-forfeitable dividend rights, which are considered participating securities. Accordingly, earnings (loss) per share (“EPS”) is computed using the two-class method as required by ASC 260-10-45. Basic EPS is computed by dividing net income (or loss) allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted EPS includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities. ESOP shares are not considered outstanding for EPS until they are committed to be released. The following table presents the computation of basic and diluted EPS for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(78)	$(1,941)	$(2,612)	$(3,876)
Allocated to participating securities	--	26	28	60
Net loss allocated to common shareholders	(78)	(1,915)	(2,584)	(3,816)

Extraordinary gain, net of taxes	--	--	--	305
Net loss allocated to common stock before extraordinary gain	$(78)	$(1,915)	$(2,584)	$(4,121)

Weighted average common shares outstanding, including shares considered participating securities	15,686,911	15,754,145	15,773,664	15,734,164
Less: Average participating securities	(150,372)	(210,946)	(157,379)	(242,961)
Weighted average shares	15,536,539	15,543,199	15,616,285	15,491,203

Net effect of dilutive restricted stock	--	--	--	--
Weighted average shares and common stock equivalents	15,536,539	15,543,199	15,616,285	15,491,203

Loss per common share before extraordinary item:
Basic	$(0.01)	$(0.12)	$(0.17)	$(0.27)
Diluted	(0.01)	(0.12)	(0.17)	(0.27)

Loss per common share after extraordinary item:
Basic	(0.01)	(0.12)	(0.17)	(0.25)
Diluted	(0.01)	(0.12)	(0.17)	(0.25)

Options excluded from the calculation due to their anti-dilutive effect on EPS	878,460	873,324	878,460	873,324

    For the three months ended June 30, 2011, the Company recognized comprehensive income of $2.8 million, compared to comprehensive loss of $1.1 million for the same period a year earlier. For the nine months ended June 30, 2011 and 2010, the Company recognized comprehensive losses of $1.7 million and $3.5 million, respectively.

Note 5 - Investment securities

Investment securities available-for-sale consisted of the following at the dates indicated (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
June 30, 2011
Obligations of U.S. Government Sponsored Enterprises (“GSE”)	$83,188	$336	$(227)	$83,297	19.7%
Obligations of states and political subdivisions	11,588	106	(158)	11,536	2.7
Corporate note, FDIC-guaranteed	1,012	4	--	1,016	0.3
Mortgage-backed securities, GSE-issued	318,051	8,092	(202)	325,941	77.2
Mortgage-backed securities, private label	383	--	(31)	352	0.1

Total	$414,222	$8,538	$(618)	$422,142	100.0%

September 30, 2010
Obligations of U.S. GSE	$51,844	$255	$(77)	$52,022	18.9%
Obligations of states and political subdivisions	6,786	86	(83)	6,789	2.5
Corporate note, FDIC-guaranteed	1,022	3	--	1,025	0.4
Mortgage-backed securities, GSE-issued	208,492	6,692	(264)	214,920	78.1
Mortgage-backed securities, private label	449	--	(25)	424	0.1

Total	$268,593	$7,036	$(449)	$275,180	100.0%

Mortgage-backed securities are comprised of fixed and variable-rate residential mortgages.

The fair value of impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed for the periods indicated were as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
Obligations of U.S. GSE	$25,570	$(227)	$--	$--	$25,570	$(227)
Obligations of states and political subdivisions	7,378	(158)	--	--	7,378	(158)
Mortgage-backed securities, GSE-issued	29,706	(202)	--	--	29,706	(202)
Mortgage-backed securities, private label	--	--	351	(31)	351	(31)

Total	$62,654	$(587)	$351	$(31)	$63,005	$(618)

September 30, 2010
Obligations of U.S. GSE	$14,111	$(77)	$--	$--	$14,111	$(77)
Obligations of states and political subdivisions	3,674	(83)	--	--	3,674	(83)
Mortgage-backed securities, GSE-issued	50,997	(264)	--	--	50,997	(264)
Mortgage-backed securities, private label	424	(25)	--	--	424	(25)

Total	$69,206	$(449)	$--	$--	$69,206	$(449)

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

The contractual maturities of investment securities available-for-sale are shown below (in thousands). Expected maturities may differ from the contractual maturities of such securities because borrowers have the right to prepay obligations without prepayment penalties.

	June 30, 2011		September 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$5,085	$5,096	$3,142	$3,137
Due after one year through five years	61,746	61,912	35,292	35,438
Due after five years through ten years	92,968	95,214	56,593	58,257
Due after ten years	254,423	259,920	173,566	178,348
Total	$414,222	$422,142	$268,593	$275,180

As of June 30, 2011, and September 30, 2010, the Bank pledged investment securities for the following obligations (in thousands):

	June 30, 2011		September 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

FHLB borrowings	$39,500	$42,378	$51,174	$54,309
Treasury, tax and loan funds at the Federal Reserve Bank	2,854	3,048	3,767	3,916
Repurchase agreements	8,959	9,384	17,784	18,804
Deposits of municipalities and public units	18,694	19,588	19,977	21,106
Total	$70,007	$74,398	$92,702	$98,135

Note 6 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized by collateral type as follows (dollars in thousands):

	June 30, 2011		September 30, 2010
	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One- to four- family residential	$133,936	26.5%	$157,574	24.7%
Multifamily residential	18,282	3.6	20,759	3.3
Commercial	204,216	40.4	228,643	35.9
Total real estate	356,434	70.5	406,976	63.9

Real estate construction:
One- to four-family residential	10,889	2.2	24,707	3.9
Multifamily residential	559	0.1	2,657	0.4
Commercial and land development	19,503	3.8	21,190	3.3
Total real estate construction	30,951	6.1	48,554	7.6

Consumer:
Home equity	50,710	10.0	56,745	8.9
Automobile	1,083	0.2	1,466	0.2
Other consumer	5,347	1.1	8,279	1.3
Total consumer	57,140	11.3	66,490	10.4

Commercial business	57,524	11.4	108,051	17.0
Leases	3,451	0.7	6,999	1.1
Gross loans	505,500	100.0%	637,070	100.0%

Deferred loan fees	(692)		(628)
Allowance for loan losses	(13,387)		(15,432)

Loans receivable, net	$491,421		$621,010

The following tables present loans at their recorded investment. Recorded investment includes the unpaid principal balance or the carrying amount of loans plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was $1.3 million and $1.5 million as of June 30, 2011 and September 30, 2010 respectively.

The following table presents the recorded investment in nonperforming loans and an aging of performing loans by class as of June 30, 2011 (in thousands):

	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One- to four- family residential	$4,014	$--	$4,014	$1,306	$323	$111,583	$117,226
Multifamily residential	--	--	--	--	--	9,722	9,722
Commercial real estate	6,285	--	6,285	--	--	133,284	139,569
Total real estate	10,299	--	10,299	1,306	323	254,589	266,517

Real estate construction:
One- to four- family residential	210	--	210	--	--	9,618	9,828
Multifamily residential	--	--	--	--	--	559	559
Commercial real estate	2,719	--	2,719	--	--	4,495	7,214
Total real estate construction	2,929	--	2,929	--	--	14,672	17,601

Consumer:
Home equity	466	--	466	108	30	35,903	36,507
Automobile	13	--	13	--	--	696	709
Other consumer	--	--	--	4	--	4,143	4,147
Total consumer	479	--	479	112	30	40,742	41,363

Commercial business	571	--	571	--	--	6,925	7,496
Leases	--	--	--	--	--	311	311

Total noncovered loans	14,278	--	14,278	1,418	353	317,239	333,288

Covered loans
Real estate:
One- to four- family residential	712	--	712	--	--	16,143	16,855
Multifamily residential	2,122	--	2,122	--	--	6,438	8,560
Commercial real estate	7,481	--	7,481	--	--	57,166	64,647
Total real estate	10,315	--	10,315	--	--	79,747	90,062

Real estate construction:
One- to four- family residential	748	--	748	--	--	312	1,060
Multifamily residential	--	--	--	--	--	--	--
Commercial real estate	3,314	--	3,314	--	--	8,975	12,289
Total real estate construction	4,062	--	4,062	--	--	9,287	13,349

Consumer:
Home equity	58	--	58	--	46	14,265	14,369
Automobile	7	--	7	--	1	364	372
Other consumer	26	--	26	8	5	1,187	1,226
Total consumer	91	--	91	8	52	15,816	15,967

Commercial business	677	--	677	4	--	49,592	50,273
Leases	--	--	--	--	--	3,141	3,141

Total covered loans	15,145	--	15,145	12	52	157,583	172,792
Total gross loans	$29,423	$--	$29,423	$1,430	$405	$474,822	$506,080

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

Loans not meeting the criteria above are considered to be Pass rated loans. As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One- to four- family residential	$111,213	$79	$--	$5,934	$--	$117,226
Multifamily residential	5,480	1,693	1,019	1,530	--	9,722
Commercial real estate	87,497	8,719	21,929	21,424	--	139,569
Total real estate	204,190	10,491	22,948	28,888	--	266,517

Real estate construction:
One- to four- family residential	8,875	--	--	953	--	9,828
Multifamily residential	--	--	559	--	--	559
Commercial real estate	3,160	--	1,111	2,943	--	7,214
Total real estate construction	12,035	--	1,670	3,896	--	17,601

Consumer:
Home equity	35,707	126	39	635	--	36,507
Automobile	694	2	--	13	--	709
Other consumer	3,982	79	1	85	--	4,147
Total consumer	40,383	207	40	733	--	41,363

Commercial business	6,539	207	125	625	--	7,496
Leases	311	--	--	--	--	311

Total noncovered loans	263,458	10,905	24,783	34,142	--	333,288

Covered loans
Real estate:
One- to four- family residential	4,878	708	1,441	9,828	--	16,855
Multifamily residential	5,819	246	314	2,181	--	8,560
Commercial real estate	25,913	2,032	11,812	24,890	--	64,647
Total real estate	36,610	2,986	13,567	36,899	--	90,062

Real estate construction:
One- to four- family residential	241	--	--	819	--	1,060
Multifamily residential	--	--	--	--	--	--
Commercial real estate	1,934	117	3,555	6,683	--	12,289
Total real estate construction	2,175	117	3,555	7,502	--	13,349

Consumer:
Home equity	13,765	179	--	425	--	14,369
Automobile	360	--	--	12	--	372
Other consumer	1,144	5	--	77	--	1,226
Total consumer	15,269	184	--	514	--	15,967

Commercial business	36,235	1,619	4,264	8,155	--	50,273
Leases	2,962	--	132	47	--	3,141

Total covered loans	93,251	4,906	21,518	53,117	--	172,792
Total gross loans	$356,709	$15,811	$46,301	$87,259	$--	$506,080

A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement with the borrower.  The following table summarizes impaired loans at June 30, 2011, and September 30, 2010 (in thousands):

	June 30, 2011	September 30, 2010

Impaired loans with related specific allowance	$6,909	$9,294
Impaired loans with no related allowance	18,162	6,197

Total impaired loans	$25,071	$15,491

Specific allowance on impaired loans	$1,330	$2,521

The average balance of impaired loans was $25.6 million and $26.6 million for the three months ended June 30, 2011 and 2010, respectively, and was $24.7 million and $22.9 million for the nine months ended June 30, 2011 and 2010, respectively. Interest income recorded on impaired loans was immaterial during those periods.

The following table presents loans deemed impaired by class of loans as of and during the three months ended June 30, 2011 (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
Noncovered loans
With no related allowance recorded:
One-to four- family residential	$2,346	$2,321	$--	$1,675
Commercial real estate	1,990	1,990	--	2,380
Real estate construction	2,703	2,703	--	1,690
Home equity	272	206	--	145
Automobile	--	--	--	--
Commercial business and leases	572	571	--	307
Total noncovered loans with no related allowance	7,883	7,791	--	6,197

With an allowance recorded:
One-to four- family residential	1,964	1,967	(460)	1,788
Commercial real estate	4,295	4,295	(568)	5,151
Real estate construction	519	519	(186)	1,495
Home equity	128	128	(116)	128
Commercial business and leases	--	--	--	566
Total noncovered loans with an allowance recorded	6,906	6,909	(1,330)	9,128

Covered loans
With no related allowance recorded:
One-to four- family residential	673	608	--	399
Multifamily residential	692	707	--	830
Commercial real estate	6,364	6,283	--	6,551
Real estate construction	2,304	2,356	--	2,117
Home equity	18	19	--	9
Commercial business and leases	441	398	--	406
Total covered loans with no related allowance	10,492	10,371	--	10,312
Total impaired loans	$25,281	$25,071	$(1,330)	$25,637

Troubled debt restructurings totaled $12.2 million and $10.1 million at June 30, 2011 and September 30, 2010, respectively, and are included in the impaired loan disclosures above. Of these amounts, $5.5 million and $4.7 million were covered under loss share agreements with the FDIC at June 30, 2011 and September 30, 2010 respectively. There were no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011, and September 30, 2010 (in thousands):

	June 30, 2011
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
Noncovered loans
One-to four- family residential	$460	$1,363	$--	$4,288	$112,938	$--
Commercial and multifamily	568	4,534	--	6,285	143,006	--
Real estate construction	186	697	--	3,222	14,379	--
Home equity	116	1,189	--	334	36,173	--
Consumer	--	28	--	--	2,215	2,641
Commercial business	--	317	--	571	6,824	101
Leases	--	--	--	--	311	--
Total noncovered loans	1,330	8,128	--	14,700	315,846	2,742

Covered loans
One-to four- family residential	--	75	--	608	2,795	13,452
Commercial and multifamily	--	2,113	--	6,990	24,347	41,870
Real estate construction	--	432	196	2,356	1,784	9,209
Home equity	--	--	--	19	5,895	8,455
Consumer	--	316	--	--	1,580	18
Commercial business	--	382	415	398	6,363	43,512
Leases	--	--	--	--	3,141	--
Total covered loans	--	3,318	611	10,371	45,905	116,516
Total gross loans	$1,330	$11,446	$611	$25,071	$361,751	$119,258

	September 30, 2010
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
Noncovered loans
One-to four- family residential	$1,192	$1,973	$--	$3,098	$133,948	$--
Commercial and multifamily	227	4,961	--	2,215	153,107	--
Real estate construction	811	616	--	3,409	13,997	--
Home equity	--	1,517	--	--	40,859	--
Consumer	--	138	--	--	2,758	4,115
Commercial business	291	179	--	500	9,173	815
Leases	--	--	--	--	408	--
Total noncovered loans	2,521	9,384	--	9,222	354,250	4,930

Covered loans
One-to four- family residential	--	2,311	--	--	4,112	16,333
Commercial and multifamily	--	--	--	--	37,172	56,909
Real estate construction	--	448	--	--	6,940	24,207
Home equity	--	--	--	--	6,195	9,930
Consumer	--	248	--	--	2,116	--
Commercial business	--	520	--	--	16,502	89,135
Leases	--	--	--	--	--	--
Total covered loans	--	3,527	--	--	73,037	196,514
Total gross loans	$2,521	$12,911	$--	$9,222	$427,287	$201,444

Activity in the allowance for loan losses for the three months ended June 30, 2011 was as follows (in thousands):

	As of March 31, 2011	Provisions	Charge-Offs	Recoveries	As of June 30, 2011
Noncovered loans
Real estate:
One- to four- family residential	$2,116	$(169)	$(193)	$69	$1,823
Multifamily residential	--	--	--	--	--
Commercial real estate	5,578	105	(582)	1	5,102
Total real estate	7,694	(64)	(775)	70	6,925

Real estate construction:
One- to four- family residential	421	331	--	--	752
Multifamily residential	72	(19)	--	--	53
Commercial real estate	535	(199)	(449)	191	78
Total real estate construction	1,028	113	(449)	191	883

Consumer:
Home equity	1,514	490	(704)	5	1,305
Automobile	30	(21)	--	--	9
Other consumer	64	(37)	(8)	--	19
Total consumer	1,608	432	(712)	5	1,333

Commercial business	637	(214)	(244)	138	317
Leases	--	--	--	--	--

Total noncovered loans	10,967	267	(2,180)	404	9,458

Covered loans
Real estate:
One- to four- family residential	77	(2)	--	--	75
Multifamily residential	--	--	--	--	--
Commercial real estate	2,055	963	(964)	59	2,113
Total real estate	2,132	961	(964)	59	2,188

Real estate construction:
One- to four- family residential	3	251	(210)	--	44
Multifamily residential	--	155	--	--	155
Commercial real estate	497	466	(548)	14	429
Total real estate construction	500	872	(758)	14	628

Consumer:
Home equity	--	240	(240)	--	--
Automobile	254	13	--	--	267
Other consumer	41	7	--	1	49
Total consumer	295	260	(240)	1	316

Commercial business	387	451	(46)	5	797
Leases	--	--	--	--	--

Total covered loans	3,314	2,544	(2,008)	79	3,929
Total	$14,281	$2,811	$(4,188)	$483	$13,387

Activity in the allowance for loan losses for the nine months ended June 30, 2011 was as follows (in thousands):

	As of September 30, 2010	Provisions	Charge-Offs	Recoveries	As of June 30, 2011
Noncovered loans
Real estate:
One- to four- family residential	$3,165	$(220)	$(1,497)	$375	$1,823
Multifamily residential	--	--	--	--	--
Commercial real estate	5,188	823	(947)	38	5,102
Total real estate	8,353	603	(2,444)	413	6,925

Real estate construction:
One- to four- family residential	1,427	(607)	(78)	10	752
Multifamily residential	--	53	--	--	53
Commercial real estate	--	92	(599)	585	78
Total real estate construction	1,427	(462)	(677)	595	883

Consumer:
Home equity	1,517	1,326	(1,604)	66	1,305
Automobile	--	9	--	--	9
Other consumer	138	(91)	(33)	5	19
Total consumer	1,655	1,244	(1,637)	71	1,333

Commercial business	470	(49)	(244)	140	317
Leases	--	--	--	--	--

Total noncovered loans	11,905	1,336	(5,002)	1,219	9,458

Covered loans
Real estate:
One- to four- family residential	2,311	(2,040)	(197)	1	75
Multifamily residential	--	--	--	--	--
Commercial real estate	--	4,782	(2,746)	77	2,113
Total real estate	2,311	2,742	(2,943)	78	2,188

Real estate construction:
One- to four- family residential	448	(194)	(210)	--	44
Multifamily residential	--	155	--	--	155
Commercial real estate	--	4,027	(4,160)	562	429
Total real estate construction	448	3,988	(4,370)	562	628

Consumer:
Home equity	--	262	(263)	1	--
Automobile	--	267	--	--	267
Other consumer	248	(177)	(33)	11	49
Total consumer	248	352	(296)	12	316

Commercial business	520	393	(128)	12	797
Leases	--	--	--	--	--

Total covered loans	3,527	7,475	(7,737)	664	3,929
Total	$15,432	$8,811	$(12,739)	$1,883	$13,387

Activity in the allowance for loan losses for the three and nine months ended June 30, 2010 was as follows (in thousands):

	For the Three Months Ended June 30, 2010	For the Nine Months Ended June 30, 2010
Beginning balance	$27,779	$28,735

Provision for loan losses	3,300	6,375
Losses on loans charged-off	(4,127)	(8,312)
Recoveries on loans charged-off	130	284
Adjustment to original purchase accounting	(9,210)	(9,210)
Ending balance	$17,872	$17,872

The Bank has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. At the acquisition date, management estimated the fair value of the acquired loan portfolios which represented the expected cash flows from the portfolio discounted at a market-based rate. Included in the estimate of fair value was a discount credit adjustment that reflected expected credit losses. In estimating the preliminary fair value, management calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the credit risk in the acquired loan and lease portfolio at the acquisition date. The following table details activity of accretable yield (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010

Beginning balance of accretable yield	$28,809	$--	$35,163	$--
Accretable yield recognized as interest income	(3,309)	--	(9,663)	--

Ending balance of accretable yield	$25,500	$--	$25,500	$--

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $10.0 million and $20.6 million at June 30, 2011 and September 30, 2010, respectively, all of which were purchased in the CFB Acquisition. There were no transfers from nonaccretable difference to accretable yield on loans during the three or nine month periods ended June 30, 2011 and 2010, respectively. During the quarter and nine months ended June 30, 2011, the provision for losses on purchased credit impaired loans totaled $611,000.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis at June 30, 2011 and September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2011
Obligations of U.S. GSE	$--	$83,297	$--	$83,297
Obligations of states and political subdivisions	--	11,536	--	11,536
Corporate note, FDIC-guaranteed	--	1,016	--	1,016
Mortgage-backed securities, GSE issued	--	325,941	--	325,941
Mortgage-backed securities, private label	--	352	--	352

September 30, 2010
Obligations of U.S. GSE	$--	$52,022	$--	$52,022
Obligations of states and political subdivisions	--	6,789	--	6,789
Corporate note, FDIC-guaranteed	--	1,025	--	1,025
Mortgage-backed securities, GSE issued	--	214,920	--	214,920
Mortgage-backed securities, private label	--	424	--	424

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at June 30, 2011 and September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2011
Impaired loans	$--	$--	$16,004	$16,004
REO	--	--	8,287	8,287

September 30, 2010
Impaired loans	$--	$--	$6,773	$6,773
REO	--	--	8,288	8,288

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent.  Impaired loans that are collateral dependent and have experienced a write-down in carrying value or have a recognized valuation allowance are included in the table above. Impaired loans whose fair value exceeds the carrying value are excluded from the table above as these loans do not represent assets measured and carried at fair value. Impaired loans, which are measured for impairment using the fair value of the collateral at June 30, 2011, had a carrying amount of $16.0 million, net of specific valuation allowances totaling $1.3 million.  Impaired loans had a carrying amount of $6.8 million, net of specific valuation allowances of $2.5 million at September 30, 2010. Adjustments to the specific valuation allowance caused a release of provision of $815,000 and a provision of $3.3 million during the quarters ended June 30, 2011 and June 30, 2010, respectively, and provisions of $757,000 and $5.7 million during the nine months ended June 30, 2011 and 2010, respectively.

Fair value for REO is determined by obtaining appraisals on the properties. The fair value under such appraisals is determined by using an income, cost or comparable sales valuation technique. The fair value is then reduced by management’s estimate for the direct costs expected to be incurred in order to sell the property. Holding costs or maintenance expenses are recorded as period costs when incurred and are not included in the fair value estimate. The impact on earnings as a result of write-downs to REO was $296,000 and $418,000 for the three months ended June 30, 2011 and 2010, respectively, and was $1.3 million and $2.5 million for the nine months ended June 30, 2011 and 2010, respectively. At June 30, 2011, REO carried at fair value consisted of $4.7 million of land, $2.8 million of commercial real estate properties and $779,000 of single family residential properties.

The estimated fair values of the Company’s financial instruments at June 30, 2011, and September 30, 2010, were as follows (in thousands):

	June 30, 2011		September 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$201,944	$201,944	$416,426	$416,426
Investment securities	422,142	422,142	275,180	275,180
Loans held for sale	524	524	5,135	5,135
Loans receivable, net	491,421	498,556	621,010	628,281
FDIC indemnification receivable, net	58,139	58,139	64,574	64,574
FHLB stock	17,717	n/a	17,717	n/a
Accrued interest receivable	2,771	2,771	2,694	2,694

Financial liabilities:
Demand and savings deposits	$627,158	$627,158	$613,627	$613,627
Certificates of deposit	382,311	387,159	576,035	584,634
FHLB advances and other borrowings	53,422	55,644	67,622	71,050
Advances by borrowers for taxes and insurance	711	711	4,658	4,658
Accrued interest payable	458	458	631	631

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents: The carrying amount approximates fair value.

Investment securities: The Company’s investment securities available-for-sale consist primarily of securities issued by U.S. Government sponsored enterprises that trade in active markets.  These securities are included under Level 2 because there may or may not be daily trades in each of the individual securities and because the valuation of these securities may be based on instruments that are not exactly identical to those owned by the Company.

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

Off-balance-sheet instruments: Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at June 30, 2011 and 2010, were insignificant.

Note 8 –FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the three month period ended June 30, 2011, was as follows (in thousands):

	Reimbursement Rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable

Balance at March 31, 2011	$84,518	$9,148	$76,305	$(1,788)	$74,517

Payments from FDIC for losses on covered assets	(19,111)	--	(15,289)	--	(15,289)
(Decrease) increase in estimated losses	(5,764)	3,333	(1,445)	--	(1,445)
Discount accretion	--	--	--	356	356

Balance at June 30, 2011	$59,643	$12,481	$59,571	$(1,432)	$58,139

Activity in the FDIC indemnification receivable for the nine month period ended June 30, 2011, was as follows (in thousands):

	Reimbursement Rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable

Balance at September 30, 2010	$80,667	$3,578	$67,933	$(3,359)	$64,574

Payments from FDIC for losses on covered assets	(19,111)	--	(15,289)	--	(15,289)
(Decrease) increase in estimated losses	(1,913)	8,903	6,927	--	6,927
Discount accretion	--	--	--	1,927	1,927

Balance at June 30, 2011	$59,643	$12,481	$59,571	$(1,432)	$58,139

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
▪
results of examinations of the Company by the Federal Reserve, and our bank subsidiary by the FDIC, the Idaho Department of Finance, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

▪
legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations that adversely affect our business including the recently enacted financial reform legislation and changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

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

The Bank is a state-chartered, FDIC-insured commercial bank and is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market areas.  The Bank’s primary business is attracting deposits from the general public and using these funds to originate loans.  The Bank emphasizes the origination of commercial business loans, commercial real estate loans, construction and residential development loans, consumer loans and loans secured by first mortgages on owner-occupied residential real estate.

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

At June 30, 2011, Home Federal Bank had operations in three distinct market areas including Boise, Idaho, and surrounding communities, together known as the Treasure Valley region of southwestern Idaho, which we refer to as the Idaho Region. The CFB Acquisition resulted in the Bank’s entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson. We refer to this market as the Central Oregon Region. In addition to deepening its presence in Central Oregon, as a result of the LibertyBank Acquisition, the Bank also operates in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. We refer to these markets as our Western Oregon Region. At June 30, 2011, the Bank had 34 full-service banking offices.

The following summarizes key activities of the Company during the quarter ended June 30, 2011:

▪	Net loss totaled $78,000, or $0.01 per share
▪	Pre-tax, pre-provision income totaled $584,000 for the three months ended June 30, 2011
▪	The Company repurchased 372,300 shares of its common stock during the quarter at an average cost of $10.50 per share for a total cost of $3.9 million
▪	Net interest income before provision for loan losses increased $858,000 when compared to the linked quarter ended March 31, 2011
▪	The provision for loan losses, net of the FDIC indemnification recovery, totaled $422,000 and the provision for REO totaled $296,000
▪	Noninterest income, excluding the FDIC indemnification recovery, increased by $74,000, or 2.3%, when compared to the linked quarter
▪	Noninterest expense decreased by $1.3 million compared to the second quarter of fiscal year 2011
▪	Total assets decreased $62.7 million during the quarter as maturing loans and investments were used to fund maturing certificates of deposit
▪	Nonperforming assets declined $9.3 million, or 14.7%, compared to March 31, 2011
▪	Average core deposits (defined as checking, money market and savings accounts) increased $7.3 million
▪	The Company’s reorganization as a bank holding company and the Bank’s conversion to an Idaho-chartered commercial bank became effective May 31, 2011

With the integration of the core processing system and the operations teams of LibertyBank completed in March 2011, the third fiscal quarter of 2011 focused on stabilization and normalization of operational processes throughout the organization. We expect these efforts will continue over the next six months as we scrutinize our organizational structure and build a scalable operational foundation for growth. We are also analyzing the performance of individual branches in our network as we strive to reduce noninterest expense and improve efficiency.

The economies in our primary markets remain weak, with high unemployment and an uncertain economic outlook, which may continue to limit our ability to obtain meaningful loan growth. We will maintain a higher than optimal level of liquidity in the near term to provide flexibility in facilitating potential acquisitions and to prepare for the possibility of higher interest rates. During the quarter ended June 30, 2011, we reduced certificates of deposits assumed in the LibertyBank Acquisition and experienced growth in average core deposits throughout our branch network over the linked quarter, although core deposits were lower at June 30, 2011 compared to March 31, 2011. We anticipate continued declines in certificates of deposit as scheduled maturities of certificates of deposit assumed in the LibertyBank Acquisition will increase in the next nine months and will utilize excess cash to fund those withdrawals.

Nonperforming assets and delinquent loans declined during the quarter ended June 30, 2011, compared to March 31, 2011. Noncovered nonperforming assets declined $2.7 million during the quarter and noncovered loans delinquent 30 to 89 days declined to $1.8 million at June 30, 2011, from $3.7 million at March 31, 2011.

Since our conversion to a mutual holding company structure in 2004 and stock holding company structure in 2007, we have been implementing our strategy to transform the Bank’s balance sheet and operations to that of a commercial community bank. We have executed this strategy through organic growth in commercial loans and core deposits and through our FDIC-assisted acquisitions involving Community First Bank in 2009 and LibertyBank in 2010. On May 31, 2011, the Bank’s conversion from a federally chartered stock savings bank to a commercial bank charted in the State of Idaho and the Company’s reorganization as a bank holding company were completed.

Critical Accounting Estimates and Related Accounting Policies

Note 2 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q provides a description of critical accounting policies and significant estimates in the financial statements that should be considered in conjunction with the reading of this discussion and analysis.

Comparison of Financial Condition at June 30, 2011, and September 30, 2010

For the nine months ended June 30, 2011, total assets decreased $210.1 million, or 14.2%. The changes in total assets were primarily concentrated in the following asset categories (dollars in thousands):

	June 30,	September	Increase/(Decrease)
	2011	30, 2010	Amount	Percent

Cash and amounts due from depository institutions	$201,944	$416,426	$(214,482)	(51.5)%
Investments available-for-sale, at fair value	422,142	275,180	146,962	53.4
Loans receivable, net of allowance for loan losses	491,421	621,010	(129,589)	(20.9)

Cash and equivalents. The decrease in cash and equivalents during fiscal year 2011 from September 30, 2010, was due to the purchase of investment securities and payments on maturing certificates of deposit and borrowings that were not renewed. Cash obtained from the LibertyBank Acquisition in the fourth quarter of fiscal year 2010 was used to purchase investments primarily during the first half of fiscal year 2011. Purchases of investments slowed during the third fiscal quarter due to unattractive yields available in the bond market. We will continue to invest excess cash in medium-term securities in fiscal 2011, but will also conserve some liquidity in order to meet the demand of maturing certificates of deposit assumed in the LibertyBank Acquisition, prepare for the potential of rising interest rates, and to provide flexibility for potential acquisitions, repurchases of common stock or the early retirement of FHLB borrowings.

Investments. Investments decreased $17.6 million to $422.1 million at June 30, 2011 when compared to March 31, 2011, yet increased $147.0 million since September 30, 2010. Purchases of investments during the third quarter of fiscal year 2011 totaled $8.6 million and had an average yield of 2.82% and an effective duration of 4.0 years. The effective duration of investments purchased in the quarter was longer than previous quarters as we purchased some longer-term municipal bonds. Investment purchases during the first nine months of fiscal year 2011 totaled $241.5 million and have an average yield and effective duration of 2.24% and 3.38 years, respectively. We are targeting medium-term securities in order to reduce price sensitivity and provide liquidity if needed in connection with a future response to an acquisition.

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

Our exposure to obligations of state and local political subdivisions was $11.5 million, comprising 2.7% of our securities portfolio at June 30, 2011. The following table summarizes the ratings of these securities at June 30, 2011 (in thousands):

	Standard and Poors			Moody’s
	AA	AA+	AAA	Aa2	Total

Fair value of obligations of state and local political subdivisions	$3,520	$2,482	$4,601	$933	$11,536

Loans. Net loans and leases receivable decreased $39.7 million to $491.4 million at June 30, 2011, from $531.1 million at March 31, 2011. For the nine months ended June 30, 2011, net loans and leases receivable declined $129.1 million. Noncovered loans declined $11.3 million during the quarter while covered loans purchased in the

CFB Acquisition and the LibertyBank Acquisition declined $6.3 million and $22.9 million, respectively. The carrying amount of covered loans purchased in the CFB Acquisition and the LibertyBank Acquisition totaled $64.2 million and $108.6 million, respectively, at June 30, 2011.

One-to-four family residential mortgage loans decreased $23.6 million during the first three quarters of fiscal year 2011 as we originated conventional one-to-four family residential loans primarily for sale in the secondary market. As a result, the residential loan portfolio will likely continue to decline as new loans are not added to the portfolio. We are currently assessing the impact of new regulatory requirements and other rules that may be promulgated under the Dodd-Frank Act which could adversely impact the profitability of our mortgage loan activities. We may change the business model or exit this line of business if regulatory and legislative changes materially alter the risk profile or profitability of our mortgage loan and secondary market loan origination programs.

Approximately $20.1 million of the decline in commercial business loans during the first three quarters of fiscal year 2011 was from our wholly owned subsidiary, Commercial Equipment Lease Corporation (“CELC”), which was purchased in connection with the LibertyBank Acquisition. We are not originating new loans or leases in this subsidiary and therefore expect balances in this portfolio to continue to decline rapidly as most of these instruments were originated with terms of five years or less. Approximately $27.1 million in net loans and leases receivable were outstanding in the CELC portfolio as of June 30, 2011.

We also experienced significant reductions in our commercial business loan portfolio during the quarter due to clients refinancing at other institutions in our Western Oregon Region. While some of these balance reductions were favorable as some of those loans were criticized or classified, other loans were refinanced by clients to take advantage of loan term structures or covenant concessions offered by competitors that the Company was unwilling to meet. Excluding declines of equipment financing agreements in our leasing subsidiary, commercial business loans declined $8.6 million in the third quarter of fiscal year 2011.

We will continue our emphasis on commercial and small business banking products. However, a weak economic outlook may limit our ability to organically generate meaningful loan growth over the next 12 to 18 months.

Asset Quality. Loans in the Company’s organic portfolio have general and specific loss reserves allocated when management has determined it is probable a loss has been incurred. Loans in the Community First Bank portfolio were recorded and are currently accounted for under the business combination rules of Statement of Financial Accounting Standards No. 141 and Accounting Standards Codification Topic (“ASC”) 310-30. Loans in the Community First Bank portfolio that were not credit impaired on the date of purchase are allocated a general loss reserve. Loans that were credit impaired in the Community First Bank loan portfolio on the date of acquisition are reported at the present value of expected cash flows. No allowance for loan losses is reported on these loans as impairments in excess of the acquisition-date fair value discount result in a partial charge-off of the loan’s remaining unpaid principal balance. The loans purchased in the LibertyBank Acquisition are accounted for under the business combination rules of ASC 805 and ASC 310-30, which require all loans acquired in the LibertyBank portfolio to be reported initially at estimated fair value. Loans purchased in the LibertyBank Acquisition have been aggregated into pools and the portion of the fair value discount not related to credit impairment is accreted over the life of the loan into interest income; therefore, loans purchased in the LibertyBank Acquisition are not individually identified as nonaccrual loans. Loans purchased in the Community First Bank acquisition were not pooled; therefore, loans that are on nonaccrual status, or are 90 days past due and still accruing interest are reported as nonperforming loans. If a loan pool becomes impaired, an allowance for loan losses is established for the pool.

The indemnified portion of partial charge-offs and provisions for general loan loss reserves for covered loans is recorded in noninterest income and results in an increase in the FDIC indemnification asset.

Loans delinquent 30 to 89 days totaled $1.8 million at June 30, 2011, compared to $8.9 million at September 30, 2010, including $64,000 and $435,000, respectively, of covered loans in the Community First Bank loan portfolio. Nonperforming assets, which include loans delinquent 90 days or more, nonaccrual loans and REO, totaled $53.6 million at June 30, 2011, compared to $65.5 million at September 30, 2010. REO and other repossessed assets decreased $6.3 million or 20.7% to $24.2 million at June 30, 2011, compared to $30.5 million as of September 30, 2010.

At June 30, 2011, and September 30, 2010, nonperforming assets totaled $53.6 million and $65.5 million, respectively, with noncovered nonperforming assets increasing $1.2 million and covered nonperforming assets decreasing $13.1 million. Noncovered nonperforming assets declined $2.7 million as compared to the linked quarter.  The total recorded investment in noncovered loans classified as substandard decreased $4.0 million during the quarter ended June 30, 2011, while noncovered loans classified as watch and special mention decreased $1.4 million, mostly in the watch classification.

The allowance for loan losses was $13.4 million at June 30, 2011, and $15.4 million at September 30, 2010. The general allowance for loan losses allocated to loans covered under the loss share agreement with the FDIC totaled $3.3 million at June 30, 2011, and the allowance for loan losses allocated to the noncovered organic loan portfolio was $9.5 million, or 2.84% of noncovered loans. Commencing April 1, 2011, we changed our accounting policy for loans that are in process of foreclosure. Previously, such impaired loans were allocated a specific reserve within the allowance for loan losses. These specific reserves are now classified by the Company as “Loss” and the loan balance is charged-down, which results in a reduction in the balance of the allowance for loan losses. At June 30, 2011, loan balances classified as loss that were charged-down totaled $2.4 million, which in previous reporting periods have been disclosed in the balance of the allowance for loan losses.  The balance of the allowance for noncovered loan losses that has been specifically allocated to individual noncovered loans totaled $1.3 million at June 30, 2011.

Certain loan modifications or restructurings are accounted for as “troubled debt restructurings.” In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. Troubled debt restructurings totaled $12.2 million and $10.1 million at June 30, 2011, and September 30, 2010, respectively. All troubled debt restructurings are considered to be impaired loans, but may not necessarily be placed on nonaccrual status.

Real estate owned and other repossessed assets decreased $6.3 million, or 20.7%, to $24.2 million compared to $30.5 million as of September 30, 2010, and decreased $398,000 during the quarter ended June 30, 2011. At June 30, 2011, REO and other repossessed assets was comprised primarily of $11.3 million of land development and speculative one- to four- family construction projects, $8.3 million of commercial real estate, and $4.1 million of one- to four- family residential properties. Of the $24.2 million of REO and other repossessed assets at June 30, 2011, $17.6 million was covered under loss sharing agreements with the FDIC.

FDIC indemnification receivable. As part of the purchase and assumption agreements for the Community First Bank and LibertyBank acquisitions, we entered into loss sharing agreements with the FDIC. These agreements cover realized losses on covered assets purchased from the FDIC in the CFB Acquisition and LibertyBank Acquisition. The indemnification receivable from the CFB Acquisition increased $5.5 million during the first nine months of fiscal 2011 to $12.7 million, primarily due to an increase in estimated losses. The indemnification receivable from the LibertyBank Acquisition decreased $12.0 million during the first nine months of fiscal 2011 to $45.4 million primarily due to the receipt of $15.3 million from the FDIC, partially offset by discount accretion and reimbursable expenses. During the quarter ended June 30, 2011, the FDIC indemnification receivable declined $16.4 million primarily due to payments received from the FDIC totaling $15.3 million.

Deposits. Deposits decreased $180.2 million, or 15.1%, to $1.0 billion at June 30, 2011, compared to $1.2 billion at September 30, 2010. Core deposits (defined as checking, savings and money market accounts) were $13.5 million, or 2.2%, higher at June 30, 2011, when compared to September 30, 2011. Average core deposits during the quarter ended June 30, 2011, totaled $498.1 million, compared to $485.9 million during the linked quarter.

The following table details the composition of the deposit portfolio and changes in deposit balances as of the balance sheet dates presented (dollars in thousands):

	June 30,	September	Increase/(Decrease)
	2011	30, 2010	Amount	Percent

Noninterest-bearing demand	$133,143	$138,300	$(5,157)	(3.7)%
Interest-bearing demand	235,061	225,794	9,267	4.1
Money market	176,180	180,454	(4,274)	(2.4)
Savings	82,774	69,079	13,695	19.8
Certificates of deposit	382,311	576,035	(193,724)	(33.6)

Total deposit accounts	$1,009,469	$1,189,662	$(180,193)	(15.1)%

We have directed our retail team to attempt to retain maturing certificate of deposit relationships that include a core deposit account. However, we are reluctant to compete for high-rate single account certificate of deposit customers due to our strong liquidity position at June 30, 2011, and consequently expect a managed reduction in these accounts.

Borrowings. FHLB advances and other borrowings decreased $14.2 million, or 21.0%, to $53.4 million compared to $67.6 million at September 30, 2010. The decrease resulted from maturing FHLB advances being repaid with excess liquidity. We will consider the early retirement of our outstanding FHLB advances due to our strong liquidity position if we believe such a transaction to be a prudent use of capital. The estimated prepayment penalty on the outstanding FHLB advances was $2.3 million at June 30, 2011. The weighted average rate on FHLB advances was 4.38% at June 30, 2011, and the weighted average remaining term was 1.26 years.

Equity. Stockholders’ equity decreased $8.3 million, or 4.0%, to $196.8 million at June 30, 2011, compared to $205.1 million at September 30, 2010. The decrease in stockholders’ equity during the nine month period was due to a net loss of $2.6 million, stock repurchases of $6.1 million and $2.6 million in dividends paid. These declines were partially offset by an increase to additional paid in capital due to equity compensation, ESOP transfers and exercised stock options.  In addition, the change in market value of available-for-sale securities, net of taxes increased stockholders’ equity by $881,000. At June 30, 2011, the Company’s total risk-based capital ratio was 38.27%; Tier 1 capital to risk-weighted assets ratio was 37.00%; and Tier 1 capital to average asset ratio was 14.60%. The Bank’s total risk-based capital ratio was 29.48%; Tier 1 capital to risk-weighted assets ratio was 28.21%; and Tier 1 capital to average asset ratio was 11.20%.  The Bank was categorized as “Well-Capitalized” at June 30, 2011 under the regulations of the FDIC. The Company’s consolidated tangible common equity ratio was 15.24% at June 30, 2011, compared to 13.60% at September 30, 2010.

Comparison of Operating Results for the Three Months Ended June 30, 2011, and June 30, 2010

The LibertyBank Acquisition, which was consummated on July 30, 2010, has been incorporated prospectively in the Company’s financial statements; therefore, year over year results of operations may not be comparable. As a result, management believes comparisons to the quarter ended March 31, 2011 (“linked quarter”) provide a more meaningful analysis of the Company’s results of operations and therefore has included such discussion where appropriate.

Net loss for the three months ended June 30, 2011, was $78,000, or $0.01 per diluted share, compared to a net loss of $1.9 million, or $0.12 per diluted share, for the same period last year. Net interest margin increased to 3.23% in the current quarter compared to 2.93% for the same period last year. Total revenue for the quarter ended June 30, 2011, consisting of net interest income and noninterest income, excluding indemnification recoveries and acquisition gains, increased $4.2 million, or 48.7%, to $12.7 million compared to $8.5 million for the same period of 2010. Total noninterest expense increased $3.8 million, or 43.3%, to $12.4 million compared to $8.7 million for the same quarter last year.

Net Interest Income. Net interest income before the provision for loan losses increased $3.5 million, or 58.5%, to $9.4 million for the quarter ended June 30, 2011, compared to $5.9 million for the same quarter of the prior year. The increase was attributable to the increase in earning assets in fiscal year 2011 due to the LibertyBank Acquisition.

The Company’s net interest margin increased 30 basis points to 3.23% for the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010, and increased 41 basis points from the quarter ended March 31, 2011. Our cost of interest-bearing liabilities declined to 0.83% in the quarter ended June 30, 2011, compared to 1.79% in the year-ago period, as a result of rate reductions in all deposit product categories and accretion of fair value adjustments on certificates of deposit assumed in the LibertyBank Acquisition.

The year over year decline in net interest margin was due principally to excess cash obtained from the LibertyBank Acquisition which altered the mix of our interest-earning assets. A significant portion of the $373 million of cash obtained in this transaction has been invested in securities and used to pay out maturing certificates of deposit, which has helped to increase the net interest margin in the third quarter of fiscal year 2011 compared to the linked quarter. The average yield on earning assets increased to 3.92% in the quarter ended June 30, 2011, from 3.57% in the linked quarter primarily due to an increase of $390,000 in accretable yield on loans purchased in the LibertyBank Acquisition.

The quarterly average balance in the securities portfolio increased only modestly to $434.2 million from $431.5 million in the linked quarter, yet increased by $277.3 million when compared to the quarter ended June 30, 2010. Average loan balances declined by $38.8 million when compared to the linked quarter, and increased by $28.8 million when compared to the same quarter in the previous year. We expect our net interest margin will remain below optimal levels until excess liquidity can be invested into loans. However, the weak economies in our market area may limit our ability to significantly increase loans in the near term.

The following table sets forth the impact to the Company’s net interest income from changes in balances of interest earning assets and interest bearing liabilities as well as changes in interest rates (in thousands). The rate column shows the effect attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effect attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$1,504	$417	$1,921
Loans held for sale	(1)	(14)	(15)
Interest-bearing deposits in other banks	41	20	61
Investment securities	(856)	1,780	924

Total net change in income on interest-earning assets	$684	$2,207	2,891

Interest-bearing liabilities:
Savings deposits	$(75)	$34	(41)
Interest-bearing demand deposits	(201)	133	(68)
Money market accounts	(184)	113	(71)
Certificates of deposit	(834)	685	(149)
Total deposits	(1,294)	965	(329)

FHLB advances	(33)	(212)	(245)

Total net change in expense on interest-bearing liabilities	$(1,327)	$753	(574)
Total increase in net interest income			$3,465

Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 2011, increased $2.9 million, to $11.4 million, from $8.5 million for the three months ended June 30, 2010. The increase during the quarter was primarily attributable to higher levels of interest-earning assets and an increase in the yield earned on loans due the LibertyBank Acquisition, partially offset by a decrease in the yield earned on investment securities.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income (dollars in thousands):

					Increase/
	For the Three Months Ended June 30,				(Decrease) in
	2011		2010		Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income

Loans receivable, net of deferred fees	$528,902	6.67%	$500,090	5.52%	$1,921
Loans held for sale	551	4.57	1,747	4.81	(15)
Interest bearing deposits in other banks	182,376	0.26	139,727	0.16	61
Investment securities, available-for-sale	434,161	2.26	156,902	3.89	924
FHLB stock	17,717	--	10,326	--	--

Total interest-earning assets	$1,163,707	3.92%	$808,792	4.20%	$2,891

The average yield on interest-earning assets declined in the third quarter of fiscal year 2011 compared to the comparable period of 2010 due to the mix of assets shifting to cash and investments from loans. The average yield on loans improved to 6.67% in the third quarter of fiscal year 2011 due to the LibertyBank Acquisition. The average yield on investment securities and mortgage-backed securities were lower in 2011 as lower yielding securities purchased over the last 12 months have diluted the average yield of the securities portfolio.

Interest Expense. Interest expense decreased $574,000 to $2.0 million for the three months ended June 30, 2011, from $2.6 million for the three months ended June 30, 2010. Increased interest expense resulting from higher average balances was offset by a decrease in average deposit rates. Continued runoff in certificates of deposits combined with growth in core deposits resulted in a reduced cost of funds since the last fiscal year end. The cost of funds for the quarter ended June 30, 2011, was 0.83% compared to 0.89% for the quarter ended March 31, 2011, and 1.79% in the year-ago quarter. The Company anticipates meaningful declines in certificates of deposit balances in the next quarter as maturities of accounts assumed in the LibertyBank Acquisition continue. The following table details average balances, cost of funds and the change in interest expense (dollars in thousands):

	For the Three Months Ended June 30,				Increase/
	2011		2010		(Decrease)
	Average Balance	Rate	Average Balance	Rate	in Interest Expense

Savings deposits	$81,795	0.20%	$49,886	0.65%	$(41)
Interest-bearing demand deposits	240,103	0.25	119,869	0.73	(68)
Money market deposits	176,247	0.33	96,989	0.89	(71)
Certificates of deposit	412,951	1.08	232,603	2.18	(149)
FHLB advances and other borrowings	53,486	4.09	76,786	4.13	(245)

Total interest-bearing liabilities	$964,582	0.83%	$576,133	1.79%	$(574)

Provision for Loan Losses. A provision for loan losses of $2.8 million was recorded for the quarter ended June 30, 2011, compared to $3.3 million for the same period of the prior year and $3.0 million for the linked quarter. The provision for noncovered directly originated loans was $200,000 in the June 30, 2011, quarter. The provision related to covered loans purchased in the CFB Acquisition totaled $2.0 million and an indemnification recovery of $1.9 million was recorded in noninterest income during the third fiscal quarter. The provision for loan losses on loans and leases purchased in the LibertyBank Acquisition totaled $611,000 during the third quarter of fiscal year 2011 and an indemnification recovery of $489,000 was recorded in noninterest income.

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

Noninterest Income. Noninterest income increased $2.8 million to $5.7 million for the quarter ended June 30, 2011, compared to $2.9 million for the same quarter a year ago and decreased $387,000 when compared to the linked quarter. Of the $2.8 million year-over-year increase, $2.1 million was attributable to the FDIC indemnification recovery related to the loan loss provision. Excluding the FDIC indemnification recovery, noninterest income increased $74,000 in the quarter ended June 30, 2011, compared to the linked quarter.

The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2011	2010	Amount	Percent

Service charges and fees	$2,446	$2,325	$121	5.2%
Gain on sale of loans	119	125	(6)	(4.8)
Increase in cash surrender value of life insurance	103	105	(2)	(1.9)
FDIC indemnification recovery	2,389	278	2,111	759.4
Other	650	63	587	931.7

Total noninterest income	$5,707	$2,896	$2,811	97.1%

Service charges and fees increased $121,000, or 5.2% during the most recent quarter, compared to the same quarter of last year primarily due to the increase in accounts assumed in the LibertyBank Acquisition. Due to recently enacted regulations, fees from overdrafts (excluding the impact of the LibertyBank Acquisition) declined $708,000, or 54.0%, in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010. Other noninterest income for the third quarter of fiscal year 2011 includes $355,000 of accretable income related to the FDIC indemnification asset, a decline of $294,000 from the quarter ended March 31, 2011 and an increase of $275,000 over the same quarter in fiscal year 2010.  The $587,000 increase in other noninterest income for the quarter ended June 30, 2011 compared to the same period a year earlier is primarily attributable to yield accretion related to the FDIC indemnification asset.

Noninterest Expense. Noninterest expense for the quarter ended June 30, 2011, increased $3.8 million, or 43.3%, to $12.4 million from $8.7 million for the comparable period a year earlier.

The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2011	2010	Amount	Percent

Compensation and benefits	$6,780	$4,660	$2,120	45.5%
Occupancy and equipment	1,518	979	539	55.1
Data processing	1,152	929	223	24.0
Advertising	173	233	(60)	(25.8)
Postage and supplies	298	173	125	72.3
Professional services	863	391	472	120.7
Insurance and taxes	716	423	293	69.3
Amortization of intangibles	176	--	176	n/a
Provision for REO	296	418	(122)	(29.2)
Other	451	462	(11)	(2.4)

Total noninterest expense	$12,423	$8,668	$3,755	43.3%

Noninterest expense was higher during the third quarter of fiscal year 2011 compared to the same period in 2010 primarily as a result of the LibertyBank Acquisition. Expenses remained elevated in the quarter ended June 30, 2011, due to professional services costs associated with the conversion of the processing systems needed to integrate the operations of the LibertyBank Acquisition, a number of ongoing information technology initiatives, fees for external loan review services and assistance with reporting requirements under the FDIC loss share agreements. Provision for loss on REO and other repossessed assets fell $61,000 to $296,000 during the quarter ended June 30, 2011 when compared to the linked quarter, and was $122,000 less than the $418,000 in the same period a year earlier. The decline in the provision for REO is due to lower balances of noncovered REO in fiscal year 2011. The provision for declines in values of covered REO was reduced by the amount receivable from the FDIC (either 80% or 95% as applicable).

Comparison of Operating Results for the Nine Months Ended June 30, 2011, and June 30, 2010

Net loss for the nine months ended June 30, 2011, was $2.6 million, or $0.17 per diluted share, compared to a net loss of $3.9 million, or $0.25 per diluted share, for the same period last year. Net interest margin declined to 2.86% for the nine months ended June 30, 2011 compared to 3.19% for the same period last year. Total revenue for the nine months ended June 30, 2011, which consists of net interest income and noninterest income, excluding indemnification recoveries and acquisition gains, increased $10.8 million, or 41.3%, to $37.1 million compared to $26.3 million for the same period of 2010. Total noninterest expense increased $12.7 million, or 46.3%, to $40.0 million compared to $27.3 million for the same quarter last year.

Net Interest Income. Net interest income before the provision for loan losses increased $7.6 million, or 41.0%, to $26.2 million for the nine months ended June 30, 2011, compared to $18.6 million for the same quarter of the prior year. The increase was attributable to the increase in earning assets in fiscal year 2011 due to the LibertyBank Acquisition.

The Company’s net interest margin decreased 33 basis points to 2.86% for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. This decline was due principally to excess cash obtained from the LibertyBank Acquisition. A significant portion of the $373 million of cash obtained in this transaction has been invested in securities and used to pay out maturing certificates of deposit. Our average cost of interest-bearing liabilities declined to 0.94% in the nine months ended June 30, 2011, compared to 1.83% in the year-ago period, primarily as a result of market rate reductions and accretion of fair value adjustments on certificates of deposit assumed in the LibertyBank Acquisition.

The following table sets forth the impacts to the Company’s net interest income from changes in balances of interest earning assets and interest bearing liabilities as well as changes in interest rates (in thousands). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$3,076	$2,425	$5,501
Loans held for sale	(15)	25	10
Interest-bearing deposits in other banks	92	258	350
Investment securities	(3,210)	4,644	1,434

Total net change in income on interest-earning assets	$(57)	$7,352	7,295

Interest-bearing liabilities:
Savings deposits	$(181)	$103	(78)
Interest-bearing demand deposits	(318)	420	102
Money market accounts	(451)	425	(26)
Certificates of deposit	(2,367)	2,651	284
Total deposits	(3,317)	3,599	282

FHLB advances	(193)	(424)	(617)

Total net change in expense on interest-bearing liabilities	$(3,510)	$3,175	(335)
Total increase in net interest income			$7,630

Interest and Dividend Income. Total interest and dividend income for the nine months ended June 30, 2011, increased $7.3 million, to $33.4 million, from $26.1 million for the nine months ended June 30, 2010. The increase during this nine month period was primarily attributable to higher levels of interest-earning assets and an increase in the yield earned on loans from the LibertyBank Acquisition, partially offset by a decrease in the average yield earned on investment securities.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income (dollars in thousands):

	For the Nine Months Ended June 30,
	2011		2010
	Average Balance	Yield	Average Balance	Yield	Increase/ (Decrease) in Interest and Dividend Income

Loans receivable, net of deferred fees	$572,820	6.17%	$516,454	5.42%	$5,501
Loans held for sale	2,111	4.34	1,437	5.47	10
Interest bearing deposits in other banks	232,342	0.27	87,755	0.17	350
Investment securities, available-for-sale	397,799	2.14	161,458	4.09	1,434
FHLB stock	17,717	--	10,326	--	--

Total interest-earning assets	$1,222,789	3.64%	$777,430	4.48%	$7,295

The yield on interest-earning assets declined in the first nine months of fiscal year 2011 compared to the same period in 2010 due to the mix of assets shifting to cash and securities from loans. The average yield on loans improved to 6.17% in the first nine months of fiscal year 2011 due to the LibertyBank Acquisition. The yield on investment securities and mortgage-backed securities were lower in 2011 as lower yielding securities purchased over the last 12 months have diluted the average yield of the securities portfolio.

Interest Expense. Interest expense decreased $335,000, to $7.2 million for the nine months ended June 30, 2011, from $7.5 million for the nine months ended June 30, 2010, primarily due to the reduction of costs associated with paydowns of FHLB advances, partially offset by increased costs related to the significant amount of certificate of deposits assumed in the LibertyBank Acquisition.  The following table details average balances, cost of funds and the change in interest expense (dollars in thousands):

	For the Nine Months Ended June 30,
	2011		2010
	Average Balance	Rate	Average Balance	Rate	Increase/ (Decrease) in Interest Expense

Savings deposits	$77,000	0.25%	$45,938	0.65%	$(78)
Interest-bearing demand deposits	235,426	0.37	110,982	0.73	102
Money market deposits	175,086	0.46	85,478	0.89	(26)
Certificates of deposit	469,745	1.14	228,458	2.18	284
FHLB advances and other borrowings	59,096	3.99	76,818	4.13	(617)

Total interest-bearing liabilities	$1,016,353	0.94%	$547,674	1.79%	$(335)

Provision for Loan Losses. A provision for loan losses of $8.8 million was recorded for the nine months ended June 30, 2011, compared to $6.4 million for the same period of the prior year. The provision for the current nine month period was comprised of $1.1 million for noncovered directly originated loans, $7.1 million related to covered loans purchased in the CFB Acquisition (with a related indemnification recovery of $6.7 million in noninterest income), and $611,000 related to covered loans and leases purchased in the LibertyBank Acquisition (with a related indemnification recovery of $489,000 in noninterest income).

Noninterest Income. Noninterest income increased $9.9 million to $18.1 million for the nine months ended
June 30, 2011, compared to $8.2 million for the same period a year ago. FDIC indemnification recovery income, resulting from expected recoveries related to additional loan and REO loss provisions, comprised $7.0 million of the increase.

The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Nine Months Ended June 30,		Increase/(Decrease)
	2011	2010	Amount	Percent

Service charges and fees	$7,138	$6,735	$403	6.0%
Gain on sale of loans	655	433	222	51.3
Increase in cash surrender value of life insurance	309	316	(7)	(2.2)
FDIC indemnification recovery	7,235	278	6,957	2,502.5
Other	2,767	478	2,289	478.9

Total noninterest income	$18,104	$8,240	$9,864	119.7%

Other noninterest income for the first nine months of fiscal year 2011 includes $1.9 million of accretable income related to the FDIC indemnification asset compared to $327,000 for the same period in the prior year. Service charges and fees increased $403,000, or 6.0% during the most recent nine month period, compared to the same period last year primarily due to the increase in accounts assumed in the LibertyBank Acquisition. Due to recently enacted regulations, fees from overdrafts (excluding the impact of the LibertyBank Acquisition) declined $1.6 million, or 37.6%, in the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.

Noninterest Expense. Noninterest expense for the nine months ended June 30, 2011, increased $12.7 million, or 46.3%, to $40.0 million from $27.3 million for the comparable period a year earlier.

The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Nine Months Ended June 30,		Increase/(Decrease)
	2011	2010	Amount	Percent

Compensation and benefits	$21,054	$13,966	$7,088	50.8%
Occupancy and equipment	5,241	3,023	2,218	73.4
Data processing	3,279	2,526	753	29.8
Advertising	648	775	(127)	(16.4)
Postage and supplies	901	516	385	74.6
Professional services	2,617	1,375	1,242	90.3
Insurance and taxes	2,792	1,461	1,331	91.1
Amortization of intangibles	557	--	557	n/a
Provision for REO	1,328	2,509	(1,181)	(47.1)
Other	1,548	1,160	388	33.4

Total noninterest expense	$39,965	$27,311	$12,654	46.3%

Noninterest expense was higher during the most recent nine month period compared to the same period in fiscal year 2010 primarily as a result of the LibertyBank Acquisition, which accounts for an increase of approximately $8.6 million in noninterest expense. The provision for REO was lower in fiscal year 2011 compared to fiscal year 2010 due to the composition of REO and due to stabilization in commercial real estate values in 2011, albeit at distressed levels.

Non-GAAP Financial Measures

In addition to results presented in accordance with generally accepted accounting principles in the United States of America (GAAP), this quarterly report contains certain non-GAAP financial measures. The Company believes that certain non-GAAP financial measures provide investors with information useful in understanding the Company’s financial performance; however, readers of this report are urged to review these non-GAAP financial measures in conjunction with the GAAP results as reported.

Management believes total revenue is a useful financial measure because it enables investors to assess the Company’s ability to generate income to cover credit losses and operating expenses. Total revenue is the sum of net interest income before provision for loan losses and total noninterest income, excluding FDIC indemnification recovery. The following table presents total revenue (non-GAAP) for the periods presented (in thousands):

	For the Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
TOTAL REVENUE:
Net interest income before provision for loan losses	$9,393	$8,535	$8,314	$8,568	$5,928
Noninterest income	5,707	6,094	6,303	8,439	2,896
Less: FDIC indemnification recovery	(2,389)	(2,850)	(1,996)	(998)	(278)
Less: Bargain purchase gain	--	--	--	(3,209)	--
Total revenue	$12,711	$11,779	$12,621	$12,800	$8,546

Management believes pre-tax, pre-provision income (loss) is a useful financial measure because it enables investors to assess the Company’s ability to generate income and capital to cover credit losses through a credit cycle. Management uses this measure to evaluate core operating results exclusive of credit costs, which are often market driven or outside of the Company’s control. Pre-tax, pre-provision income (loss) is calculated starting with net loss and subtracting the income tax benefit or adding back the provision for income taxes and adding back the provision for loan losses and the provision for REO and other repossessed assets (which is recorded in other noninterest expense). For covered losses and expenses that are subject to loss sharing agreements, the Company also deducts the associated FDIC indemnification recovery reported in noninterest income. Gains on acquisitions are also deducted from the calculation. The following table provides the reconciliation of net loss (GAAP) to pre-tax, pre-provision income (non-GAAP) for the periods presented (in thousands):

	For the Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
PRE-TAX, PRE-PROVISION INCOME (LOSS):
Net loss	$(78)	$(1,202)	$(1,331)	$(215)	$(1,941)
Adjustments:
Income tax benefit	(56)	(892)	(871)	(236)	(1,203)
Provision for REO and other repossessed assets	296	357	675	686	418
Provision for loan losses	2,811	3,000	3,000	3,925	3,300
FDIC indemnification recovery	(2,389)	(2,850)	(1,996)	(998)	(278)
Bargain purchase gain	--	--	--	(3,209)	--
Pre-tax, pre-provision income (loss)	$584	$(1,587)	$(523)	$(47)	$297

Management believes tangible common equity, the tangible common equity ratio, and tangible book value per share are meaningful measures of capital adequacy. Tangible common equity is calculated as total stockholders' equity less the core deposit intangible. In addition, tangible assets are total assets less the core deposit intangible. The tangible common equity ratio is calculated as tangible common equity divided by tangible assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares of common stock outstanding at the end of the period. The following table provides reconciliations of total stockholders’ equity (GAAP) to tangible common equity (non-GAAP), and total assets (GAAP) to tangible assets (non-GAAP), as well as the calculations for the tangible common equity ratio and tangible book value per share (dollars in thousands, except share data).

	Fiscal Year 2011			Fiscal Year 2010
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
TANGIBLE COMMON EQUITY:
Total stockholders’ equity	$196,827	$198,207	$201,498	$205,088	$205,832
Subtract:
Core deposit intangible	(3,414)	(3,590)	(3,776)	(3,971)	--
Tangible common equity	$193,413	$194,617	$197,722	$201,117	$205,832

TANGIBLE ASSETS:
Total assets	$1,272,794	$1,335,530	$1,380,655	$1,482,861	$869,222
Subtract:
Core deposit intangible	(3,414)	(3,590)	(3,776)	(3,971)	--
Tangible assets	$1,269,380	$1,331,940	$1,376,879	$1,478,890	$869,222

Common stock outstanding, end of period	16,191,716	16,562,213	16,710,025	16,687,561	16,687,760
Tangible common equity ratio	15.24%	14.61%	14.36%	13.60%	23.68%
Tangible book value per outstanding share	$11.95	$11.75	$11.83	$12.05	$12.33

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

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and FHLB advances. These sources of funds are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At June 30, 2011, certificates of deposit totaled $382.3 million, or 37.9% of total deposits, including $267.0 million that are scheduled to mature within the next twelve months. We believe our current liquidity position and anticipated operating results are sufficient to fund known, existing commitments and activity levels.

At June 30, 2011, the Bank maintained a borrowing facility with the FHLB of Seattle equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At June 30, 2011, the Bank was in compliance with the collateral requirements and $87.9 million of the line of credit was available. The Bank is highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet our growth plans or to meet short and long-term liquidity demands.

The increase in liquidity over the last twelve months was primarily attributable to the LibertyBank Acquisition, as the Company received $313.9 million from the FDIC in connection with this acquisition and assumed $59.2 million of cash held by LibertyBank on the acquisition date. Funds obtained from the acquisition of LibertyBank in the fourth quarter of fiscal year 2010 were invested in securities throughout fiscal year 2011. We will continue to invest excess cash in medium-term securities in fiscal 2011, but will also conserve some liquidity in order to meet the demand of maturing certificates of deposit assumed in the LibertyBank Acquisition, prepare for the potential of rising interest rates, and to provide flexibility for potential acquisitions, repurchases of common stock or the early retirement of FHLB borrowings.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of June 30, 2011 (in thousands):

Contract or Notional Amount

Commitments to originate loans:
Fixed rate	$13,540
Adjustable rate	2,818
Undisbursed balance of loans closed	6,102
Unused lines of credit	68,063
Commercial letters of credit	940

Total	$91,463

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Company’s consolidated capital ratios at June 30, 2011, were as follows: Tier 1 capital 14.60%; Tier 1 (core) risk-based capital 37.00%; and total risk-based capital 38.27%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. The Bank’s regulatory capital ratios at June 30, 2011, were as follows: Tier 1 capital 11.20%; Tier 1 (core) risk-based capital 28.21%; and total risk-based capital 29.48%. As of June 30, 2011, the Bank exceeded all regulatory capital requirements. The Company’s consolidated tangible capital ratio was 15.24% at June 30, 2011.

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

Management employs various strategies to manage the Company’s interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4)

originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At June 30, 2011, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2010 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing, ongoing operational changes and the integration of the application systems of acquired businesses. These controls also relate to the accounting and reporting for acquired loans, which is highly subjective and requires significant estimation of future events. The Company also continued to implement suggestions from its internal auditor and independent registered public accounting firm to strengthen existing controls.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information about repurchases of common stock made by the Company during the quarter ended June 30, 2011:
Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

Apr 1 – Jun 30, 2011	372,300	$ 10.50	372,300	259,900

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction (1)
2.2	Purchase and Assumption Agreement for LibertyBank Transaction (2)
3.1	Articles of Incorporation of the Registrant (3)
3.2	Bylaws of the Registrant (3)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams *
10.2	Amended Severance Agreement with Eric S. Nadeau *
10.3	Amended Severance Agreement with R. Shane Correa *
10.4	Amended Severance Agreement with Cindy L. Bateman *
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (4)
10.6	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (3)
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (3)
10.8
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (3)

10.9	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (3)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with Len E. Williams (9)
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with Eric S. Nadeau (9)
10.12	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (5)
10.13	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (5)
10.14	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (6)
10.15	Transition Agreement with Daniel L. Stevens (7)
10.16	2008 Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Stockholders’ Equity; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements (10)
                 ______________
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2009
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2010
(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-146289)
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-35871)
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006
(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
(10)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Home Federal Bancorp, Inc.

Date: August 9, 2011	/s/ Len E. Williams
Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011	/s/ Eric S. Nadeau
Eric S. Nadeau
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams *
10.2	Amended Severance Agreement with Eric S. Nadeau *
10.3	Amended Severance Agreement with R. Shane Correa *
10.4	Amended Severance Agreement with Cindy L. Bateman *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Stockholders’ Equity; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements