Form 10-K
period 2011-09-30
Home Federal Bancorp, Inc.
filed 2011-12-14
CIK 1413440

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                           Accelerated filer [X]                                                Non-accelerated filer [  ]     Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

As of November 29, 2011, there were 16,057,434 shares of the registrant’s common stock outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Global Select Market on March 31, 2011, was approximately $189,428,000 (16,080,441 shares at $11.78 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III - Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders.

HOME FEDERAL BANCORP, INC.
2011 ANNUAL REPORT ON FORM 10-K

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

•	changes in general economic conditions, either nationally or in our market areas;
•	changes in the levels of general interest rates, and the relative differences between short-term and long-term interest rates, deposit interest rates, our net interest margin and funding sources;
•	risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar;
•	fluctuations in the demand for loans, the number of unsold homes and properties in foreclosure, and fluctuations in real estate values in our market areas;
•
results of examinations by the Federal Reserve Board and our bank subsidiary by the Federal Deposit Insurance Corporation (FDIC) and the Idaho Department of Finance or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings and could increase our deposit premiums;

•
legislative or regulatory changes, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and its implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles or the  interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;
•	further increases in premiums for deposit insurance;
•	our ability to realize the residual values of our leases;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including the Community First Bank and LibertyBank transactions described in this report, or may in the future acquire from our merger and acquisition activities into our operations, our ability to retain clients and employees and our ability to realize related revenue synergies and cost savings within expected time frames, or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;

•	the possibility that the expected benefits from the FDIC-assisted acquisitions will not be realized;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets and the value of our investment securities;
•	the inability of key third-party providers to perform their obligations to us;
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed from time to time in our filings with the SEC, including this 2011 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.  Such developments could have an adverse impact on our financial position and our results of operations.

Some of these and other factors are discussed in this Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in this document and in the documents incorporated by reference herein. Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this annual report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2012 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Home Federal Bancorp and its consolidated subsidiaries, unless the context otherwise requires.

PART I

Item 1. Business

Organization

The Company, a Maryland corporation, was organized by Home Federal MHC (MHC), Home Federal Bancorp, Inc., and Home Federal Bank (“Bank”) to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure (Conversion).  Upon consummation of the Conversion, which occurred on December 19, 2007, the Company became the holding company for Home Federal Bank and now owns all of the issued and outstanding shares of Home Federal Bank’s common stock. As part of the Conversion, shares of the Company’s common stock were issued and sold in an offering to certain depositors of Home Federal Bank and others. Concurrent with the offering, each share of Home Federal Bancorp, Inc.’s common stock owned by public shareholders was exchanged for 1.136 shares of the Company’s common stock, which resulted in an 853,133 increase in outstanding shares, with cash being paid in lieu of issuing any fractional shares.

As part of the Conversion, a total of 9,384,000 new shares of the Company were sold in the offering at $10 per share. Proceeds from the offering totaled $87.8 million, net of offering costs of approximately $5.9 million. The Company contributed $48.0 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $8.2 million to the Bank’s Employee Stock Ownership Plan (ESOP) and the ESOP used those funds to acquire 816,000 shares of the Company’s common stock at $10 per share.

The Conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company’s assets, liabilities or stockholders’ equity. All references to the number of shares outstanding, including references for purposes of calculating per share amounts, are restated to give retroactive recognition to the exchange ratio applied in the Conversion.

On May 31, 2011, the Company completed its reorganization from a savings and loan holding company to a bank holding company regulated by the Board of Governors of the Federal Reserve System (Federal Reserve).  In connection with the Company’s holding company reorganization, the Bank completed its charter conversion by converting from a federally-chartered stock savings bank to an Idaho commercial bank.   As a result of the holding company reorganization and charter conversion, the Company’s primary regulator changed from the Office of Thrift Supervision (OTS) to the Federal Reserve and the Bank’s primary regulator changed from the OTS to the Idaho Department of Finance (Department).  The Bank continues to be regulated by the FDIC as insurer of its deposits.

Acquisition of Assets and Liabilities of Community First Bank.  On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to assume all of the deposits (excluding brokered deposits) and certain assets of Community First Bank, a full-service commercial bank, headquartered in Prineville, Oregon (the CFB Acquisition). Community First Bank operated eight locations in central Oregon.  Home Federal Bank assumed approximately $142.8 million of the deposits of Community First Bank.  Additionally, Home Federal Bank purchased approximately $142.3 million in loans and $12.9 million of real estate and other repossessed assets (REO).  The loans and REO purchased are covered by loss sharing agreements between the FDIC and Home Federal Bank which affords the Bank significant protection.  Under the loss sharing agreements, Home Federal Bank will share in the losses on assets covered under the agreement (referred to as covered assets).  The FDIC has agreed to reimburse Home Federal Bank for 80% of the first $34.0 million of losses and 95% of losses that exceed that amount.  In addition, Home Federal Bank purchased cash and cash equivalents and investment securities of Community First Bank valued at $37.7 million at the date of the CFB Acquisition, and assumed $18.3 million in Federal Home Loan Bank advances and other borrowings. This acquisition was accounted for as a purchase under Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations (SFAS No. 141), with the assets acquired and liabilities assumed recorded at their respective fair values.

Acquisition of Assets and Liabilities of LibertyBank. On July 30, 2010, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to assume all of the deposits and certain assets of LibertyBank, a full service commercial bank headquartered in Eugene, Oregon (the LibertyBank Acquisition). LibertyBank operated fifteen locations in central and western Oregon.  The LibertyBank Acquisition consisted of assets with a preliminary fair value estimate of approximately $690.6 million, including $373.1 million of cash and cash equivalents, $197.6 million of loans and leases and $34.7 million of securities. Liabilities with a preliminary fair value estimate of $688.6 million were also assumed, including $682.6 million of deposits.

Included in the LibertyBank Acquisition were three subsidiaries of LibertyBank, which have become subsidiaries of Home Federal Bank. Two of the subsidiaries, Liberty Funding, Inc. and Liberty Investment Services, Inc., are inactive with no business activities. The third subsidiary, Commercial Equipment Lease Corporation (CELC) finances and leases equipment under equipment finance agreements and lease contracts, typically for terms of less than 5 years. The book value of the stock of CELC was $10.3 million. CELC conducts business in all fifty states, with a primary focus on Oregon, California and Washington State. Home Federal Bank intends to continue the wind down of the operations of CELC and the accounts of CELC have been consolidated in the accompanying Consolidated Financial Statements.

Home Federal Bank also entered into loss sharing agreements with the FDIC in the LibertyBank Acquisition. Under the loss sharing agreements, the FDIC has agreed to reimburse Home Federal for 80% of losses on purchased REO, nearly all of the loans and leases of LibertyBank and CELC and certain related expenses. Total losses on the loans and leases of CELC are limited to the sum of the book value of the Bank’s investment in CELC and the Bank’s outstanding balance on a line of credit to CELC as of the acquisition date. These amounts totaled $57.0 million at July 30, 2010, and are eliminated upon consolidation.

In September 2020, approximately ten years following the LibertyBank Acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the intrinsic loss estimate, which was determined by the FDIC prior to the LibertyBank Acquisition. The payment amount will be 50% of the excess, if any, of 20% of the Total Intrinsic Loss Estimate of $60.0 million, which equals $12.0 million, less the sum of the following:

•	20% of the Net Loss Amount, which is the sum of all loss amounts on covered assets less the sum of all recovery amounts realized. This amount is not yet known;
•	25% of the asset premium (discount). This amount is ($7.5) million; and
•	3.5% of the total covered assets under the loss share agreements. This amount is $10.1 million.

The Company has estimated the minimum level of losses to avoid a true-up provision payment to the FDIC to be $46.7 million.

Business Activities

Home Federal Bancorp’s primary business activity is the ownership of the outstanding capital stock of Home Federal Bank. Home Federal Bancorp neither owns nor leases any property but instead uses the premises, equipment and other property of Home Federal Bank with the payment of appropriate management fees, as required by applicable law and regulations. At September 30, 2011, Home Federal Bancorp has no significant assets, other than $26.8 million of cash and cash equivalents, $16.3 million of mortgage-backed securities and all of the outstanding shares of Home Federal Bank, and no significant liabilities.

Home Federal Bank was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. Home Federal Bank’s deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund. The Bank has been a member of the Federal Home Loan Bank (FHLB) System since 1937. Home Federal Bank’s primary regulators are the FDIC and the Department.

We are in the business of attracting deposits from consumers and businesses in our market areas and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the credit needs of our clients. The Board of Directors and the management team have undertaken efforts to change the Company’s strategy from that of a traditional savings and loan association to a full-service community commercial bank. This transition includes a reduced reliance on one-to-four family loans originated for the Bank’s portfolio. As a result, the Bank’s lending activities have expanded in recent years to include commercial business lending, including commercial real estate and builder finance loans. The CFB Acquisition and the LibertyBank Acquisition significantly increased the Bank’s commercial loan concentration.

At September 30, 2011, the Company had total assets of $1.2 billion, net loans held for investment of $468.2 million, deposit accounts of $959.5 million and stockholders’ equity of $194.7 million.

Operating Lines

Home Federal Bancorp’s sole subsidiary is Home Federal Bank. Management has determined that the Bank, as a whole, is the sole reporting unit and that no reportable operating segments exist other than Home Federal Bank.

Market Area

Home Federal Bank currently has operations in three distinct market areas.  The Bank’s primary market area is the Boise, Idaho, metropolitan statistical area (MSA) and surrounding communities, together known as the Treasure Valley region of southwestern Idaho, including Ada, Canyon, Elmore and Gem counties. The CFB Acquisition resulted in the Bank’s entrance into the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson. Through the LibertyBank Acquisition, Home Federal Bank expanded its markets into Lane, Josephine, Jackson and Multnomah counties in Western Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon, in addition to deepening its presence in Central Oregon.

At September 30, 2011, the Bank operated through 33 full-service branches and delivery channels for the Bank’s products included automated teller machines and Internet banking services. In September 2011, the Bank announced plans to close five of its branches between October 1, 2011 and January 5, 2012, in addition to one branch closed during September 2011. We monitor the performance of our branches and analyze market growth opportunities, current market share, and client transaction levels in determining underperforming branches. We identified branches located in Terrebonne, Bend and LaPine in Oregon and two branches in Boise, Idaho, including the Bank's only remaining Walmart in-store branch, as those branches least likely to provide profitable returns in the long-term and decided to close them and transition clients to our nearest branch upon closure. Those branches are noted in the table under “Item 2. Properties.”

The following table summarizes key economic and demographic information about these market areas:

	Median Household Income 2010	Population Change 2000-2010					Home Federal Bank’s Deposit Market Share June 2011
			Unemployment Rate (1)		Total FDIC Deposits by County (2)
			Sept 2011	Sept 2010	June 2011	June 2010
Idaho
Canyon	$48,455	44.8%	11.3%	10.4%	$ 1,468	$ 1,479	14.3%
Ada	63,046	32.5	8.0	8.5	6,341	6,148	2.5
Gem	43,367	15.2	10.9	10.2	132	134	23.4
Elmore	45,068	2.9	9.1	8.4	143	140	20.7

Oregon
Deschutes	$53,137	46.2%	11.4%	13.1%	$ 2,354	$ 2,635	8.8%
Lane	47,548	8.3	9.5	10.1	4,155	4,149	3.8
Josephine	38,770	10.7	12.4	12.9	1,247	1,292	7.9
Jackson	47,042	15.1	11.2	11.4	2,742	2,797	3.1
Crook	43,070	30.8	14.0	15.4	197	213	21.0
Jefferson	45,122	14.8	11.7	12.6	139	133	12.5

National	$54,442	10.6%	9.1%	9.6%

(1)	Not seasonally adjusted. September 2011 is preliminary.
(2)	In millions. Excludes deposits in credit unions.
Source: FDIC, SNL Financial, Bureau of Labor Statistics

Idaho Region. The local economy is primarily urban with Boise, the state capital of Idaho, being the most populous city in Idaho, followed by Nampa, the state’s second largest city. Nearly 40% of the state’s population lives and/or works in the four counties of Ada, Canyon, Elmore and Gem that are served by Home Federal Bank.

The regional economy is well diversified with government, healthcare, manufacturing, high technology, call centers and construction providing sources of employment. In addition, agriculture and related industries continue to be key components of the economy in southwestern Idaho. Generally, sources of employment are concentrated in Ada and Canyon counties and include the headquarters of Micron Technology, J.R. Simplot Company and Boise Cascade, LLC. Other major employers include Hewlett-Packard, Supervalu, two regional medical centers and Idaho state government agencies. Boise is also home to Boise State University, the state’s largest university.

The Treasure Valley has enjoyed strong population growth over the last ten years, which led to an increase in residential community developments. Historically, the unemployment rate has been lower than the national rate. The current economic slowdown, which has been led by significant deterioration in residential home sales, has caused acceleration in unemployment in the Treasure Valley. This slowdown has created an over-supply of speculative construction and land development projects. During the build-up of residential construction, commercial real estate construction accelerated and many speculative construction commercial projects, as well as existing commercial buildings, are now vacant, contributing to falling property values. Continued deterioration in the local economy may result in additional losses in the Bank’s loan portfolio, restrict management’s ability to execute the Company’s growth plans or impact the Bank’s liquidity due to a shrinking deposit base.  See “Risk Factors” under Item 1A of this Annual Report on Form 10-K.

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

Central Oregon experienced rapid population growth and significant new construction occurred between 2003 and 2007 as the region’s natural beauty and resorts gained greater renown; however, this growth has slowed significantly during the recent four years. Commercial and residential real estate values increased rapidly as construction of retail centers and new residential developments maintained pace with population growth. The median home price in Bend and Redmond rose 70% between April 2005 and April 2007 when values peaked. However, the economic slowdown nationally has reduced spending on vacations and tourism traffic in the region, resulting in very high unemployment in many Central Oregon communities. Additionally, commercial real estate vacancies in the region rose quickly and the median home prices in September 2011 have fallen approximately 50% from their peak.

Western Oregon Region. A benefit from the LibertyBank Acquisition was the expansion of the Bank’s markets into the communities of Eugene, Springfield, Medford and Grants Pass, Oregon. Eugene is Oregon’s second largest city with a population of more than 156,000 people. Manufacturing, retail trade and healthcare and social assistance make up nearly 40% of total employment in Lane County. Since the University of Oregon and a Federal courthouse are located there, government employment helps add stability to Lane County’s economy. While unemployment in Lane County has not been as severe as in Central Oregon, it has trended above national unemployment rates.

Medford, a city of approximately 75,000 people in the southern Oregon county of Jackson, has healthcare as the largest employment industry, along with Lithia Motors and specialty food retailer Harry & David. Nearby Grants Pass, Oregon in Josephine County, is a city of approximately 35,000 people. The Rogue River serves as a primary source for tourism in both of these counties. The combined metropolitan areas of Medford and Grants Pass total approximately 250,000 people.

Operating Strategy

Management’s operating strategy centers on the continued development into a full-service, community-oriented bank from a traditional savings and loan business model. Our goal is to continue to enhance our franchise value and earnings through acquisitions and organic growth in our banking operations, especially lending to small to medium-sized businesses, while maintaining the community-oriented client service and sales focus that has characterized our success to date. In order to be successful in this objective and increase stockholder value, we are committed to the following strategies:

Continue Growing in Our Existing Markets. We believe there is a large client base in our markets that are dissatisfied with the service received from larger regional banks. By offering quicker decision-making in the delivery of banking products and services, offering customized products where appropriate, and providing client access to our senior managers, we hope to distinguish ourselves from larger, regional banks operating in our market areas.

Actively Search for Appropriate Acquisitions. In order to enhance our ability to deliver products and services in our existing markets and to expand into surrounding markets, we intend to search for acquisition opportunities, focusing on failed bank transactions facilitated by the FDIC. We consummated FDIC-assisted transactions in August 2009 and July 2010 that increased our assets by $881.0 million, based on the fair value of assets purchased on the acquisition dates. These acquisitions were consummated with loss sharing agreements with the FDIC that provide significant protection against credit loss. However, the long-term success of such transactions is dependent upon our ability to integrate the operations of the acquired businesses. We believe that consolidation of community banks will continue to take place and further believe that with our capital and liquidity positions, our approach to credit management and our acquisition experience, we are well positioned to take advantage of FDIC acquisitions. We will also consider whole-bank acquisitions through market transactions that provide the potential for significant earnings growth and franchise value enhancement.

Expand Our Product Offerings. We intend to continue our emphasis on originating commercial lending products that diversify our loan portfolio by increasing the percentage of assets consisting of higher-yielding commercial real estate and commercial business loans with higher risk-adjusted returns, shorter maturities and less valuation sensitivity to interest rate fluctuations. We also intend to selectively add products to provide diversification of revenue sources and to capture our customers’ full relationship by cross selling our loan and deposit products and services to our customers. We recently completed a conversion of our core processing system, which we believe will permit us to significantly enhance and expand our commercial banking applications and products. We have also recently expanded our product offering to include merchant banking and investment services as a third party agent.

Increase Our Core Deposits. A fundamental part of our overall strategy is to improve both the level and the mix of deposits that serve as a funding base for asset growth. By growing demand deposit accounts and other savings and transaction accounts, we have reduced our reliance on higher-cost certificates of deposit and borrowings such as advances from the FHLB of Seattle.  In order to expand our core deposit franchise, commercial deposits are being pursued through the introduction of cash management products and by specific targeting of small business customers.

Competition

We face intense competition in originating loans and in attracting deposits within our targeted geographic markets. We compete by leveraging our full-service delivery capability comprised of 33 convenient branch locations, a network of automated teller machines, a call center and Internet banking, and by consistently delivering high-quality, individualized service to our clients that result in a high level of client satisfaction. Our key competitors are U.S. Bank, Wells Fargo, Umpqua Bank, Bank of America and KeyBank. These competitors control approximately 55% of the deposit market with $10.3 billion of the $18.9 billion of FDIC-insured deposits in our market areas as of June 30, 2011, according to the FDIC. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are an increasingly competing challenge for consumer deposit relationships.

Our competition for loans comes principally from mortgage bankers, commercial banks, credit unions and finance companies. Several other financial institutions, including those previously mentioned, have greater resources than us and compete with us for lending opportunities in our targeted market areas. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources and allocate their investment assets to regions of highest yield and demand. This competition for the origination of loans may limit our future growth and earnings prospects.

Subsidiaries and Other Activities

Home Federal Bank is the only subsidiary of Home Federal Bancorp, Inc. Home Federal Bank has one active wholly-owned subsidiary of its own, Commercial Equipment Lease Corporation, which the Bank acquired through the LibertyBank Acquisition. The Bank also acquired a subsidiary through the CFB Acquisition, Community First Real Estate LLC, which owned three of our branches in Central Oregon and has no significant business activity. The Bank also has three inactive subsidiaries, Idaho Home Service Corporation, Liberty Funding Inc. and Liberty Insurance Services, Inc. These inactive subsidiaries have no business activities and the latter two were purchased in the LibertyBank Acquisition.

Personnel

At September 30, 2011, we had 395 full-time equivalent employees compared to 430 at September 30, 2010. The reduction in personnel during fiscal year 2011 was due to branch closures and the consolidation of back office positions after the integration and consolidation of the operations of LibertyBank. In September 2011 we announced our intent to close five branches between October 1, 2011 and January 5, 2012, the further consolidation of several management positions, and a change in our mortgage banking program. We believe these changes will further reduce personnel by 30 positions by January 2012. Our employees are not represented by any collective bargaining group. We believe our relationship with our employees is good.

Corporate Information

Our principal executive offices are located at 500 12th Avenue South, Nampa, Idaho, 83651.  Our telephone number is (208) 466-4634.  We maintain a website with the address www.myhomefed.com/ir. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, Proxy Statements, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission (SEC). We have also posted our code of ethics and board committee charters on this site.

Lending Activities

General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences. We also originate consumer loans, with an emphasis on home equity loans and lines of credit. While we intend to increase our commercial and small business loans, a substantial portion of our loan portfolio is currently secured by real estate, either as primary or secondary collateral. At September 30, 2011, real estate loans comprised 72.4% of our loan portfolio with 42.6% of gross loans secured by commercial real estate.

At September 30, 2011, the maximum amount of credit that we could have extended to any one borrower and the borrower’s related entities under applicable regulations was $23.3 million, although by internal policy we limit this to 80% of the legal limit, or $18.6 million. Our largest single borrower relationship at September 30, 2011, included two commercial real estate loans totaling $11.6 million. The second largest lending relationship at that date totaled $9.9 million consisting of three loans including a term equipment note, operating line of credit and construction loan.  Our third largest borrower relationship at that date totaled $8.6 million consisting of two master lines for lots, model homes and construction of speculative and presold single family homes. The fourth largest lending relationship at that date included seven loans primarily for commercial real estate and commercial lots totaling $8.4 million. The fifth largest lending relationship at that date included a master line of credit, a development loan and two lot loans to a residential real estate developer for speculative and presold single family homes totaling $7.9 million. All but one of the relationships totaling $9.9 million to a not-for-profit corporation, including those made to corporations, have personal guarantees in place as an additional source of repayment. The $9.9 million loan relationship is comprised of two term loans and a $1.4 million line of credit with the term loans subject to an 80% guarantee by the U.S. Department of Agriculture (USDA). The total commitment subject to the USDA guarantee is $8.5 million. All are substantially secured by property or assets in our primary market area and 80% of losses on $19.9 million of these loans are covered by the FDIC under a purchase and assumption agreement with loss sharing.

Approximately $8.4 million of these loans were considered classified at September 30, 2011, with $485,000 considered to be in default.

At September 30, 2011, the largest lending relationship not covered by the loss sharing agreements totaled $9.9 million and consisted of three loans representing a term equipment note, an operating line of credit and a construction loan. The second largest noncovered lending relationship of $8.6 million and consists of 14 loans outstanding for model homes and 33 loans outstanding for residential construction and land and lots. The third largest noncovered lending relationship at that date was $7.9 million includes 20 loans outstanding for residential construction, a subdivision development, and lot loans.

One-to-four Family Residential Real Estate Lending. We historically originated both fixed-rate loans and adjustable-rate loans in our residential lending program. Generally, these loans are originated to meet the requirements of Fannie Mae and Freddie Mac for sale in the secondary market to investors. We generally underwrite our one-to-four family loans based on the applicant’s employment, debt to income levels, credit history and the appraised value of the subject property. Generally, we lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans. In situations where we grant a loan with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or less. Properties securing our one-to-four family loans are generally appraised by independent fee appraisers who have been approved by us. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount equal to the regulatory maximum. Beginning in December 2011, we no longer plan to continue to originate one-to-four family loans for sale in the secondary market. Rather, we will refer nearly all of residential mortgage loan applications to a third party originator that will underwrite and close the mortgage funding for the Bank’s clients. While we may choose to directly originate some residential mortgage loans for our own portfolio from time to time, we expect very few residential mortgage loans will be originated by the Bank for its portfolio or for sale in the secondary market after December 2011.

Real Estate Construction. Most construction loans we originate are written with maturities of up to one year, have interest rates that are tied to The Wall Street Journal prime rate plus a margin, and are subject to periodic rate adjustments tied to the movement of the prime rate. All builder/borrower loans are underwritten to the same standards as other commercial loan credits, requiring liquid working capital, sufficient net worth and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value ratio on both pre-sold and speculative projects originated by us is 80%.

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

Commercial and Multifamily Real Estate Lending. Multifamily and commercial real estate loans generally are priced at a higher rate of interest than one-to-four family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by multifamily or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

We target individual multifamily and commercial real estate loans to small and mid-size owner occupants and investors between $500,000 and $2.0 million; however, we can by policy originate loans to one borrower up to 80% of our regulatory limit. As of September 30, 2011, the maximum we could lend to any one borrower based on this limit was $18.6 million. Commercial real estate loans are primarily secured by office and warehouse space, professional buildings, retail sites, multifamily residential buildings, industrial facilities and restaurants located in our primary market areas.

We have offered both fixed and adjustable-rate loans on multifamily and commercial real estate loans, although most of these loans are now originated with adjustable rates with amortization terms up to 25 years and maturities of up to 10 years. Commercial and multifamily real estate loans are originated with rates that generally adjust after an initial period ranging from three to five years and are generally priced utilizing the five-year constant maturity treasury note yield or the five-year FHLB borrowing rate, plus an acceptable margin. Prepayment penalty structures are applied for each rate lock period.

The maximum loan-to-value ratio for commercial and multifamily real estate loans is generally 75% on purchases and refinances. We require appraisals of all properties securing commercial and multifamily real estate loans. Appraisals are performed by independent appraisers designated by us or by our staff appraiser. We require our commercial and multifamily real estate loan borrowers with outstanding balances in excess of $500,000 to submit annual financial statements and rent rolls on the subject property. We also inspect the subject property at least every three to five years if the loan balance exceeds $250,000. We generally require a minimum pro forma debt coverage ratio of 1.25 times for loans secured by commercial and multifamily properties.

Approximately $87.1 million, or 24.2%, of our noncovered loan portfolio is comprised of loans secured by nonowner-occupied commercial real estate. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, if we make any errors in judgment in the collectability of our commercial and multifamily real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Consumer Lending. To a much lesser degree than commercial and residential loans, we offer a variety of consumer loans to our clients, including home equity loans and lines of credit, savings account loans, automobile loans, recreational vehicle loans and personal unsecured loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than mortgage loans.

At September 30, 2011, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit. Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a first or second mortgage on residential property. The maximum loan-to-value ratio is 80%, when taking into account both the balance of the home equity loan and the first mortgage loan. Home equity lines of credit allow for a ten-year draw period, plus an additional ten year repayment period, and the interest rate is tied to the prime rate as published in The Wall Street Journal, and may include a margin.

Consumer loans entail greater risk than do residential first-lien mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles, and in second-lien loans such as home equity lines of credit in markets where residential property values have declined significantly since fiscal year 2007. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment when allowed by law. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity loans and lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one-to-four family residential mortgage loans. Nevertheless, home equity loans and lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold. In addition, we do not have private mortgage insurance coverage for these loans. We do not actively participate in wholesale or brokered home equity loan origination.

Commercial Business Lending. As part of our strategic plan, we are focusing on originating commercial business loans including lines of credit, term loans and letters of credit. However, the decline in economic activity that started in 2007 has limited our ability to originate commercial business loans. Commercial business loans totaled $3.1 million at September 30, 2006, but through our acquisitions increased to $49.8 million at September 30, 2011. These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment and general investment. Loan terms vary from one to seven years. The interest rates on such loans are generally floating rates indexed to The Wall Street Journal prime rate plus a margin.

Commercial business loans typically have shorter terms to maturity and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small to medium-sized, privately-held companies with local or regional businesses that operate in our market area. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.

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

Nearly all of our commercial business loans ($41.7 million at September 30, 2011) were purchased from the FDIC in connection with the CFB and LibertyBank Acquisitions. All of the purchased commercial business loans in these acquisitions are covered under loss sharing agreements with the FDIC.

Commercial business loans include equipment finance agreements for the purchase of personal property, business equipment and titled vehicles and construction equipment. Generally these agreements have terms of 60 months or less and the lessee is granted title to the collateral at the end of the term. All of these financing agreements were assets of CELC, the operations of which were assumed by the Bank in the LibertyBank Acquisition, and nearly all of them are covered under a loss share agreement with the FDIC. Equipment finance agreements included in commercial business loans totaled $19.1 million at September 30, 2011, net of purchase accounting adjustments. CELC also originated leases on personal property and business assets under terms similar to those collateralized by the financing agreements described above. However, at the end of the lease term, the collateral is returned to CELC and the Bank, at which point the collateral is sold through a nationwide network of brokers. Leases totaled $2.8 million at September 30, 2011, net of purchase accounting adjustments. Nearly all of the leases outstanding at September 30, 2011, were covered under a loss sharing agreement with the FDIC. Currently, no new leases or commercial loans are being originated by CELC as we have decided to wind down the operations of CELC over the next several years.

Our leases entail many of the same types of risks as our commercial business loans. As with commercial business loans, the collateral securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan.

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

Loan Portfolio Analysis. We refer to loans and leases subject to the loss sharing agreements with the FDIC as “covered loans.” All loans purchased in the CFB Acquisition were covered loans. Consumer loans not secured by real estate that were purchased in the LibertyBank Acquisition are not subject to the loss sharing agreements. These loans totaled $2.4 million at September 30, 2011. All other loans and leases purchased in the LibertyBank Acquisition are covered loans. Within this Annual Report on Form 10-K, we segregate covered loans from our noncovered loan portfolio, since we are afforded significant protection from credit losses on covered loans due to the loss sharing agreements. The following table summarizes covered loans at September 30, 2011 and 2010 (dollars in thousands):

	September 30,
	2011		2010
	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$15,467	10.0%	$20,445	7.6%
Multifamily residential	8,787	5.7	10,286	3.8
Commercial	60,779	39.2	83,794	31.1
Total real estate	85,033	54.9	114,525	42.5

Real estate construction:
One-to-four family residential	950	0.6	16,884	6.3
Multifamily residential	--	--	1,018	0.4
Commercial and land development	9,573	6.2	13,246	4.9
Total real estate construction	10,523	6.8	31,148	11.6

Consumer:
Home equity	13,765	8.9	16,124	6.0
Automobile	302	0.2	683	0.3
Other consumer	1,099	0.7	1,434	0.5
Total consumer	15,166	9.8	18,241	6.8

Commercial business	41,737	26.9	99,045	36.7
Leases	2,538	1.6	6,592	2.4
Gross loans	154,997	100.0%	269,551	100.0%

Allowance for loan losses	(5,140)		(3,527)

Loans receivable, net	$149,857		$266,024

The following table sets forth the composition of the Company’s loan portfolio, including covered and noncovered loans, by type of loan at the dates indicated (dollars in thousands):

	September 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$125,640	26.0%	$157,574	24.7%	$178,311	33.0%	$210,501	45.2%	$249,545	51.6%
Multifamily residential	18,418	3.8	20,759	3.3	16,286	3.0	8,477	1.8	6,864	1.4
Commercial	205,929	42.6	228,643	35.9	213,471	39.5	151,733	32.6	133,823	27.6
Total real estate	349,987	72.4	406,976	63.9	408,068	75.5	370,711	79.6	390,232	80.6

Real estate construction:
One-to-four family residential	9,054	1.9	24,707	3.9	10,871	2.0	13,448	2.9	20,545	4.2
Multifamily residential	111	--	2,657	0.4	10,417	2.0	920	0.2	1,770	0.4
Commercial and land development	16,174	3.3	21,190	3.3	27,144	5.0	18,674	4.0	21,899	4.5
Total real estate construction	25,339	5.2	48,554	7.6	48,432	9.0	33,042	7.1	44,214	9.1

Consumer:
Home equity	48,901	10.1	56,745	8.9	53,368	9.9	52,954	11.4	42,990	8.9
Automobile	980	0.2	1,466	0.2	2,364	0.4	1,903	0.4	2,173	0.5
Other consumer	5,473	1.2	8,279	1.3	3,734	0.7	1,370	0.3	1,405	0.3
Total consumer	55,354	11.5	66,490	10.4	59,466	11.0	56,227	12.1	46,568	9.7

Commercial business	49,777	10.3	108,051	17.0	24,256	4.5	5,385	1.2	3,122	0.6
Leases	2,821	0.6	6,999	1.1	--	--	--	--	--	--
Gross loans	483,278	100.0%	637,070	100.0%	540,222	100.0%	465,365	100.0%	484,136	100.0%

Deferred loan fees	(700)		(628)		(858)		(973)		(1,030)
Allowance for loan losses	(14,365)		(15,432)		(28,735)		(4,579)		(2,988)

Loans receivable, net	$468,213		$621,010		$510,629		$459,813		$480,118

Loans by Contractual Maturity. The following table sets forth certain information at September 30, 2011, regarding the dollar amount of loans maturing based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments (in thousands). Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Real estate:
One-to-four family residential	$7,184	$5,414	$1,541	$28,656	$82,845	$125,640
Multifamily residential	1,393	3,135	1,880	4,467	7,543	18,418
Commercial	9,614	20,640	17,638	62,043	95,994	205,929
Total real estate	18,191	29,189	21,059	95,166	186,382	349,987

Real estate construction:
One-to-four family residential	6,115	2,678	--	26	235	9,054
Multifamily residential	111	--	--	--	--	111
Commercial and land development	12,321	3,520	70	113	150	16,174
Total real estate construction	18,547	6,198	70	139	385	25,339

Consumer:
Home equity	1,250	3,489	7,298	24,813	12,051	48,901
Automobile	39	299	331	154	157	980
Other consumer	2,125	946	676	644	1,082	5,473
Total consumer	3,414	4,734	8,305	25,611	13,290	55,354

Commercial business	16,384	24,105	5,006	3,927	355	49,777
Leases	722	1,970	129	--	--	2,821

Gross loans	$57,258	$66,196	$34,569	$124,843	$200,412	$483,278

The following table sets forth the dollar amount of all loans maturing more than one year after September 30, 2011, which have fixed interest rates and have floating or adjustable interest rates (in thousands):

	Floating or Adjustable Rate	Fixed Rate	Total
Real estate:
One-to-four family residential	$34,652	$83,804	$118,456
Multifamily residential	13,752	3,273	17,025
Commercial	158,390	37,925	196,315
Total real estate	206,794	125,002	331,796

Real estate construction:
One-to-four family residential	42	2,897	2,939
Multifamily residential	--	--	--
Commercial and land development	2,225	1,628	3,853
Total real estate construction	2,267	4,525	6,792

Consumer:
Home equity	37,774	9,877	47,651
Automobile	42	899	941
Other consumer	848	2,500	3,348
Total consumer	38,664	13,276	51,940

Commercial business	6,095	27,298	33,393
Leases	--	2,099	2,099

Gross loans	$253,820	$172,200	$426,020

Loan Solicitation and Processing. As part of our commercial banking strategy, we are focusing our efforts in increasing the amount of direct originations of commercial business loans, commercial and multifamily real estate loans and, to a lesser extent construction loans to builders and developers. Residential real estate loans are solicited through media advertising, direct mail to existing customers and by realtor referrals. Loan originations are further supported by lending services offered through our internet website, advertising, cross-selling and through our employees’ community service.

Upon receipt of a loan application from a prospective borrower, we obtain a credit report and other data to verify specific information relating to the applicant’s employment, income and credit standing. An appraisal of the real estate offered as collateral is undertaken by a licensed appraiser we have retained and approved.

Loan applications are initiated by loan officers and are required to be approved by our underwriting staff who has appropriately delegated lending authority. Loan officers do not have lending authority. Rather, all lending authority is centralized within our Credit Administration Team, which includes out Chief Credit Officer, our Senior Vice President – Senior Commercial Credit Officer, our Vice President – Senior Consumer Credit Officer, and other credit officers, none of whom receives production-based incentive compensation. Loans that exceed the underwriter’s lending authority must be approved by a Credit Officer with adequate lending authority. We require title insurance on real estate loans as well as fire and casualty insurance on all secured loans and on home equity loans and lines of credit where the property serves as collateral. As noted earlier, the Bank will begin to refer nearly all one-to-four family loan applications through a third party originating broker beginning in December 2011.

Loan Originations, Servicing, Purchases and Sales. During the year ended September 30, 2011, our total loan originations were $139.7 million, including loans originated for sale. Nearly all first lien residential mortgages are sold into the secondary market at the time of origination. During the year ended September 30, 2011, we sold $31.1 million of single family residential loans into the secondary market.  Our secondary market relationships have been with major correspondent banks.

One-to-four family home loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of our special community development loans under the Community Reinvestment Act. We fully underwrite residential first mortgage real estate loans with internal designated real estate loan underwriters in accordance with standards as provided by our Board-approved loan policy and utilize the Freddie Mac Loan Prospector and Fannie Mae Desktop Underwriter automated loan systems to ensure conformity with secondary market underwriting criteria.

All of our one-to-four family residential loans are sold into the secondary market with servicing released. Loans are generally sold on a non-recourse basis. In December 2008, we sold our servicing rights on loans we had previously sold to Freddie Mac, Fannie Mae and the FHLB. At September 30, 2010, we serviced $291.8 million of commercial and multifamily residential real estate loans for the FDIC that were not sold to us in the LibertyBank Acquisition pursuant to an interim servicing agreement that was included in the purchase and assumption agreement with the FDIC in the LibertyBank Acquisition. As anticipated, the FDIC converted these loans prior to December 31, 2010, and we no longer service these loans for the FDIC.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated (in thousands):

	Year Ended September 30,
	2011	2010	2009
Loans originated:
Real estate:
One-to-four family residential (1)	$29,220	$31,209	$67,701
Multifamily residential	1,087	52	74
Commercial	25,349	12,429	32,477
Total real estate	55,656	43,690	100,252

Real estate construction:
One-to-four family residential	27,279	36,927	12,530
Multifamily residential	--	3,617	--
Commercial and land development	13,860	4,497	12,266
Total real estate construction	41,139	45,041	24,796

Consumer:
Home equity	3,508	12,067	15,265
Automobile	374	411	192
Other consumer	1,658	3,540	2,643
Total consumer	5,540	16,018	18,100

Commercial business	37,337	42,286	20,106
Leases	--	--	--

Total loans originated	139,672	147,035	163,254

Loans purchased:
Net loans purchased in acquisitions	--	197,596	129,162

Loans sold:
One-to-four family residential	(30,240)	(26,937)	(68,801)

Principal repayments	(247,706)	(175,099)	(130,669)
Transfer to real estate owned	(21,214)	(24,659)	(19,513)
Increase (decrease) in allowance for loan losses and other items, net	3,644	(3,282)	(24,586)

Net increase (decrease) in loans receivable and loans held for sale	$(155,844)	$114,654	$48,847

(1)	Includes originations of loans held for sale of $27.2 million, $31.2 million and $66.8 million for the years ended September 30, 2011, 2010 and 2009, respectively.

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

A formal review process is a total reevaluation of the risks associated with the asset and is documented by completing an asset review report. Certain real estate-related assets must be evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of loss exposure and, consequently, the adequacy of valuation allowances. Appraisals on loans secured by consumer real estate are updated when the loan becomes 120 days past due, or earlier if circumstances indicate the borrower will be unable to repay the loan under the terms of the note. Additionally, appraisals are updated if the borrower requests a modification to their loan. On commercial business loans, appraisals are updated upon a determination that the borrower will be unable to repay the loan according to the terms of the note or upon a notice of default, whichever is earlier. Appraisals are updated on all loan types immediately prior to a foreclosure sale and at least annually thereafter once the collateral title has been transferred to the Bank. The frequency of appraisal updates is based upon property type and market trends, with nearly all real estate owned currently being reappraised semi-annually.

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

The Bank’s Board of Directors is informed monthly as to the dollar amount of loans that are delinquent by more than 30 days, and is given information regarding classified assets.

If a borrower is chronically delinquent and all reasonable means of obtaining payments have been exercised, we will seek to recover any collateral securing the loan according to the terms of the security instrument and applicable law. In the event of an unsecured loan, we will either seek legal action against the borrower or refer the loan to an outside collection agency.

Delinquent Loans. The following table shows our delinquent loans by the type of loan and number of days delinquent as of September 30, 2011, that were still accruing interest (dollars in thousands):

	Noncovered Loans Delinquent For:				Covered Loans Delinquent for
	30-89 Days		Over 90 Days		30 Days or More (1)
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Real estate:
One-to-four family residential	4	$406	--	$--	1	$60
Multifamily residential	--	--	--	--	--	--
Commercial	--	--	--	--	2	271
Total real estate	4	406	--	--	3	331

Real estate construction:
One-to-four family residential	--	--	--	--	--	--
Multifamily residential	--	--	--	--	--	--
Commercial and land development	--	--	--	--	1	30
Total real estate construction	--	--	--	--	1	30

Consumer:
Home equity	8	179	--	--	2	303
Automobile	--	--	--	--	--	--
Other consumer	7	12	--	--	1	1
Total consumer	15	191	--	--	3	304

Commercial business	--	--	--	--	--	--
Leases	--	--	--	--	--	--

Total	19	$597	--	$--	7	$665

(1)	Does not include covered loans purchased in the LibertyBank Acquisition that have been aggregated into pools and accounted for under ASC 310-30.

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

The FDIC-assisted acquisitions have increased the complexity in reporting nonperforming loans and the allowance for loan and lease losses. For example, purchased credit impaired loans are not included in the tables of impaired loans within this report on Form 10-K unless we have recorded additional specific reserves on those loans subsequent to their acquisition. Loans in the Company’s organic portfolio have general and specific reserves allocated when management has determined it is probable a loss has been incurred. Loans in the Community First Bank portfolio were recorded and are currently accounted for under the business combination rules of SFAS No. 141 and Accounting Standards Codification Topic (ASC) 310-30. Loans in the Community First Bank portfolio that were not credit impaired on the date of purchase are allocated a general loss reserve.  Loans that were credit impaired in the Community First Bank portfolio on the date of acquisition are reported at the present value of expected cash flows. No allowance for loan losses is reported on these loans as impairments in excess of the acquisition-date fair value discount result in a partial charge-off of the loan’s remaining unpaid principal balance.

The loans purchased in the LibertyBank Acquisition are accounted for under the business combination rules of ASC 805, which requires all loans acquired in the LibertyBank portfolio to be reported initially at estimated fair value. Accordingly, an allowance for loan losses was not carried over or recorded as of the date of the LibertyBank Acquisition. The Company elected to apply the accounting methodology of ASC 310-30 to all loans purchased in the LibertyBank Acquisition. As such, all acquired loans have been aggregated into pools and the portion of the fair value discount not related to credit impairment is accreted over the life of the loan into interest income. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation; therefore, loans purchased in the LibertyBank Acquisition are not individually identified as nonperforming loans. Loans purchased in the CFB Acquisition were not pooled; therefore, loans that are on nonaccrual status, or are 90 days past due and still accruing are reported as nonperforming loans.

In situations where loans purchased in the LibertyBank Acquisition had similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. We aggregated all of the loans acquired in the LibertyBank Acquisition into 22 different pools based on common risk characteristics including collateral and borrower credit ratings. The cash flows expected over the life of the pools are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows.

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

Because of the loss sharing agreements with the FDIC on these assets and related FDIC indemnification receivable asset, we do not expect that we will incur excessive losses on the acquired loans, based on our current estimates. The indemnified portion of partial charge-offs and provisions for general loan loss reserves in the acquired portfolios is recorded in noninterest income and results in an increase in the FDIC indemnification asset. Under the loss sharing agreements with the FDIC in the CFB Acquisition, our share of the first $34.0 million of losses and reimbursable expenses on the covered assets (defined as loans, leases and REO) is 20%. Any loss on covered assets in excess of the $34.0 million tranche is limited to 5%. Under the loss sharing agreements in the LibertyBank Acquisition, our share of all losses and reimbursable expenses on covered assets is 20%.

Troubled Debt Restructurings. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructurings as a troubled debt restructuring, or TDR.  In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider.

The internal process used to assess whether a modification should be reported and accounted for as a troubled debt restructuring includes an assessment of the borrower’s payment history, considering whether the borrower is in financial difficulty, whether a concession has been granted, and whether it is likely the borrower will be able to perform under the modified terms. Rate reductions below market rate, extensions of the loan maturity date that would not otherwise be considered, and deferrals or forgiveness of principal or interest are examples of modifications that are concessions.

Troubled debt restructurings totaled $7.0 million and $10.1 million at September 30, 2011 and 2010, respectively, with noncovered loans representing $6.6 million and $5.5 million of those amounts, respectively. Modifications to loans not accounted for as troubled debt restructurings totaled $5.2 million at September 30, 2011. Approximately $2.0 million of those modifications resided in the noncovered loan portfolio. These loans were not considered to be troubled debt restructurings because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. Specific allowance amounts are approved by Senior Management and reviewed by the Bank’s Classified Asset Committee to address the risk specifically or we may allow the loss to be addressed in the general allowance. The doubtful category is generally a short-term interim step prior to charge off. Members of the Classified Asset Committee include the Bank’s Chief Credit Officer and Commercial Banking Team Leaders, as well as the Bank’s internal loan review director and other members of management in our Credit Administration department. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC, the Department and the Federal Reserve which can order the establishment of additional loss allowances.

In connection with the filing of periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our loans, as of September 30, 2011, we had classified loans of $82.6 million, net of purchase accounting adjustments, with $40.6 million in the noncovered loan portfolio. The aggregate amounts of classified loans at the dates indicated were as follows (in thousands):

	September 30,
	2011			2010
	Covered	Noncovered	Total	Covered	Noncovered	Total
Classified loans:
Substandard	$41,965	$40,645	$82,610	$69,751	$37,966	$107,717
Doubtful	--	--	--	--	--	--
Loss	--	--	--	--	--	--

Total	$41,965	$40,645	$82,610	$69,751	$37,966	$107,717

The total amount of noncovered classified assets (the loans in the table above plus REO) represented 24.62% of total stockholders’ equity and 4.07% of total assets as of September 30, 2011.

Potential Problem Loans. Potential problem loans are loans that do not yet meet the criteria for placement on non-accrual status, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of the borrowers to comply with present loan repayment terms. This may result in the future inclusion of such loans in the non-accrual loan category. As of September 30, 2011, the aggregate amount of potential problem loans was $58.2 million, which includes loans that were rated “Substandard” under the Bank’s risk grading process that are included in the classified loan table above but were not on non-accrual status. Noncovered loans included in that amount were $27.9 million at September 30, 2011. The $27.9 million balance of noncovered potential problem loans includes $25.7 million in loans secured by commercial and multifamily real estate, $948,000 in real estate construction and land development loans, and $983,000 of loans secured by one-to-four family residential real estate, as well as $210,000 of consumer loans.

Real Estate Owned and Other Repossessed Assets. Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. Other repossessed collateral, including autos, are also recorded at the fair value, less costs to sell.  As of September 30, 2011, we had $23.4 million in real estate owned and other repossessed assets with $16.2 million, after fair value purchase adjustments, subject to the loss share agreement with the FDIC.

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

The following table bifurcates our nonperforming assets into covered and noncovered as of September 30, 2011 and 2010 (in thousands):

	September 30,
	2011			2010
	Covered Assets (1)	Noncovered Assets	Total	Covered Assets (1)	Noncovered Assets	Total
Nonperforming loans:
Real estate construction	$2,351	$1,248	$3,599	$8,430	$399	$8,829
Commercial and multifamily residential real estate	8,320	5,887	14,207	15,584	3,307	18,891
One-to-four family residential	648	4,906	5,554	359	4,028	4,387
Other	298	904	1,202	950	1,965	2,915
Total nonperforming loans	11,617	12,945	24,562	25,323	9,699	35,022

REO and other repossessed assets	16,163	7,275	23,438	20,513	9,968	30,481

Total nonperforming assets	$27,780	$20,220	$48,000	$45,836	$19,667	$65,503

(1)
Covered assets include loans purchased in the CFB Acquisition and all covered REO and repossessed assets, including those purchased in the LibertyBank Acquisition. Loans acquired in the LibertyBank Acquisition have been pooled and are not separately reported as nonperforming loans.

The following table sets forth information with respect to our nonperforming assets and troubled debt restructurings within the meaning of ASC 310-10-35 at the dates indicated (dollars in thousands).

	September 30,
	2011	2010	2009	2008	2007
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$5,554	$4,328	$10,617	$1,518	$588
Multifamily residential	1,393	3,052	1,753	--	--
Commercial	12,814	15,839	10,750	100	407
Total real estate	19,761	23,219	23,120	1,618	995

Real estate construction	3,599	8,829	11,611	7,991	436
Consumer	483	1,371	544	316	100
Commercial business and leases	719	1,259	3,217	20	--

Total nonaccrual loans	24,562	34,678	38,492	9,945	1,531

Accruing loans which are contractually past due 90 days or more	--	344	--	--	--

Total of nonaccrual and 90 days past due loans	24,562	35,022	38,492	9,945	1,531

Repossessed assets	143	382	412	--	--

Real estate owned	23,295	30,099	17,979	650	549

Total nonperforming assets	$48,000	$65,503	$56,883	$10,595	$2,080

Nonperforming covered asset included above	$27,780	$45,836	$34,224	$--	$--

Nonperforming noncovered assets included above	20,220	19,667	22,659	10,595	2,080

Nonperforming noncovered loans as a percent of noncovered loans	3.94%	2.64%	2.93%	2.14%	0.32%

Troubled debt restructurings	$7,011	$10,110	$4,700	$812	$35

Interest forgone on nonaccrual loans (1)	1,729	2,820	1,366	182	36
(1)	If interest on the loans classified as nonaccrual had been accrued, interest income in these amounts would have been recorded on nonaccrual loans for the periods shown.

Allowance for Loan Losses. We review the allowance for loan losses on a monthly basis and record a provision for loan losses based on the risk composition of the loan portfolio, delinquency levels, loss experience, economic conditions, bank regulatory examination results, seasoning of the loan portfolios and other factors related to the collectability of the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

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

At the time of the CFB Acquisition, we applied SFAS No. 141, Business Combinations, which was superseded by ASC 805 (formerly SFAS No. 141(R)). We were not permitted to apply ASC 805 to the CFB Acquisition as it occurred prior to the accounting standard’s effective date for the Company. As such, we established an allowance for loan losses in accordance with industry practice under SFAS No. 141. Conversely, no allowance for loan losses was established on loans purchased in the LibertyBank Acquisition on the acquisition date as we applied ASC 805 to the LibertyBank Acquisition and the purchased loans were aggregated into pools and accounted for under ASC 310-30. An allowance for loan losses has since been established on certain loan pools purchased in the LibertyBank Acquisition because the net present value of cash flows expected to be received from loans in these pools became impaired subsequent to the acquisition date when compared to the original estimated cash flows for each pool.

The allowance for loan losses on noncovered originated loans consists of specific reserves allocated to individually reviewed loans and general reserves on all other noncovered originated loans. Commencing in April 2011, we changed our accounting policy for specific allowances on noncovered originated loans in process of foreclosure. Previously, we would maintain a specific reserve on these noncovered impaired loans. Since April 2011, we now treat such deficiencies on loans in process of foreclosure as “Loss” under our credit grading process and partially charge down the loan balance to our estimated net recoverable value, which removes the specific reserve previously recorded. As noted above, we record a general allowance on loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30. Loans purchased in the CFB Acquisition that are accounted for under ASC 310-30 are partially charged down to the estimated net recoverable value if estimated losses exceed the fair value discount established on the acquisition date. Lastly, an allowance for loans purchased in the LibertyBank Acquisition is not established unless the net present value of cash flows expected to be received for loans in the acquired loan pools become impaired.

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

Management believes the allowance for loan losses as of September 30, 2011, and the fair value adjustments under ASC 310-30 represent our best estimate of probable incurred losses inherent in our loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of Home Federal Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. The preliminary estimated fair values of loans purchased in the LibertyBank Acquisition were highly subjective. The amount that we ultimately realize on these assets could differ materially from the carrying value reflected in our financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Changes to the preliminary estimated fair values of assets purchased in the LibertyBank Acquisition may occur in subsequent periods up to one year from the date of acquisition.

The following table summarizes allowance for loan losses by loan category. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  However, the allowance for loan losses on covered loans may only be used for losses in the covered loan portfolio and the allowance for noncovered loans may only be used for losses on noncovered loans (dollars in thousands).

	September 30,
	2011			2010			2009			2008			2007
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total	Loan Balance	Allowance by Loan Category	Percent of Loans to Total	Loan Balance	Allowance by Loan Category	Percent of Loans to Total	Loan Balance	Allowance by Loan Category	Percent of Loans to Total	Loan Balance	Allowance by Loan Category	Percent of Loans to Total
Noncovered loans:
Real estate:
One-to-four family residential	$110,173	$1,396	33.6%	$137,128	$3,165	37.3%	$169,774	$2,364	41.0%	$210,501	$849	45.2%	$249,545	$840	51.5%
Commercial and multifamily	154,781	5,003	47.1	155,322	5,188	42.3	161,886	5,511	39.1	160,210	1,415	34.4	140,687	1,265	29.1
Total real estate	264,954	6,399	80.7	292,450	8,353	79.6	331,660	7,875	80.1	370,711	2,264	79.6	390,232	2,105	80.6

Real estate construction	14,816	898	4.5	17,406	1,427	4.7	26,553	1,609	6.5	33,042	1,650	7.1	44,214	455	9.1
Consumer	40,188	1,641	12.3	48,249	1,655	13.1	49,700	2,212	12.0	56,227	586	12.1	46,568	383	9.6
Commercial business	8,040	211	2.4	9,006	470	2.5	5,943	227	1.4	5,385	79	1.2	3,122	45	0.7
Leases	283	76	0.1	408	--	0.1	--	--	--	--	--	--	--	--	--
Total noncovered loans	328,281	9,225	100.0%	367,519	11,905	100.0%	413,856	11,923	100.0%	465,365	4,579	100.0%	484,136	2,988	100.0%

Covered loans (1):
Real estate	32,480	1,674		41,284	2,311		60,414	8,212		--	--		--	--
Real estate construction	3,961	2,569		6,940	448		14,413	7,108		--	--		--	--
Consumer	7,079	371		8,311	248		9,766	995		--	--		--	--
Commercial business	9,792	526		9,910	520		15,550	497		--	--		--	--

Covered loans with allowance	53,312	5,140		66,445	3,527		100,143	16,812		--	--		--	--

Covered loans with no allowance (2)	101,685	--		203,106	--		26,223	--		--	--		--	--

Total covered loans	154,997	5,140		269,551	3,527		126,366	16,812		--	--		--	--

Total gross loans	$483,278	$14,365		$637,070	$15,432		$540,222	$28,735		$465,365	$4,579		$484,136	$2,988

(1)	Loans covered by loss sharing agreements with the FDIC. Loan balances and allowance for loan losses are reported separately from indemnifiable loss amounts estimated to be receivable from the FDIC.
(2)
No allowance was recorded on covered loans purchased in the LibertyBank Acquisition or on loans purchased in the CFB Acquisition that were individually accounted for under ASC 310-30 at September 30, 2011, 2010 or 2009, as loan balances are reported at the net present value of estimated cash flows and no impairment subsequent to the acquisition date has been incurred in excess of original estimated cash flows as of those dates.

The following table sets forth an analysis of our allowance for loan losses on noncovered loans at the dates and for the periods indicated (dollars in thousands):

	Year Ended September 30,
	2011	2010	2009	2008	2007
Noncovered loans:
Allowance at beginning of period	$11,905	$11,923	$4,579	$2,988	$2,974
Provisions for loan losses	1,122	9,250	16,085	2,431	217

Recoveries:
Real estate:
One-to-four family residential	393	38	122	--	--
Commercial and multifamily	39	26	--	--	--
Total real estate	432	64	122	--	--

Real estate construction	604	104	15	--	--
Consumer	126	17	100	24	16
Commercial business	142	113	1	--	--

Total recoveries	1,304	298	238	24	16

Charge-offs:
Real estate:
One-to-four family residential	(1,683)	(1,979)	(1,571)	(665)	(73)
Commercial and multifamily	(718)	(5,515)	(919)	--	--
Total real estate	(2,401)	(7,494)	(2,490)	(665)	(73)

Real estate construction	(668)	(653)	(4,452)	--	(91)
Consumer	(1,734)	(1,216)	(1,843)	(199)	(36)
Commercial business	(303)	(203)	(194)	--	(19)

Total charge-offs	(5,106)	(9,566)	(8,979)	(864)	(219)

Net charge-offs	(3,802)	(9,268)	(8,741)	(840)	(203)

Allowance at end of period	$9,225	$11,905	$11,923	$4,579	$2,988

Allowance for loan losses on noncovered loans as a percentage of noncovered loans	2.81%	3.24%	2.88%	0.98%	0.62%

Allowance for loan losses on noncovered loans as a percentage of nonperforming noncovered loans	71.26%	122.74%	101.19%	46.04%	195.17%

Net charge-offs on noncovered loans as a percentage of average noncovered loans outstanding during the period	1.09%	2.51%	1.82%	0.18%	0.04%

The following table details activity in the allowance for loan losses on covered loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30 and does not consider the impact of amounts received from the FDIC under the loss sharing agreement related to such activity at the dates and for the periods indicated (in thousands):

	Year Ended September 30,
	2011	2010	2009
Covered loans:
Allowance at beginning of period	$3,527	$16,812	$--
Provisions for loan losses	10,274	1,050	--
Addition to allowance due to acquisitions	--	--	16,812
Adjustment in preliminary estimated losses	--	(9,210)	--

Recoveries:
Real estate:
One-to-four family residential	10	--	--
Commercial and multifamily	166	16	--
Total real estate	176	16	--

Real estate construction	792	--	--
Consumer	24	--	--
Commercial business and leases	376	--	--

Total recoveries	1,368	16	--

Charge-offs:
Real estate:
One-to-four family residential	(236)	(832)	--
Commercial and multifamily	(3,431)	(1,033)	--
Total real estate	(3,667)	(1,865)	--

Real estate construction	(5,056)	(2,117)	--
Consumer	(404)	(312)	--
Commercial business and leases	(902)	(847)	--

Total charge-offs	(10,029)	(5,141)	--

Net charge-offs	(8,661)	(5,125)	--

Allowance at end of period	$5,140	$3,527	$16,812

Investment Activities

General. FDIC regulations permit the Bank and the Company to invest in various types of liquid assets, including U.S. Treasury obligations, securities of U.S. Government-sponsored enterprises, certificates of deposit of federally-insured banks and savings associations, bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, we also may invest a portion of our assets in commercial paper and corporate debt securities.

Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The investment policies generally limit investments to Treasury notes, mortgage-backed securities, obligations of U.S. government sponsored enterprises, municipal bonds, certificates of deposit and marketable corporate debt obligations. Investment in mortgage-backed securities includes those issued or guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae and the Veterans Administration. We also have purchased investments issued or guaranteed by the Federal Home Loan Bank System and the U.S. Small Business Administration.

From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in loan originations, deposits and other activities.

The following table sets forth the composition of our investment securities portfolios at the dates indicated (in thousands):

	September 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Obligations of U.S. Government Sponsored Enterprises (GSE)	$81,751	$82,303	$51,844	$52,022	$4,089	$4,127
Obligations of states and political subdivisions	14,855	15,605	6,786	6,789	--	--
Corporate note, FDIC-guaranteed	1,008	1,011	1,022	1,025	--	--
Mortgage-backed securities:
Fannie Mae	127,773	132,022	93,481	96,417	70,888	73,769
Freddie Mac	95,757	99,577	104,823	108,264	85,131	88,742
Ginnie Mae	46,108	46,896	8,763	8,814	2,046	2,083
Veterans Administration	3,127	3,108	1,425	1,425	--	--
Private label	369	325	449	424	612	599

Total	$370,748	$380,847	$268,593	$275,180	$162,766	$169,320

At September 30, 2011, we believe that it is more likely than not that the Company has the ability and intent to hold the securities with a fair value less than amortized cost until their value has recovered to amortized cost.

Securities purchased in the LibertyBank Acquisition during fiscal year 2010 had an estimated fair value of $34.7 million on the date of the acquisition. We also received a significant balance of cash due to liabilities assumed in the LibertyBank Acquisition exceeding the book value of assets purchased. We purchased a significant amount of investment securities during the twelve months ended September 30, 2011, to invest this excess liquidity, with most of those purchases being comprised of mortgage-backed securities issued and guaranteed by U.S. Government-sponsored enterprises. We also purchased some obligations of state and local political subdivisions, but we were selective in our purchases, focusing on highly-rated and well-covered issues with strong cash flow coverage and revenue support. We have focused on mortgage-backed securities and other securities with medium-term durations to ensure the cash flow and liquidity remains strong to assist with strategic initiatives, such as acquisitions, and to protect our interest income against rising interest rates. To that end, we have targeted an average modified duration for our securities portfolio between 2.5 and 3.0 years. At September 30, 2011, we estimate the modified duration of our portfolio to be 2.70 years.

The table below sets forth information regarding the amortized cost, weighted average yields and maturities or periods to repricing of our investment portfolio at September 30, 2011 (dollars in thousands):

	Amounts Due or Repricing Within:
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available-for-sale:
Obligations of U.S. Government Sponsored Enterprises (GSE)	$16,707	0.83%	$53,076	1.24%	$2,358	2.38%	$9,610	1.48%	$81,751	1.22%
Obligations of states and political subdivisions	--	--	--	--	3,976	3.17	10,879	3.74	14,855	3.59
Corporate note, FDIC-guaranteed	1,008	0.67	--	--	--	--	--	--	1,008	0.67
Mortgage-backed securities, GSE- issued	17,853	2.86	23,116	1.40	68,874	2.22	162,922	2.47	272,765	2.34
Mortgage-backed securities, private label	369	2.39	--	--	--	--	--	--	369	2.39

Total	$35,937	1.85%	$76,192	1.29%	$75,208	2.28%	$183,411	2.49%	$370,748	2.14%

(1)	Interest and dividends are reported on a tax-equivalent basis. For available-for-sale securities carried at fair value, the weighted average yield is computed using amortized cost.

The following table sets forth certain information with respect to each category which had an aggregate book value in excess of 10% of our total equity at September 30, 2011 (in thousands):

	Amortized Cost	Fair Value
Available-for-sale:
Obligations of U.S. Government Sponsored Enterprises	$81,751	$82,303
Mortgage-backed securities:
Fannie Mae	127,773	132,022
Freddie Mac	95,757	99,577
Ginnie Mae	46,108	46,896

Federal Home Loan Bank Stock. As a member of the FHLB of Seattle, the Bank is required to own its capital stock. The amount of stock the Bank holds is based on percentages specified by the FHLB of Seattle on outstanding advances. The redemption of any excess stock the Bank holds is at the discretion of the FHLB of Seattle. At September 30, 2011, the carrying value of FHLB stock was $17.7 million.

Over the last two years, the FHLB of Seattle has reported a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (FHFA), its primary regulator. As a result, the FHLB has stopped paying a dividend and stated that it would suspend the repurchase and redemption of outstanding common stock until its retained earnings deficiency was reclaimed. The Bank is continually monitoring this issue. The FHLB has communicated to its members, including us, that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market and credit risk of the FHLB’s private label mortgage backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Bank has not recorded an other-than-temporary impairment on its investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities, or the requirement that the Bank contribute additional funds to recapitalize the FHLB, or reduce the Bank’s ability to borrow funds from the FHLB, which may impair the Bank’s ability to meet liquidity demands.

Bank-Owned Life Insurance. We have purchased bank-owned life insurance policies (BOLI) to offset employee benefit costs. At September 30, 2011, we had a $12.8 million investment in general account life insurance contracts. The potential death benefits as of September 30, 2011 were $23.6 million. The policies have been issued by six insurance companies. While all of the insurance companies that issued the policies in the Bank’s BOLI portfolio had investment grade ratings by Standard & Poor’s and A.M. Best at September 30, 2011, four of them experienced some form of downgrade in their credit rating during fiscal year 2011. However, all of these carriers have very high Comdex composite scores at September 30, 2011.

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

Changes in our deposit composition reflect our strategy to reduce reliance on certificates of deposit. The increase in the mix of certificates of deposit, which accounted for 32.3% of the deposit portfolio at September 30, 2011, compared to 48.4% at September 30, 2010, was due to the LibertyBank Acquisition. Interest-bearing and noninterest-bearing checking, savings and money market accounts comprise the balance of total deposits, which we believe have greater stability and higher profitability than certificates of deposit. We rely on marketing activities, convenience, customer service and the availability of a broad range of competitively priced deposit products and services to attract and retain customer deposits.

Deposits. With the exception of our Health Savings Accounts, which totaled $23.0 million at September 30, 2011, substantially all of our depositors are residents and businesses located in the states of Idaho and Oregon. Deposits are attracted from within our market areas through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates and terms to maturity. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

Deposit Activities. The following table sets forth the total deposit activities of Home Federal Bank for the periods indicated (in thousands):

	Year Ended September 30,
	2011	2010	2009

Balance at beginning of period	$1,189,662	$514,858	$372,925
Deposits assumed in acquisitions at fair value	--	682,569	143,459
Net decrease in deposits before interest credited	(236,944)	(14,350)	(8,309)
Interest credited	6,791	6,585	6,783

Net increase (decrease) in deposits	(230,153)	674,804	141,933

Balance at end of period	$959,509	$1,189,662	$514,858

Time Deposits by Rate. The following table sets forth the time deposits in Home Federal Bank classified by contractual rate as of the dates indicated (dollars in thousands):

	September 30,
	2011	2010	2009

0.00-0.99%	$130,183	$59,356	$9,906
1.00-1.99	62,009	280,261	71,921
2.00-2.99	69,288	168,664	68,327
3.00-3.99	35,773	47,631	42,898
4.00-4.99	11,101	15,259	27,389
5.00-5.99	1,482	4,506	7,544
6.00 and above	463	358	912

Total	$310,299	$576,035	$228,897

Time Deposits by Maturity. The following table sets forth the amount and maturities of time deposits at September 30, 2011 (dollars in thousands):

	One Year or Less	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	After Four Years Through Five Years	After Five Years	Total

0.00-0.99%	$108,315	$18,065	$3,758	$45	$--	$--	$130,183
1.00-1.99	40,726	3,555	1,340	4,538	11,662	188	62,009
2.00-2.99	32,914	15,631	3,161	16,951	631	--	69,288
3.00-3.99	2,698	3,296	9,933	19,836	--	10	35,773
4.00-4.99	7,478	2,227	1,177	155	50	14	11,101
5.00-5.99	1,455	7	19	--	--	1	1,482
6.00 and above	237	--	226	--	--	--	463

Total	$193,823	$42,781	$19,614	$41,525	$12,343	$213	$310,299

The following table sets forth information concerning our time deposits and other deposits at September 30, 2011 (dollars in thousands):

Weighted Average Interest Rate	Original Term	Category	Amount	Percentage of Total Deposits

--%	n/a	Noninterest-bearing demand deposits	$141,040	14.7%
0.17	n/a	Interest-bearing demand deposits	228,315	23.8
0.34	n/a	Money market accounts	177,183	18.5
0.20	n/a	Health savings accounts	23,032	2.4
0.15	n/a	Savings deposits	79,640	8.3

	Certificates of deposit:
1.17	1-11 months	Fixed term, fixed rate	193,823	20.2
1.67	12-23 months	Fixed term, fixed rate	42,781	4.5
2.70	24-35 months	Fixed term, fixed rate	19,614	2.0
2.82	36-47 months	Fixed term, fixed rate	41,525	4.3
1.65	48-60 months	Fixed term, fixed rate	12,343	1.3
1.88	Over 60 months	Fixed term, fixed rate	213	--

		Total certificates of deposit	310,299	32.3

			$959,509	100.0%

Jumbo certificates of deposit are certificates in amounts of $100,000 or more. We experienced a $115.7 million decrease in jumbo certificates during fiscal year 2011 was primarily due to the significant maturities of higher-rate certificates of deposit assumed in the LibertyBank Acquisition.  The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2011 (in thousands):

Maturity Period	Certificates of Deposit of $100,000 or More

Three months or less	$26,110
Over three months through six months	50,677
Over six months through twelve months	12,837
Over twelve months	22,748

Balance at end of period	$112,372

Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by Home Federal Bank at the dates indicated (dollars in thousands):

	September 30,
	2011			2010			2009
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)

Demand deposits	$369,355	38.5%	$27,501	$341,854	28.7%	$195,306	$146,548	28.5%	$49,700
Money market accounts	177,183	18.5	(3,271)	180,454	15.2	104,046	76,408	14.8	25,266
Health savings accounts	23,032	2.4	792	22,240	1.9	992	21,248	4.1	126
Savings deposits	79,640	8.3	10,561	69,079	5.8	27,322	41,757	8.1	15,348
Fixed-rate certificates maturing:
Within one year	193,823	20.2	(175,947)	369,770	31.1	207,801	161,969	31.5	28,646
After one year, but within two years	42,781	4.5	(79,525)	122,306	10.3	87,485	34,821	6.8	9,127
After two years, but within five years	73,482	7.6	(9,016)	82,498	6.9	50,608	31,890	6.2	13,678
After five years	213	--	(1,248)	1,461	0.1	1,244	217	0.0	42

Total	$959,509	100.0%	$(230,153)	$1,189,662	100.0%	$674,804	$514,858	100.0%	$141,933

Borrowings. We have used advances from the FHLB of Seattle to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities. As one of our capital management strategies, we have and may use borrowings from the FHLB to fund the purchase of investment securities and origination of loans in order to increase our net interest income when attractive opportunities exist.

As a member of the FHLB, we are required to own its capital stock. Advances are made individually under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. We maintain a committed credit facility with the FHLB that provides for immediately available advances up to an aggregate of 40% of the Bank’s total assets. In September 2011, we repaid all outstanding borrowings with the FHLB (approximately $48.3 million) before the scheduled maturity dates due to our excess liquidity position. We incurred a prepayment penalty of $2.0 million but will incur less interest expense in future periods. We expect to save approximately $165,000 before income taxes by extinguishing these borrowings before maturity. Our borrowing capacity is now $125.8 million, collateralized by our FHLB stock and through a blanket pledge on our first lien one-to-four family residential real estate loan portfolio and our securities portfolio.

As noted earlier, the FHLB of Seattle has reported a risk-based capital deficiency which may reduce our ability to borrow funds from the FHLB in the future, which may impair the Bank’s ability to meet liquidity demands.

Other borrowings include securities sold under obligations to repurchase, also known as repurchase agreements. We originate repurchase agreements directly with our commercial and retail customers and collateralize these borrowings with securities issued by U.S. Government sponsored enterprises.  Other borrowings, consisting entirely of these repurchase agreements, totaled $4.9 million at September 30, 2011.

The following table sets forth information regarding our borrowings at the end of and during the periods indicated. The table includes both long- and short-term borrowings (dollars in thousands):

	Year Ended September 30,
	2011	2010	2009

Maximum amount of FHLB advances and other borrowings outstanding at any month end	$67,000	$85,000	$137,000
Average FHLB advances and other borrowings outstanding	56,000	79,000	112,000
FHLB advances and other borrowings at end of period	4,892	67,622	84,737
Interest expense during the period	2,277	3,153	4,901

Weighted average rate paid:
During period	4.04%	3.98%	4.39%
At end of period	1.72	3.95	4.00

At September 30, 2011, we also had access to the Federal Reserve Bank of San Francisco’s discount window. No funds were drawn on this facility at September 30, 2011.

HOW WE ARE REGULATED

The following is a brief description of certain laws and regulations which are applicable to Home Federal Bancorp and Home Federal Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere in this annual report on Form 10-K, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing us may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

Regulation and Supervision of Home Federal Bank

Effective May 31, 2001, Home Federal Bank completed its charter conversion from a federally chartered stock savings bank to an Idaho chartered commercial bank.  Concurrent with the Bank’s charter conversion, Home Federal Bancorp completed its reorganization from a savings and loan holding company to a bank holding company.  As a result of the charter conversion and holding company reorganization, the Bank became subject to the supervision and regulation by the Idaho Department of Finance and the FDIC and the Company became subject to the supervision and regulation by the Federal Reserve.  Prior to completion of the charter conversion and holding company reorganization, the Bank’s and Company’s primary federal regulator was the OTS.

General.  As a state-chartered, federally insured commercial bank, Home Federal Bank is subject to extensive regulation by the Department and the applicable provisions of Idaho law and regulations of the Department adopted thereunder.  The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law.  State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices.  The Bank is subject to periodic examination and reporting requirements by and of the Department and the FDIC.  Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice.  The respective primary federal regulators of Home Federal Bancorp and Home Federal Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

New Legislation. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including the following provisions that have already had an impact on Home Federal Bank and Home Federal Bancorp, such as, among others:

•
The creation of the Bureau of Consumer Financial Protection (Bureau), a new agency within the Federal Reserve Board for the purpose of centralizing responsibility for consumer financial protection.  The Bureau has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that apply to all banks and thrifts with greater than $10 billion in assets.  Smaller financial institutions, including the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•
Requiring new disclosure and other requirements relating to executive compensation and corporate governance.  These new disclosure and other conditions include the requirement for publicly traded companies, such as Home Federal Bancorp, to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.

•
Making permanent the $250,000 limit for federal deposit insurance and providing unlimited federal deposit insurance until January 1, 2013 for non interest-bearing demand transaction accounts at all insured depository institutions.

•
Repealing the federal prohibitions on the payment of interest on demand deposits effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Requiring all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Other provisions, that also will be enacted and are expected to have an impact on Home Federal Bank and Home Federal Bancorp include, among others, the promulgation of rules by the federal banking agencies that (i) prohibit excessive and risky compensation paid to bank and bank holding company executives, regardless of whether the company is publicly traded; and (ii) implement new capital regulations and seek to make capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally.  The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses.  Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

Insurance of Accounts and Regulation by the FDIC.  The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (DIF), which is administered by the FDIC.  The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions and this insurance is backed by the full faith and credit of the United States Government.  As insurer,  the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC.  It also may prohibit any institution insured by the FDIC from engaging in any activity determined by regulation or order to pose a serious risk to the institution and the DIF.  The FDIC also has the authority to initiate enforcement actions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for one of four risk categories, applying these rates to the institution’s deposits.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  A range of initial base assessment rates applied to each Risk Category, subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total initial base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  These rates increased uniformly by three basis points on January 1, 2011.

As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed on every insured institution a special assessment of five basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. The balance of Home Federal Bank’s prepaid assessment was $185,000 at September 30, 2011.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio (DRR), which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.

Federally insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarterly period ended September 30, 2011, the Financing Corporation assessment equaled 1.0 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For the quarterly period ended September 30, 2011, the Financing Corporation assessment equaled 0.680 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For the year ended September 30, 2011, the Bank incurred $98,000 in FICO assessments.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against banks and savings associations.

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to  the Company and the Bank. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, tier 1 and total capital, determined on a risk-weighted basis. The impact on the Company and the Bank of the Basel III rules cannot be determined at this time. For additional information, see the section below entitled Capital Requirements – Possible Changes to Capital Requirements Resulting from Basel III.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution meets certain criteria.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is not aware of any existing circumstances which would result in termination of the deposit insurance of Home Federal Bank.

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a core capital to risk-weighted assets ratio of not less than 4%, and a leverage ratio of not less than 4%.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally.  Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by Home Federal Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At September 30, 2011, Home Federal Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information on capital requirements, see Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8, Financial Statements and Supplemental Data.

Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities.  The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems.  If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.

Capital Requirements. Federally insured financial institutions, such as Home Federal Bank, are required to maintain a minimum level of regulatory capital.  FDIC regulations recognize two types, or tiers, of capital:  core (Tier 1) capital and supplementary (Tier 2) capital.  Tier 1 capital generally includes common stockholders’ equity and qualifying noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is recognized up  to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock, certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years), and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may in included in Tier 2 capital for risk-based capital purposes is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 3% to 4% of total assets.  At September 30, 2011, Home Federal Bank had a Tier 1 leverage capital ratio of 11.54%.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution’s particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-

weighted assets must be at least 4%.  In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect the bank’s financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks.  At September 30, 2011, Home Federal Bank had a Tier 1 risk-based capital ratio of 30.78%, and a total risk-based capital ratio of 32.05%.

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses.  The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance-sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for the bank is greater than the minimum standards established in the regulation.

We believe that, under the current regulations, Home Federal Bank exceeds its minimum capital requirements.  However, events beyond the control of the Bank, such as weak or depressed economic conditions in areas where it has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.

Possible Changes to Capital Requirements Resulting from Basel III.  In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.
•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.
•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.
•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.
•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.
•
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.   The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (LCR) and net stable funding ratio (NSFR).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

Temporary Liquidity Guarantee Program.  Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program (TLGP) in October 2008.  The TLGP includes two programs:  the Transaction Account Guarantee Program (TAGP) and the Debt Guarantee Program (DGP).  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  Home Federal Bancorp and Home Federal Bank opted out of the DGP, but did not opt out of the TAGP.

The TAGP provided unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Other NOW accounts and money market deposit accounts are not covered.  TAGP coverage on NOW accounts lasted until December 31, 2010, and will last until December 31, 2013 for noninterest-bearing transaction accounts.

Commercial Real Estate Lending Concentrations.  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending.  The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk.  A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or
•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total capital or the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of September 30, 2011, Home Federal Bank’s aggregate total for construction, land and land development loans was 17.25% of the Bank’s total regulatory capital.  In addition, at September 30, 2011, Home Federal Bank’s commercial real estate loans totaled 140.22% of the Bank’s total regulatory capital.

Activities and Investments of Insured State-Chartered Financial Institutions.  Federal law generally limits the activities and equity investments of FDIC insured, state-chartered banks to those that are permissible for national banks.  An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  To the extent that legal uncertainty exists in this area, all creditors, including Home Federal Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or nonpersonal time deposits.  These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank.  NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank.  At September 30, 2011, the Bank’s deposits with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Federal Home Loan Bank System. Home Federal Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. Although we had FHLB advances outstanding during nearly all of fiscal year 2011, by September 30, 2011, Home Federal Bank had paid off all $48.3 million of outstanding advances from the FHLB of Seattle under an available credit facility of $125.8 million, which is limited to available collateral. See the section entitled Business – Deposit Activities and Other Sources of Funds – Borrowings.

As a member, Home Federal Bank is required to purchase and maintain stock in the FHLB of Seattle. At September 30, 2011, Home Federal Bank had $17.7 million in FHLB stock, which was in compliance with this requirement.

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

Affiliate Transactions.  Home Federal Bancorp and Home Federal Bank are separate and distinct legal entities. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or any nonbank subsidiary of the bank holding company are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the subsidiary bank’s capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with nonaffiliates.

Community Reinvestment Act. Home Federal Bank is subject to the provisions of the Community Reinvestment Act of 1977 (CRA), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s CRA performance rating must be considered in connection with a bank’s application to, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Home Federal Bank received a “satisfactory” rating during its most recent CRA examinations.

Dividends.  The amount of dividends payable by a bank depends upon its earnings and capital position, and is limited by federal and state laws, regulations and policies.  Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

In addition, the Idaho Code provides that “no dividend shall be declared or paid by any bank until a surplus equal to 20% of the paid-in capital stock of such bank has been built up.  Thereafter, the board of directors of any bank may declare a dividend of so much of its net profits as it shall deem expedient; but before any such dividend is declared or paid, not less than one-fifth of the net profits of the bank for such period as is covered by the dividend shall be carried to the surplus fund until such surplus fund shall amount to 50% of the paid-in common stock.  Any loss sustained by any bank in excess of its undivided profits may be charged to its surplus account, provided that its surplus funds shall thereafter be reimbursed from its earnings in the manner above provided.  If such surplus fund is reduced below an amount equal to 20% of the common stock, no further dividend shall be declared or paid until such surplus is restored to that amount, and thereafter dividends shall only be declared and paid in the amount and in the manner above provided until such surplus shall be restored to an amount equal to 50% of the common stock.”

Privacy Standards.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLBA) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  Home Federal Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA.  These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Other Consumer Protection Laws and Regulations.  The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject the Banks to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Regulation and Supervision of Home Federal Bancorp

General.  Home Federal Bancorp, Inc., a Maryland corporation and the sole shareholder of Home Federal Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve.  We are required to file quarterly reports with the Federal Reserve and provide additional information as the Federal Reserve may require.  The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.  Home Federal Bancorp is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.

The Bank Holding Company Act.  Under the BHCA, we are supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial distress to the banks.  A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.  The Dodd-Frank Act requires new regulations to be promulgated concerning the source of strength.  Home Federal Bancorp and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between Home Federal Bank and affiliates are subject to numerous restrictions.  With some exceptions, Home Federal Bancorp, and its subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Home Federal Bancorp, or by its affiliates.

Acquisitions.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.  These activities include:  operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Federal Securities Laws.  Home Federal Bancorp’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934 (the Exchange Act).

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with various accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Exchange Act.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules.  The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

Interstate Banking and Branching.  The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state.  The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state.  Nor may the Federal Reserve approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch.  Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks.  Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.  Under the Dodd-Frank Act, the federal banking agencies may generally approve interstate de novo branching.

Dividends.  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Home Federal Bancorp is under no such restriction. Additionally, while the Company was not profitable in fiscal years 2009, 2010, and 2011, the Company has sufficient excess capital above the regulatory requirements to be considered “Well Capitalized” and has continued to pay dividends to shareholders during those periods.

Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.  The guidelines require that a company’s total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.  As of September 30, 2011, Home Federal Bancorp’s total risk-based capital was 41.26% of risk-weighted assets and its Tier 1 (core) capital was 39.99% of risk-weighted assets.

Stock Repurchases.  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.   We repurchased 708,182 shares of our common stock during the 2011 fiscal year, and at September 30, 2011, have authorization to repurchase an additional 900,000 shares.

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

Net Operating Loss Carryovers. At September 30, 2011, Home Federal Bank had no net operating loss carryforwards or carrybacks for federal income tax purposes.

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

CELC is subject to property and income taxes in approximately 40 states where it conducts business.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

	Age as of September 30, 2011
		Position
Name		Company	Bank

Len E. Williams	52	Director, President and Chief Executive Officer	Director, President and Chief Executive Officer

Eric S. Nadeau	40	Executive Vice President, Treasurer, Secretary, and Chief Financial Officer	Executive Vice President, Treasurer, Secretary, and Chief Financial Officer

R. Shane Correa	45		Executive Vice President, Chief Banking Officer

Cindy L. Bateman	50		Executive Vice President, Chief Credit Officer

Mark C. Johnson	55		President, Western Oregon Region

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

Eric S. Nadeau joined the Company in June 2008 as Executive Vice President, Treasurer, Corporate Secretary and Chief Financial Officer of Home Federal Bancorp, Inc., and Home Federal Bank. He was most recently employed by Camco Financial Corporation in Cambridge, Ohio, as its Chief Financial Officer. From January 2003 until February 2006 he was the Chief Financial Officer of Ohio Legacy Corp, and its subsidiary, Ohio Legacy Bank, N.A. His previous experience includes financial management positions with telecommunications and construction equipment companies. Mr. Nadeau was employed by Crowe Horwath from 1993 to 1998 where he provided audit, tax and consulting services to financial institutions in the Midwest. Mr. Nadeau is a certified public accountant and received his Bachelor of Science in Business Administration from the Richard T. Farmer School of Business at Miami University in Oxford, Ohio. Mr. Nadeau serves on the Board of Directors of the Boise Philharmonic Orchestra.

R. Shane Correa is the Chief Banking Officer for Home Federal Bank.  Mr. Correa was President of the Central Oregon Region of Home Federal Bank until his appointment in September 2010.  Mr. Correa previously served as Executive Vice President and Chief Banking Officer of Columbia River Bank (CRB) from September 2004 until he joined Home Federal in March 2010. He joined CRB in July 1998, and served in various leadership positions throughout Central and North Central Oregon prior to his appointment as Chief Banking Officer. Prior to CRB, Mr. Correa spent 10 years with U.S. Bank in various management positions. Mr. Correa holds a B.S. degree in Agricultural Business Management from Oregon State University and is a graduate of Western School of Bank Management. He has 21 years of banking experience. Mr. Correa’s professional affiliations have included the Bend Rotary Club, Deschutes County United Way Board and Greater Eastern Oregon Development Corporation.

Cindy L. Bateman is Executive Vice President and Chief Credit Officer of Home Federal Bank. Ms. Bateman joined Home Federal Bank in March 2007. Ms. Bateman was previously employed by Key Bank from 2002 until 2007 having served as Senior Vice President and District Business Leader. Having started her career with First Security Bank of Idaho in 1983 in the Management Training program, she has held various positions in Credit Administration and Commercial and Business Banking. Ms. Bateman holds a B.B.A. in Finance from Idaho State University and an M.B.A. from the University of Washington. She currently serves on the Advisory Board of the Idaho Shakespeare Festival and formerly served as a director of Financial Women International.

Mark C. Johnson is President of the Western Oregon Region of Home Federal Bank and oversees the commercial team, including commercial loan officers and the Bank’s commercial cash management deposit products.  Mr. Johnson joined Home Federal Bank as President, Western Oregon Region in November 2010 and assumed an expanded leadership role for company-wide commercial banking and treasury management activities in October 2011.  With over 30 years of experience in commercial banking, primarily in Western Oregon, he previously served as Senior Vice President of Sterling Savings Bank from 2003 to 2010 in the roles of Commercial Banking Director, Regional Commercial Banking Director and Corporate Banking Team Leader.  He also worked at Wells Fargo Bank and US Bank in various production and leadership positions.  Mr. Johnson received his B.A. in Business Administration from Western State College of Colorado, and is active in the local community including the Eugene Chamber of Commerce Finance Committee and United Way of Lane County Financial Services Committee.  In addition, he was previously active in leadership positions in Junior Achievement of Western Oregon, the National Kidney Foundation of Oregon and Washington, and served as a founding director of Emerald Valley Youth Track Club.

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

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	we may increase our allowance for loan losses;
•	demand for our products and services may decline;
•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and
•	the amount of our low-cost or noninterest bearing deposits may decrease.

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

If we do not successfully execute our acquisition growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill or core deposit intangible had been impaired, that conclusion would result in an impairment charge to us, which would adversely affect our results of operations. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or that we will successfully manage our growth. Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could adversely affect us.

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

•
the acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal adverse effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful. These risks are present in our recently completed FDIC-assisted transactions; and

•
to finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.

We have completed two acquisitions during the past two fiscal years that enhanced our rate of growth.  We may not be able to continue to sustain our past rate of growth or to grow at all in the future. Although we expect our net interest income will increase following an acquisition, we also expect our general and administrative expenses and consequently our efficiency ratio will also increase, as in the case of our recent acquisitions.  Ultimately, we would expect our efficiency ratio to improve; however if we are not successful in our integration process, this may not occur, or may occur at a slower rate than originally anticipated, and our acquisitions may not be accretive to earnings in the short or long-term.

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

We are highly dependent on key individuals and a number of the members of executive and senior management have been with the Company for five years or less.

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

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	actions by institutional shareholders;
•	fluctuations in the stock price and operating results of our competitors;
•	general market conditions and, in particular, developments related to market conditions for the financial services industry both domestically and internationally;
•	proposed or adopted regulatory changes or developments;
•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or
•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility in recent years.  As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, or other factors. Market volatility during the past couple of years is unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

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

We have been increasing, and intend to continue to increase, our origination of commercial and multifamily real estate loans and commercial business loans in the future.  The credit risk related to these types of loans is considered to be greater than the risk related to one-to-four family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions.

Several of our borrowers have more than one commercial real estate loan outstanding with us and commercial real estate loans tend to have larger balances than one-to-four family residential loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.  Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one-to-four family residential mortgage loan because there are fewer potential purchasers of the collateral.  Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans.  Any increase to our allowance for loan losses would adversely affect our earnings.  In  addition,  these  loans generally  carry  larger  balances  to single  borrowers  or  related  groups of borrowers  than one-to-four family  loans.  Any delinquent payments or the failure to repay these loans would hurt our earnings.

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate.  Continued deterioration in the real estate markets or other segments of our loan portfolio could lead to additional losses, which could have a material negative effect on our financial condition and results of operations.

As a result of increased levels of residential and commercial loan delinquencies and declining real estate values, which reduce the customer’s borrowing power and the value of the collateral securing the loan, we have experienced increasing levels of charge-offs and provisions for loan losses. Continued increases in delinquency levels or continued declines in real estate values, which cause our loan-to-value ratios to increase, could result in additional charge-offs and provisions for loan losses. This could have a material negative effect on our business and results of operations.

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

We make land purchase, lot development and real estate construction loans to individuals and builders, primarily for the construction of residential properties and, to a lesser extent, commercial and multifamily real estate projects. We will originate these loans whether or not the collateral property underlying the loan is under contract for sale. Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes.

Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the finished project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, our estimates with regard to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness.  This risk has been compounded by the current slowdown in both the residential and the commercial real estate markets, which has negatively affected real estate values and the ability of our borrowers to liquidate properties or obtain adequate refinancing.  If our estimate of the value of a project at completion proves to be overstated, we may have inadequate security for repayment of the loan and we may incur a loss. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences.

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

Our lease loans entail many of the same types of risks as our commercial business loans. As with commercial business loans, the collateral securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan.

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

We are currently subject to extensive regulation, supervision and examination by the Idaho Department of Finance, the Federal Deposit Insurance Corporation and the Federal Reserve Board. Such regulators govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  Financial reform legislation, entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), has been enacted by Congress is changing and will continue to change the banking regulatory framework, creating an independent consumer protection bureau that has assumed the consumer protection responsibilities of various federal banking agencies, and established more stringent capital standards for banks and bank holding companies.  The legislation has also resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies.  Any further changes in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

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

The Dodd-Frank Act created a new consumer financial protection bureau that has the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this bureau could result in new regulatory requirements and raise the cost of regulatory compliance.  The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on our competitors’ responses, this change could materially increase our interest expense.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us.  However, compliance with this law and its implementing regulations is expected to result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

Continued deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses of our investment in Federal Home Loan Bank stock.

At September 30, 2011, we owned $17.7 million of stock of the FHLB of Seattle. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and is subject to impairment testing.  The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock.  However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. In addition, in October 2010, the FHLB received a consent order from the FHFA.  Management has reviewed the impact of this consent order, and continues to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle, the Federal Reserve Bank of San Francisco (FRB) and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general.  These factors include, among others, a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Idaho or Oregon markets where our loans are concentrated or adverse regulatory action against us.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If that happens, our financial condition, results of operations, growth and future prospects could be materially adversely affected.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.

The United States economy remains weak and unemployment levels are high.  A prolonged recession, especially one affecting our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession beginning in 2008, which effects have continued through 2011.  Recent growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak United States economy and high unemployment rates.  In addition, the value of real estate collateral supporting many commercial loans and home mortgages has declined and may continue to decline, increasing the risk that we would incur losses if borrowers default on their loans.

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

Due to the costs of resolving the increasing numbers of bank failures in 2008 and 2009, on May 22, 2009, the FDIC adopted a final rule levying a five basis point special insurance premium assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.  In addition, the FDIC increased the general assessment rate and, therefore, our federal deposit general insurance premium expense will increase compared to prior periods.

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

The Bank is subject to a variety of legal proceedings that have arisen in the ordinary course of its business. In the current economic environment the Bank’s involvement in litigation has increased significantly, primarily as a result of defaulted borrowers asserting claims in order to defeat or delay foreclosure proceedings. The Bank believes that it has meritorious defenses in legal actions where it has been named as a defendant and is vigorously defending these suits. Although management, based on discussion with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Bank, there can be no assurance that a resolution of any such legal matters will not result in significant liability to the Bank nor have a material adverse impact on its financial condition and results of operations or the Bank’s ability to meet applicable regulatory requirements. Moreover, the expenses of pending legal proceedings will adversely affect the Bank’s results of operations until they are resolved. There can be no assurance that the Bank’s loan workout and other activities will not expose the Bank to additional legal actions, including lender liability or environmental claims.

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

In connection with the enactment of the Sarbanes-Oxley Act of 2002 (Act) and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management’s assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. If we fail to identify and correct any deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could materially adversely affect our business, financial condition and results of operations, the trading price of our common stock and our ability to attract additional deposits.

Failure to comply with the terms of the loss share agreements with the FDIC may result in significant losses.

In connection with the CFB and LibertyBank Acquisitions, Home Federal Bank entered in to loss sharing agreements with the FDIC that significantly reduces the Bank’s credit loss exposure. Losses on covered assets in the CFB Acquisition are indemnified by the FDIC at the rate of 80% on the first $34 million of losses and at a rate of 95% after that. Losses on covered assets in the LibertyBank Acquisition are indemnified by the FDIC at a rate of 80%.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2011, we conducted business from 33 full service banking offices. 18 of the locations are owned (four of which are scheduled to close during approximately the next three months), 13 locations are leased (two of which is scheduled to close during approximately the next three months) and two locations are owned with the land being leased. At September 30, 2011, the net book value of our investment in properties and equipment was $32.7 million. The net book value of the data processing and computer equipment utilized by us at September 30, 2011 was $1.7 million.

The following table sets forth certain information relating to our offices as of September 30, 2011:

Location	Leased or Owned	Lease Expiration Date	Square Footage

ADMINISTRATIVE OFFICES:
Main Administration (1) 500 12th Ave S Nampa, ID 83651	Owned	n/a	35,514

Western Oregon Administration 78 Centennial Loop Eugene, OR 97401	Leased	March 2021	10,000

Portland Loan Administration 10121 SE Sunnyside Clackamas, OR 97015	Leased	August 2012	500

CELC Administration 355 Goodpasture Island Rd, Ste 200 Eugene, OR 97401	Leased	December 2012	2,515

BRANCH OFFICES:
Ustick Marketplace 3630 N Eagle Rd Boise ID 83713	Owned	n/a	3,500

Parkcenter 871 E Parkcenter Blvd Boise, ID 83706	Owned	n/a	5,500

Ustick (2) 10440 W Ustick Boise, ID 83706	Owned	n/a	5,000

Downtown Boise 800 W State St Boise, ID 83703	Leased	August 2012	3,500

Garden City (2) (3) 7319 W State St Boise, ID 83714	Leased	August 2012	695

Karcher 1820 Caldwell Blvd Nampa, ID 83651	Owned	n/a	4,900

Caldwell 923 Dearborn Caldwell, ID 83605	Owned	n/a	5,844

Meridian 55 E Franklin Rd Meridian, ID 83642	Owned	n/a	5,000

Silverstone 3405 E Overland Rd Meridian, ID 83642	Owned	n/a	20,000

Mountain Home 400 N 3rd E Mountain Home, ID 83647	Owned	n/a	3,600

Location	Leased or Owned	Lease Expiration Date	Square Footage

Eagle 100 E Riverside Dr Eagle, ID 83616	Owned	n/a	5,500

Bend North 20365 Empire Ave Bend, OR 97702	Owned	n/a	3,815

Bend Mill Quarter (2) 606 NW Arizona Ave Bend, OR 97701	Owned	n/a	6,500

Bend South 61379 S Hwy 97 Bend, OR 97701	Building Owned Land Leased	July 2038	4,394

Bend West 200 SW Century Dr Bend, OR 97702	Leased	November 2021	3,600

Bend Greenwood 671 NE Greenwood Bend, OR 97701	Leased	August 2012	2,600

Bend Downtown 805 NW Bond St Bend, OR 97701	Leased	February 2016	5,128

Redmond 821 SW 6th St Redmond, OR 97756	Owned	n/a	7,800

Prineville 555 NW Third Prineville, OR 97754	Owned	n/a	12,860

Terrebonne (2) 8222 N Hwy 97 Terrebonne, OR 97760	Leased	August 2012	2,800

Madras 1150 SE Hwy 97 Madras, OR 97741	Owned	n/a	4,500

LaPine (2) 51366 South Hwy 97 LaPine, OR 97739	Owned	n/a	3,500

Eugene Coburg 1585 Coburg Rd Eugene, OR 97401	Owned	n/a	4,770

Eugene West 3540 West 11th Ave Eugene, OR 97402	Building Owned Land Leased	March 2037	3,822

Eugene Downtown 899 Pearl Street Eugene, OR 97401	Leased	February 2036	16,140

Eugene Santa Clara 25 Division Ave Eugene, OR 97404	Leased	March 2044	3,993

Location	Leased or Owned	Lease Expiration Date	Square Footage

Springfield Gateway 1008 Harlow Rd Springfield, OR 97501	Leased	July 2038	5,191

Medford North 1000 Biddle Rd Medford, OR 97504	Leased	February 2026	3,950

Medford South 295 E Barnett Rd Medford, OR 97501	Leased	December 2038	4,480

Grants Pass Downtown 660 SE 7th St Grants Pass, OR 97526	Leased	February 2013	2,464

Grants Pass South 590 Union Ave Grants Pass, OR 97527	Leased	June 2015	3,708

(1)	Includes a full-service branch.
(2)	Per the Company’s announcement on September 28, 2011, this branch is scheduled to be closed within approximately the next three months.
(3)	Walmart location.

Item 3. Legal Proceedings

From time to time we are involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation, nor do we expect any material impact on our financial position, results of operations or cash flows.

Item 4. Removed and Reserved

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Home Federal Bancorp’s common stock is currently listed on the NASDAQ Global Market under the symbol “HOME,” and there is an established market for such common stock. As of November 29, 2011, there were approximately 867 stockholders of record, excluding persons or entities that hold stock in nominee or “street name” accounts with brokers.

The following table sets forth the high and low closing trading prices for Home Federal Bancorp common stock, as reported by The Nasdaq Stock Market LLC, and cash dividends paid for each quarter during the fiscal years ended September 30, 2011 and 2010:

Period	High	Low	Cash Dividends Paid

Fiscal Year Ended September 30, 2011
Quarter ended December 31, 2010	$13.41	$10.64	$0.055
Quarter ended March 31, 2011	12.74	10.46	0.055
Quarter ended June 30, 2011	12.15	10.24	0.055
Quarter ended September 30, 2011	11.76	7.79	0.055

Fiscal Year Ended September 30, 2010
Quarter ended December 31, 2009	$13.47	$11.26	$0.055
Quarter ended March 31, 2010	14.51	12.65	0.055
Quarter ended June 30, 2010	16.03	12.63	0.055
Quarter ended September 30, 2010	13.44	12.01	0.055

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

Dividend payments by us may depend upon dividends received by the Company from the Bank. Under federal regulations, the amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12, of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about purchases of common stock by the Company during the quarter ended September 30, 2011:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1 – July 31, 2011	--	$--	--	259,900
August 1 – August 31, 2011	133,182	10.15	133,182	126,718
September 1 – September 30, 2011	--	--	--	900,000

On September 28, 2011 the Company announced a stock repurchase of up to 900,000 shares of its outstanding common stock, inclusive of all remaining shares from previously announced repurchase plans.  No shares have been purchased under this stock repurchase plan.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Russell 2000 Index and the SNL Bank Index. Stock prices prior to December 19, 2007, the effective date of the Conversion, relate to old Home Federal Bancorp. The CFB Acquisition and the LibertyBank Acquisition have significantly changed the composition of Home Federal Bank’s assets and liabilities and management is committed to further transformation of Home Federal Bank to a commercial community bank. As a result, the Company believes that the SNL Bank Index best reflects the performance of Home Federal Bancorp, Inc, compared to similarly-structured institutions and no longer includes the SNL Thrift Index in the performance graph. The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in Home Federal Bancorp’s common stock and each index was $100 on September 30, 2006. Historical stock prices are not necessarily indicative of future stock performance.

Total Return Performance
125
100
75
50
25
0
Index Value
9/30/06
9/30/07
9/30/08
9/30/09
9/30/10
9/30/11
Home Federal Bancorp, Inc.
Russell 2000
SNL Bank

	Period Ended
Index	09/30/06	09/30/07	09/30/08	09/30/09	09/30/10	09/30/11
Home Federal Bancorp, Inc.	100.00	86.78	96.26	88.19	95.58	62.72
Russell 2000	100.00	112.34	96.07	86.90	98.50	95.02
SNL Bank Index	100.00	97.36	71.02	49.77	45.19	35.68

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

	At September 30,
	2011	2010	2009	2008	2007
FINANCIAL CONDITION DATA:	(in thousands)

Total assets	$1,177,228	$1,482,861	$827,899	$725,070	$709,954
Investment securities, available-for-sale	380,847	275,180	169,320	188,787	162,258
Loans receivable, net (1)	468,213	621,010	510,629	459,813	480,118
Loans held for sale	2,088	5,135	862	2,831	4,904
Total deposits	959,509	1,189,662	514,858	372,925	404,609
FHLB advances and other borrowings	4,892	67,622	84,737	136,972	180,730
Stockholders’ equity	194,654	205,088	209,665	205,187	112,637

	Year Ended September 30,
	2011	2010	2009	2008	2007
OPERATING DATA:	(in thousands, except share and other data)

Interest and dividend income	$51,067	$37,534	$35,827	$40,583	$42,638
Interest expense	9,068	10,355	11,977	17,935	21,336
Net interest income	41,999	27,179	23,850	22,648	21,302

Provision for loan losses	11,396	10,300	16,085	2,431	409
Net interest income after provision for loan losses	30,603	16,879	7,765	20,217	20,893

Noninterest income	15,045	16,679	9,291	10,490	11,281
Noninterest expense	53,509	40,843	28,971	24,439	23,636
Income (loss) before income taxes	(7,861)	(7,285)	(11,915)	6,268	8,538

Income tax expense (benefit)	(3,232)	(2,889)	(4,750)	2,263	3,267
Income (loss) before extraordinary item	(4,629)	(4,396)	(7,165)	4,005	5,271
Extraordinary item:
Gain on acquisitions, net of tax	--	305	15,291	--	--
Net income (loss)	$(4,629)	$(4,091)	$8,126	$4,005	$5,271

Earnings (loss) per share (EPS)(2):
Basic EPS before extraordinary item	$(0.30)	$(0.28)	$(0.46)	$0.25	$0.32
Basic EPS of extraordinary item	--	0.02	0.97	--	--
Basic EPS after extraordinary item	(0.30)	(0.26)	0.51	0.25	0.32

Diluted EPS before extraordinary item	(0.30)	(0.28)	(0.46)	0.25	0.31
Diluted EPS of extraordinary item	--	0.02	0.97	--	--
Diluted EPS after extraordinary item	(0.30)	(0.26)	0.51	0.25	0.31

Dividends declared per share(2):	0.22	0.22	0.22	0.21	0.19

	At September 30,
OTHER DATA:	2011	2010	2009	2008	2007
Number of:
Real estate loans outstanding	3,594	3,425	2,404	2,443	2,967
Deposit accounts	95,515	107,344	97,893	66,366	68,874
Full service offices	33	37	23	15	15

(1)	Net of allowance for loan losses, loans in process and deferred loan fees.
(2)	Earnings per share and dividends declared per share have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on December 19, 2007.

	At or For the Year Ended September 30,
	2011	2010	2009	2008	2007
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	(0.35)%	(0.40)%	1.12%	0.54%	0.71%
Return on average equity (2)	(2.29)	(1.85)	4.01	2.16	4.75
Dividend payout ratio (3)	(74.03)	(84.33)	42.53	74.56	23.52
Equity-to-assets ratio (4)	15.11	21.87	27.98	24.94	14.94
Interest rate spread (5)	3.35	2.70	2.69	2.25	2.40
Net interest margin (6)	3.51	3.09	3.50	3.21	3.03
Efficiency ratio (7)	93.80	93.13	87.42	73.75	72.46
Noninterest income/operating revenue (8)	26.37	38.03	28.03	31.70	34.40
Average interest-earning assets to average interest-bearing liabilities	121.51	133.44	146.02	137.83	120.71
Noninterest expense as a percent of average total assets	4.00	4.03	4.00	3.28	3.17

Capital Ratios (9):
Tier 1 capital (leverage) to average assets	11.54%	10.12%	19.61%	21.66%	13.56%
Tier 1 capital to risk-weighted assets	30.78	27.61	33.57	32.18	20.69
Total capital to risk-weighted assets	32.05	28.88	34.89	32.84	21.38

Asset Quality Ratios:
Nonperforming noncovered loans as a percentage of noncovered loans	3.94%	2.64%	2.93%	2.14%	0.32%
Nonperforming assets as a percentage of total assets, including covered assets	4.08	4.42	6.87	1.46	0.29
Allowance for loan losses on noncovered loans as a percentage of noncovered loans	2.81	3.24	3.20	0.98	0.62
Allowance for loan losses on noncovered loans as a percentage of nonperforming noncovered loans	71.26	122.74	101.19	46.04	195.17
Net charge-offs on noncovered loans as a percentage of average noncovered loans outstanding during the period	1.09	2.51	1.82	0.18	0.04

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends paid to stockholders, excluding shares held by Home Federal MHC, divided by net income.
(4)	Average equity divided by average total assets.
(5)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(6)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.
(7)	Noninterest expense divided by the sum of net interest income and noninterest income.
(8)	Operating revenue is defined as the sum of net interest income and noninterest income.
(9)	The capital ratios presented here are for Home Federal Bank, and not the Company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	changes in general economic conditions, either nationally or in our market areas;
•	changes in the levels of general interest rates, and the relative differences between short-term and long-term interest rates, deposit interest rates, our net interest margin and funding sources;
•	risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar;
•	fluctuations in the demand for loans, the number of unsold homes, properties and fluctuations in real estate values in our market areas;
•
results of examinations by the Federal Reserve Board and our bank subsidiary by the Federal Deposit Insurance Corporation (FDIC) and the Idaho Department of Finance or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings and could increase our deposit premiums;

•
legislative or regulatory changes, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and its implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles or the  interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;
•	further increases in premiums for deposit insurance;
•	our ability to realize the residual values of our leases;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including the Community First Bank and LibertyBank transactions described in this report, or may in the future acquire from our merger and acquisition activities into our operations, our ability to retain clients and employees and our ability to realize related revenue synergies and cost savings within expected time frames, or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;

•	the possibility that the expected benefits from the FDIC-assisted acquisitions will not be realized;

•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets and the value of our investment securities;
•	the inability of key third-party providers to perform their obligations to us;
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed from time to time in our filings with the SEC, including this 2011 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.  Such developments could have an adverse impact on our financial position and our results of operations.

Some of these and other factors are discussed in this Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in this document and in the documents incorporated by reference herein. Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this annual report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2012 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

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

Our operating expenses consist primarily of compensation and benefits, occupancy and equipment, data processing, marketing, postage and supplies, professional services and deposit insurance premiums. Compensation and benefits consist primarily of the salaries and wages paid to our employees, non-cash expense related to our employee stock ownership plan (ESOP), payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. See “Item 1A. Risk Factors" in this Annual Report on Form 10-K for additional discussion on the risks we face related to these items.

We entered into two purchase and assumption agreements with the FDIC to purchase certain assets and assume certain liabilities of Community First Bank, Prineville, Oregon, and LibertyBank, Eugene, Oregon, on August 7, 2009, and July 30, 2010, respectively. The acquisitions increased our total assets by $880 million, based on the fair value of assets purchased on the acquisition dates. These acquisitions have been reported on a prospective basis in the accompanying financial statements. Where appropriate in this discussion and analysis, we have attempted to provide detail on the impact of the acquisitions on our financial statements for the years prior to fiscal 2010.

Nearly all loans, leases and real estate owned acquired in both FDIC-assisted transactions are covered under FDIC loss-sharing agreements which significantly reduce the Company’s credit loss exposure. We refer to these assets as “covered assets.”  Loans and REO in the Bank’s organic operations are referred to as “noncovered assets.”  We expect to recover 80% of losses and certain expenses associated with the covered assets of Community First Bank on the first $34 million of losses. After that, we expect to recover 95% of losses and expenses on those covered assets. We expect to recover 80% of losses and certain expenses associated with the covered assets of LibertyBank.

OVERVIEW

While we did not consummate an acquisition during fiscal year 2011, we nonetheless continued to build a scalable operating platform that can accommodate additional acquisitions. We started the fiscal year on a new core operating system after converting our legacy Idaho Region and the operating system assumed in the CFB Acquisition in August 2010. We completely rebuilt our information technology infrastructure and converted the LibertyBank operating system to our new platform in March 2011. While our information technology, credit, accounting and executive offices remain in Nampa, Idaho, we transferred our bank operations to Eugene, Oregon under the direction of a new Senior Vice President of Bank Operations. These activities include loan and deposit operations and electronic banking services. We believe these initiatives, while expensive and inwardly-focused, were necessary in order to ensure efficient integration of the operations of future acquisitions.

We have been diligent and very selective in our pursuit of acquisition opportunities. The FDIC-assisted acquisition of the assets and liabilities of LibertyBank was attractive to us for a variety of reasons. The acquisition nearly doubled our total assets, with the estimated fair value of assets acquired totaling $691 million at the acquisition date. It increased our deposit market share in Central Oregon where we recently developed a presence through the CFB Acquisition. The Bank also benefitted with new lending markets in Portland, Eugene, Grants Pass and Medford, Oregon, which diversifies our footprint beyond the economically stressed communities of Bend, Oregon and Boise, Idaho. Both of these acquisitions included loss sharing agreements on nearly all of the purchased loans, leases and REO.

While we believe the LibertyBank Acquisition will increase the Company’s long-term earnings potential, fiscal year 2010 and 2011 expenses were higher than expected as we incurred significant costs to consummate the acquisition and we did not centralize our back office operations, particularly information technology systems, until May 2011. Additionally, the LibertyBank Acquisition resulted in a significant increase in cash due to the excess of liabilities assumed over assets purchased and the retention by the FDIC of approximately $297 million of loans in the LibertyBank portfolio. This significant increase in cash balances put pressure on our net interest margin and will continue to do so until we have successfully deployed all of this cash received in the acquisition into loans.

In the fourth quarter of fiscal year 2011, we announced a number of key initiatives that we believe will accelerate the Company’s return to profitability. The net impact of these initiatives described below reduced pre-tax income from operations by approximately $3.5 million for the fiscal year ended September 30, 2011, but we believe the result will be a reduction in operating expenses of approximately $3.6 million over the next twelve months. The following items summarize key initiatives we implemented during the fourth quarter of fiscal year 2011:

•
We merged the Home Federal Bank 401(k) Plan and the Home Federal Bancorp, Inc., Employee Stock Ownership Plan (ESOP) into the Home Federal 401(k) Plan and Employee Stock Ownership Plan (KSOP) and will refinance the ESOP loans, which we estimate will reduce pre-tax compensation expense by approximately $700,000 annually.

•
We extinguished all outstanding debt with the FHLB of Seattle, which resulted in a prepayment penalty of $2.0 million, pre-tax, but will reduce interest expense in fiscal years 2012 and 2013 by $1.5 million and $600,000, respectively.

•
The Bank sold $28.2 million of mortgage-backed securities that were at high-risk of prepayment by borrowers, which would have resulted in negative returns due to the acceleration of premium amortization. The pre-tax gain on the sale of securities totaled $607,000 during the quarter.

•
We will close five branches between October 1, 2011, and January 5, 2012, and we closed our Portland branch in September 2011. Three branches are located in Terrebonne, Bend and LaPine in Oregon and two branches are located in Idaho, including the Bank’s only remaining Walmart in-store branch. Rent termination penalties totaled approximately $60,000 and the impairment charge related to owned facilities totaled $1.4 million, pre-tax.

•	We flattened the organizational chart to improve operating efficiency and reduce noninterest expense.
•
The Bank will change the delivery channel of its mortgage program by exiting the secondary market model and entering into an agreement with an indirect third party origination broker. The Bank will continue to offer residential mortgage loans, but generally will not originate them directly.

•	The Board of Directors of the Company approved the repurchase of up to 900,000 shares of the Company’s common stock through September 30, 2012.

We monitor the performance of our branches and we analyze market growth opportunities, current market share, and client transaction levels in determining underperforming branches. These reviews identified branches in Portland, Terrebonne, Bend and LaPine, Oregon and two branches in Boise, Idaho, including the Bank's only remaining Walmart in-store branch, as those branches least likely to provide profitable returns in the long-term. As a result, we have scheduled the closure of these branches between October 1, 2011 and January 5, 2012, and will transition clients to our nearest existing branch upon closure.

Since 2006, we have originated residential mortgage loans primarily for sale in the secondary market with servicing released to investors. In December 2008, we sold all of our remaining servicing rights to a third party. Starting in November 2011, the Bank will refer nearly all of its residential mortgage loan applications through a third party originator that will underwrite and close the mortgage funding for the Bank's clients. While we may choose to directly originate some residential mortgage loans from time to time, we currently expect very few residential mortgage loans will be originated by the Bank for its portfolio or for sale in the secondary market under this new model. While compensation expense will be reduced due to the elimination of mortgage loan officer positions, we will also experience a reduction in income with the new delivery model since gains on loan sales will no longer be recorded. However, we believe compensation and expense reductions will exceed income reduction, improving overall profitability starting in the second quarter of fiscal year 2012.

The following list summarizes additional key strategic initiatives undertaken by management and factors affecting performance of the Company during fiscal year 2011:

•	We hired a seasoned Region President for Western Oregon, who also leads all commercial banking initiatives across all regions. We also hired a new commercial banking team in our Western Oregon Region.
•	We continued to execute our strategy to increase core deposits and reduce reliance on high-cost certificates of deposit and borrowings.
•	Noncovered nonperforming loans increased $3.2 million from September 30, 2010, and totaled 3.94% of noncovered loans.
•	Economic conditions in our primary markets continued to be distressed as a result of rising unemployment, bankruptcies and foreclosures and declining real estate values.
•	Net interest margin net interest income increased due to higher balances of earning assets and improved performance of loans purchased in the LibertyBank Acquisition;
•	Changes in overdraft regulations significantly reduced fee income;
•	The Company maintained its strong capital position with a total risk-based capital ratio of 41.26% and a Tier-1capital ratio of 14.91% at September 30, 2011.

As noted above, nearly all of the loans and REO purchased in the CFB Acquisition and the LibertyBank Acquisition are covered by loss sharing agreements between the FDIC and Home Federal Bank which affords the Bank significant protection.  Under the loss sharing agreements, Home Federal Bank will share in the losses on assets covered under the agreement. In this discussion and analysis, we refer to loans and REO subject to the loss sharing agreements as “covered loans” and “covered REO” (collectively referred to as “covered assets”).

The acquisition of two failed banks has significantly increased our nonperforming assets and traditional asset quality metrics may not be applicable to our financial statements without further review and scrutiny of our footnote disclosure and our discussion and analysis that accompanies our financial statements. Covered loans totaled $155.0 million and comprised 32.1% of our total loan portfolio at September 30, 2011, which means a significant portion of our loan portfolio has protection against credit losses. While nonperforming loans totaled $24.6 million at September 30, 2011, only $12.9 million related to noncovered loans. Additionally, our allowance for loan losses at September 30, 2011, was $14.4 million with $9.2 million allocated to noncovered loans. The ratio of the allowance for noncovered loans to noncovered loans totaled 2.81%. While we can provide no assurance that additional provisions for loan losses will not be necessary in the future, based on our current estimates and when considered with the loss sharing agreements and the loss indemnification provided under them, we believe we have significant protection and reserves against credit losses at September 30, 2011.

Additionally, we continue to hold excess capital, which we believe provides support against further economic deterioration and loan losses, but also provides a solid foundation for additional growth. The current economic and interest rate environments continue to challenge our organic growth plans. A lack of demand for loans, or more importantly a diminished supply of creditworthy lending opportunities, as well as an increase in residential loan refinancing, limited our ability to increase outstanding organic loan balances. Alternative investments are also unattractive as investment securities offer very low yields within management’s credit and interest rate risk tolerances. Therefore, we intend to continue to seek additional acquisitions that are within our core markets as we believe that acquisitive growth is the best short-term alternative to build an operational and retail structure that will allow us to thrive profitably when the economy recovers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures found elsewhere in this Annual Report on Form 10-K, are based upon the Company’s consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

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

The allowance for loan losses on noncovered originated loans consists of specific reserves allocated to individually reviewed loans and general reserves on al other noncovered originated loans. Commencing in April 2011, we changed our accounting policy for specific allowances on noncovered originated loans in process of foreclosure. Previously, we would maintain a specific reserve on these noncovered impaired loans. Since April 2011, we now treat such deficiencies on loans in process of foreclosure as “Loss” under our credit grading process and the loan balance is charged down to the estimated net recoverable value, which removes the specific reserve previously recorded. A general allowance for loan losses is recorded on loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30. Loans purchased in the CFB Acquisition that are accounted for under ASC 310-30 are partially charged down to the estimated net recoverable value if estimated losses exceed the fair value discount established on the acquisition date. Lastly, an allowance for loans purchased in the LibertyBank Acquisition is not established unless the net present value of cash flows expected to be received for loans in the acquired loan pools become impaired.

The Company also estimates a reserve related to unfunded loan commitments. In assessing the adequacy of the reserve, the Company uses a similar approach used in the development of the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities on the Consolidated Balance Sheets. The provision for unfunded commitments is charged to noninterest expense.

Acquired Loans. Loans acquired in the CFB Acquisition were valued as of the acquisition date in accordance with SFAS No. 141, Business Combinations. At the time of the CFB Acquisition, the Company applied SFAS No. 141, which was superseded by SFAS No. 141(R). The Company was not permitted to adopt SFAS No. 141(R) prior to its effective date, which was October 1, 2009, due to the Company’s fiscal year.  ASC Topic 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans purchased in the CFB Acquisition that were accounted for under ASC 310-30, management determined the value of the loan portfolio based on work provided by an appraiser.  Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates.  Management also estimated the amount of credit losses that were expected to be realized for the loan portfolio primarily by estimating the liquidation value of collateral securing loans on non-accrual status or classified as substandard or doubtful. At September 30, 2011, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of the underlying collateral. Loans purchased in the CFB Acquisition accounted for under ASC 310-30 were not aggregated into pools and are accounted for on a loan-by-loan basis. An allowance for loan losses was established for loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30.

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

Covered Assets.  All of the loans and leases purchased in the CFB Acquisition and the majority of loans purchased in the LibertyBank Acquisition are included under various loss sharing agreements with the FDIC and are referred to as “covered loans.”  Covered loans, and provisions for loan losses, charge offs and recoveries, are reported exclusive of the expected cash flow reimbursements expected from the FDIC. All REO acquired in the CFB Acquisition and the LibertyBank Acquisition are also included in the loss sharing agreements and are referred to as “covered REO.” Covered REO is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered REO status, acquisition date fair value discounts on the related loan are also transferred to covered REO. Fair value adjustments on covered REO result in a reduction of the covered REO carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss to the Bank charged against earnings. The Bank is reimbursed by the FDIC on losses and reimbursable expenses on covered assets purchased in the CFB Acquisition at a rate of 80% on the first $34.0 million of losses and at a rate of 95% on losses thereafter. The Bank is reimbursed by the FDIC on losses and reimbursable expenses on covered assets purchased in the LibertyBank Acquisition at a rate of 80%.

FDIC Indemnification Asset. In conjunction with the CFB Acquisition and the LibertyBank Acquisition, the Bank entered into shared-loss agreements with the FDIC for amounts receivable under the shared-loss agreements. In some cases the FDIC indemnification agreement may be terminated on a loan by loan basis if the Bank renews or extends individual loans. At each acquisition date the Company elected to account for amounts receivable under the loss sharing agreements as an indemnification asset. Subsequent to the acquisitions the indemnification asset is tied to the loss in the covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreements. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted or amortized into noninterest income over the life of the FDIC indemnification asset.

The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. The FDIC indemnification asset will be reduced as losses are recognized on covered assets, if losses in future periods are projected to decline, and loss sharing payments are received from the FDIC. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

Noncovered Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure that are not covered under a loss sharing agreement with the FDIC (noncovered REO) are initially recorded at fair value at the date of foreclosure minus estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The valuation allowance is established based on our historical realization of losses and adjusted for current market trends.

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in ASC Topic 740, Income Taxes. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from depreciation expense, mortgage servicing rights, loan loss reserves, deferred compensation, mark to market adjustments on our available-for-sale securities, and dividends received from the FHLB of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2011 AND 2010

Total assets decreased $305.6 million, or 20.6%, to $1.2 billion at September 30, 2011, from $1.5 billion at September 30, 2010. Total liabilities decreased $295.2 million, or 23.1%, to $982.6 million. These decreases were primarily a result of the maturity and repayment of certificates of deposit in the branches purchased in the LibertyBank Acquisition and due to the repayment of all FHLB borrowings during fiscal year 2011.

Assets. The increases and decreases in total assets were primarily concentrated in the following asset categories (dollars in thousands):

	September 30,		Increase/(Decrease)
	2011	2010	Amount	Percent

Cash and amounts due from depository institutions	$190,734	$416,426	$(225,692)	(54.2)%
Investments available-for-sale, at fair value	380,847	275,180	105,667	38.4
Loans receivable, net of allowance for loan losses	468,213	621,010	(152,797)	(24.6)

Cash and Amounts Due From Depository Institutions. Cash and amounts due from depository institutions declined $225.7 million as excess liquidity, which was derived from the LibertyBank Acquisition, was used to reduce certificates of deposit and FHLB borrowings and to purchase investment securities. Total cash acquired in the LibertyBank Acquisition was $373.1 million in July 2010. Current economic conditions, including the low interest rate environment, are presenting challenges as the number of creditworthy borrowers has decreased substantially and locating medium-term securities that provide an attractive return has also proven difficult. Additionally, we have conserved cash balances as liquidity support for the possible acquisition of troubled institutions that may not have adequate liquidity. Nearly all the amounts due from depository institutions are held at the Federal Reserve Bank of San Francisco in order to minimize our credit risk.

Securities. Securities increased $105.7 million during fiscal year 2011. Our purchases of securities in fiscal 2011, and going forward into 2012, have focused on high-quality investments with an average duration, or average life, of approximately 2.7 years. We have given preference to short and medium-term securities in anticipation of rising interest rates and increases in loan demand in the next 18 to 24 months. Additionally, we intend to mitigate price sensitivity to protect capital if we need to sell significant amounts of securities in the future to increase liquidity.

We continually analyze our investment portfolio and during fiscal year 2011 we identified approximately $28.2 million of securities that evidenced a high risk of prepayment and the possibility of negative book yields due to accelerated amortization of the purchase premiums on those securities if the prepayment speeds accelerated. With the recent rally in the bond market, we ascertained the likelihood of early prepayments and negative yields was now much higher. Therefore, we sold those securities and recorded a pre-tax gain of $607,000.

Most of the Company’s mortgage-backed securities were issued by U.S. Government-sponsored enterprises, primarily Fannie Mae and Freddie Mac. While the U.S. Government has recently affirmed its support for government-sponsored enterprises and the mortgage-backed securities they issued, significant deterioration in the financial strength of Fannie Mae, Freddie Mac or mortgage-backed security insurers may have a material effect on the valuation and performance of the Company’s mortgage-backed securities portfolio in future periods. At September 30, 2011, we held one private label security with a fair value of $325,000 which carried a Moody’s rating of Ba3. Management has reviewed the delinquency status, credit support and collateral coverage of the loans pooled in this security and has concluded it was not other-than-temporarily impaired at September 30, 2011.

Loans and Leases. Loans and leases receivable, net, decreased $152.8 million to $468.2 million at September 30, 2011, from $621.0 million at September 30, 2010, as loans and leases in the portfolio of CELC, the leasing subsidiary of LibertyBank, declined rapidly and the Bank’s one-to-four family residential loan portfolio continues to shrink. Additionally, the workout and foreclosure on nonperforming loans reduced outstanding loan balances, in many cases favorably. Covered loans totaled $155.0 million at September 30, 2011, compared to $269.6 million at September 30, 2010.

Commercial business loans declined $58.3 million, or 53.9% during fiscal year 2011. At September 30, 2011, approximately $19.1 million of the commercial business loans and $2.8 million of leases purchased in the LibertyBank Acquisition were financing agreements that were originated by CELC, and had remaining terms of less than five years. We intend to wind down the operations of CELC and anticipate these balances will be substantially paid off within the next three years. Loans and leases in this portfolio totaled $20.4 million and $49.6 million at September 30, 2011 and 2010, respectively. We also experienced a high level of prepayments on commercial business loans purchased in the LibertyBank Acquisition, including a few commercial loans with balances above $10 million. While many of these commercial business loans were adversely classified during the year, they were loans in a performing status until their refinancing at other institutions.

One-to-four family residential loans declined $31.9 million, or 20.3% during fiscal year 2011. The reduction of one-to-four family residential loans is consistent with our strategy to reduce the portfolio’s concentration in those loans in favor of increasing the mix of commercial and commercial real estate loans in order to improve interest rate sensitivity and net interest margin. We began selling nearly all new one-to-four family loan originations in the secondary market in 2006. The sale of one-to-four family residential real estate loans to investors in the secondary market in connection with our mortgage banking activities requires us to make representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, we may have an obligation to repurchase the assets or indemnify the purchaser against loss. We believe that the potential for significant loss under these arrangements is remote due to our conservative underwriting standards. However, past performance may not be representative of future performance on sold loans and we may experience losses in the future. We recorded losses totaling $65,000 in connection with these arrangements during fiscal year 2010, but no losses were incurred during fiscal year 2011.

Real estate construction loans declined $23.2 million, or 47.8%, during fiscal year 2011, primarily due to the foreclosure and refinancing of covered loans purchased in the FDIC-assisted acquisitions as our noncovered construction portfolios decreased to $14.8 million at September 30, 2011 from $17.4 million at September 30, 2010.

As mentioned earlier, the economic recession has significantly slowed business activity and reduced opportunities to provide commercial lending solutions and our legacy residential loans and equipment leasing and financing portfolios continue to shrink rapidly. As a result, we are concerned that the Bank will not be able to grow the loan portfolio organically through fiscal 2012.

Allowance for Loan Losses. The allowance for loan losses decreased to $14.4 million at September 30, 2011, from $15.4 million at September 30, 2010. At September 30, 2011, we had an allowance of $9.2 million on noncovered loans, an allowance of $3.1 million on covered loans purchased in the CFB Acquisition and an allowance of $2.1 million on loan pools purchased in the LibertyBank Acquisition. Commencing April 1, 2011, we changed our accounting policy for noncovered loans that are in process of foreclosure. Previously, such noncovered impaired loans were allocated a specific reserve within the allowance for loan losses. These specific reserves are now classified by the Company as “Loss” and the loan balance is charged-down, which results in a reduction in the balance of the allowance for loan losses. At September 30, 2011, loan balances classified as loss that were charged-down totaled $1.9 million, which in previous reporting periods have been disclosed in the balance of the allowance for loan losses. The balance of the allowance for noncovered loan losses that has been specifically allocated to individual noncovered loans totaled $1.4 million at September 30, 2011.

The allowance for loan losses on the noncovered loan portfolio was approximately 2.81% of noncovered loans at September 30, 2011, with only $1.4 million of the $9.2 million allowance for losses on noncovered loans specifically allocated to impaired noncovered loans. As noted above, approximately $1.9 million of partial charge downs were made to loans in process of foreclosure at September 30, 2011. Had we not prospectively changed our policy for these loans during fiscal year 2011, the ratio of the noncovered allowance for loan losses to noncovered loans would have been 3.42% at September 30, 2011. Nonperforming noncovered loans totaled $12.9 million at September 30, 2011, compared to $9.7 million at September 30, 2010.

See “Asset Quality” on page 17 of this Form 10-K for additional discussion on the loss sharing agreements and our estimate of losses under the agreement. Page 25 of this Form 10-K discloses the allocation of the allowance for loan losses.

FDIC Indemnification Asset. As part of the purchase and assumption agreements for the acquisitions, we entered into loss sharing agreements with the FDIC.  These agreements cover realized losses on covered assets purchased from the FDIC in the CFB Acquisition and the LibertyBank Acquisition. Losses on covered assets in the CFB Acquisition are indemnified 80% on the first $34.0 million of losses and at a rate of 95% thereafter. LibertyBank covered assets are indemnified at a rate of 80% on all losses on covered assets. The decrease in the FDIC indemnification receivable during fiscal year 2011 was due to the receipt of payments on previous loss claims made to the FDIC and due to the net reduction in estimated future losses on LibertyBank covered assets. At September 30, 2011, the FDIC indemnification receivable for estimated losses on covered assets in the LibertyBank Acquisition totaled $25.2 million. The receivable for estimated losses on covered assets in the CFB Acquisition was $8.6 million at September 30, 2011, compared to $7.1 million at September 30, 2010. Claims for losses on covered assets under the loss sharing agreements in the CFB Acquisition and the LibertyBank Acquisition have totaled $33.5 million and $28.8 million, respectively, since the acquisition dates.

Property and Equipment. Property and equipment increased $4.8 million primarily due to the LibertyBank Acquisition and the implementation of new information technology systems during fiscal year 2011. We did not acquire the branches of LibertyBank at the same time as the closing of the LibertyBank Acquisition. Under the purchase and assumption agreement with the FDIC, we had a 90-day option period after the transaction date, which was July 30, 2010, to review the banking facilities of the failed institution and obtain appraisals of the branches and their contents. In the first quarter of fiscal 2011, we provided the FDIC notice that we did not intend to purchase two of the branches of LibertyBank or assume the lease for LibertyBank’s operations center and that we would assume the remaining banking offices, leases and furniture and equipment of LibertyBank. The cost of the land, buildings, furniture and fixtures purchased in the LibertyBank Acquisition totaled $6.2 million.

We do not intend to construct new banking offices in the near future as population growth in our markets has slowed. Rather, we will seek acquisition opportunities to complement and leverage the Bank’s existing footprint and will consider closing inefficient banking offices in the future. As noted earlier, we closed our Portland, Oregon, office on September 30, 2011, as the lease for that facility matured and we had less than $1.0 million of deposits at that branch. However, we kept one relationship manager in the Portland market to manage the covered loans remaining in that area. We also intend to close three additional Oregon branches in Terrebonne, Bend and LaPine and two branches in Boise, Idaho, including the Bank’s only remaining Walmart in-store branch, between December 15, 2011, and January 5, 2012. The anticipated closure of these branches resulted in accelerated rent and facility impairments of approximately $1.4 million during fiscal year 2011.

Bank Owned Life Insurance. The value of bank owned life insurance increased $412,000 to $12.8 million. The policy premiums are invested in insurance companies which each have a rating of at least ‘A’ by Standard & Poor’s and A.M. Best. We continue to monitor the financial performance, capital levels and financial ratings of the companies that have issued the Bank’s “general account” life insurance policies.

Real Estate and Other Property Owned (REO). REO declined $7.0 million during fiscal year 2011 to $23.4 million due to the sale of foreclosed assets during the year. Covered REO totaled $16.2 million at September 30, 2011, compared to $20.5 million at September 30, 2010. Noncovered REO totaled $7.3 million at September 30, 2011, compared to $10.0 million at September 30, 2010.

Deferred Taxes. As of September 30, 2011, the Company had a net deferred tax asset of $3.9 million compared to a net deferred tax liability of $2.2 million at September 30, 2010. The difference is primarily due to a $6.0 million change in purchase accounting adjustments and a $1.3 million decrease in the deferred tax liability that was recorded in connection with the change in the unrealized gain in available-for-sale securities.  All other items, net, increased $1.4 million during fiscal 2011.

Deposits. Deposits decreased $230.2 million, or 19.3%, to $959.5 million at September 30, 2011, from $1.2 billion at September 30, 2010 primarily due to the planned runoff of higher rate certificates of deposit assumed in the LibertyBank Acquisition. The following table details the changes in total deposit accounts (dollars in thousands):

	September 30,		Increase/(Decrease)
	2011	2010	Amount	Percent

Noninterest-bearing demand	$141,040	$138,300	$2,740	2.0%
Interest-bearing demand	228,315	203,554	24,761	12.2
Money market	177,183	180,454	(3,271)	(1.8)
Health savings accounts	23,032	22,240	792	3.6
Savings	79,640	69,079	10,561	15.3
Certificates of deposit	310,299	576,035	(265,736)	(46.1)

Total deposit accounts	$959,509	$1,189,662	$(230,153)	(19.3)%

Certificates of deposit comprised the majority of the deposit liabilities assumed in the LibertyBank Acquisition. Since we received a significant balance of cash in connection with the LibertyBank Acquisition, we executed a managed reduction in certificates of deposit in the LibertyBank portfolio. As interest rates continued to fall and economic conditions failed to improve during fiscal year 2011, our loan production remained weak, so we reduced our deposit rates to continue to shrink certificates of deposit. As a result, certificates of deposit declined $265.7 million during fiscal year 2011. Despite also lowering interest rates on our core deposits, we had growth in core deposit balances of $35.6 million during fiscal year 2011.

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

Our deposit portfolio includes a concentration of low-cost health savings accounts. Health savings accounts totaled $23.0 million and $22.2 million at September 30, 2011 and 2010, respectively. Most of these accounts are originated through broker relationships throughout the United States. We have limited control over these accounts as they are not local to our operating markets. Additionally, changes in tax law or the structure of health savings accounts could cause the balances to be withdrawn.

Borrowings. FHLB advances and other borrowings decreased $62.7 million to $4.9 million at September 30, 2011, as we prepaid our advances as they matured during the year and, in September 2011, repaid all remaining FHLB advances. As noted earlier, weak loan production and an unattractive interest rate environment assisted with our decision to extinguish our remaining FHLB borrowings before maturity. The prepayment penalty recorded during fiscal year 2011 was $2.0 million, before income taxes.  Other borrowings also include retail repurchase agreements that are collateralized by various investment securities. Repurchase agreements totaled $4.9 million and $8.8 million at September 30, 2011 and 2010, respectively.

Equity. Stockholders’ equity decreased $10.4 million to $194.7 million at September 30, 2011, from $205.1 million at September 30, 2010. The net loss for the year of $4.6 million as well as the payment of dividends of $3.4 million were the primary causes for the decrease in retained earnings in stockholders’ equity. Stockholders’ equity also declined $7.4 million due to the repurchase of 708,182 shares of our common stock during fiscal year 2011. These declines in stockholders’ equity during fiscal 2011 were partially offset by a $2.2 million increase in the unrealized gain on securities available for sale, net of tax, during the year. In September 2011, the Board announced that the Company could repurchase up to an additional 900,000 shares through September 30, 2012. We do not anticipate purchasing shares at a price per share that is higher than the Company’s tangible book value per share, which was $11.92 at September 30, 2011. We believe the preservation of capital is critical to executing our acquisition strategy.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

General. Net loss for the year ended September 30, 2011 was ($4.6 million), or ($0.30) per diluted share, compared to a net loss of ($4.1 million), or ($0.26) per diluted share, for the year ended September 30, 2010. The net loss for the fiscal year ended September 30, 2011, included a number of charges related to strategic initiatives undertaken in the fourth quarter of fiscal year 2011, described earlier in this Management’s Discussion and Analysis (MD&A). The net loss for the fiscal year ended September 30, 2010 included a $3.2 million bargain purchase gain related to the LibertyBank Acquisition.

In addition to results presented in accordance with GAAP, this MD&A contains certain non-GAAP financial measures. We believe certain non-GAAP financial measures provide investors with information useful in understanding the Company’s financial performance; however, readers of this report are urged to review these non-GAAP financial measures in conjunction with the GAAP results as reported.

We believe net income (loss) excluding restructuring items is a useful financial measure because it enables investors to assess the Company’s ability to generate income from core operations. Net income (loss) excluding restructuring items is equal to loss before taxes, decreased for charges and increased by gains related to non-recurring strategic initiatives and income tax expense, as adjusted for the non-recurring items. The following table presents net income excluding restructuring items (non-GAAP) for the periods presented (in thousands):

	Year Ended September 30,
	2011	2010

Loss before income taxes	$(7,861)	$(7,285)
Add:
Prepayment penalty on borrowings	2,007	--
Impairment on branch facilities	1,200	--
Severance costs associated with branch closings and reorganization	250	--
Less:
Bargain purchase gain	--	(3,209)
Loss before income taxes excluding restructuring items and bargain purchase gain	(4,404)	(10,494)

Income tax benefit, as reported	(3,232)	(2,889)
Impact of restructuring items on income tax benefit	1,424	(1,251)
Extraordinary gain, net of tax of $195	--	305
Net loss, excluding restructuring items and bargain purchase gain (non-GAAP)	$(2,596)	$(6,049)

Net loss, as reported (GAAP)	$(4,629)	$(4,091)

The LibertyBank Acquisition was consummated on July 30, 2010, during the fourth quarter of fiscal year 2010. The LibertyBank Acquisition has been incorporated prospectively in the Company’s Consolidated Financial Statements from that date; therefore, year over year results of operations from fiscal year 2010 may not be comparable.

Net Interest Income. Net interest income increased $14.8 million, or 54.5%, to $42.0 million for the year ended September 30, 2011, from $27.2 million for the year ended September 30, 2010. The increase in net interest income was primarily attributable to the increase in net earning assets due to the acquisitions and lower interest expense during fiscal year 2011.  Additionally, net interest margin increased to 3.51% during fiscal 2011 from 3.09% in fiscal 2011 primarily due to the impact of accretable yield on loans purchased in the LibertyBank Acquisition.

The following table sets forth the results of balance sheet growth and changes in interest rates to our net interest income (in thousands). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Year Ended September 30, 2011 Compared to September 30, 2010
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$10,340	$927	$11,267
Loans held for sale	(23)	(2)	(25)
Interest-bearing deposits in other banks	87	163	250
Investment securities	(2,611)	4,652	2,041

Total net change in income on interest-earning assets	$7,793	$5,740	13,533

Interest-bearing liabilities:
Savings deposits	$(208)	$76	(132)
Interest-bearing demand deposits	(445)	350	(95)
Money market accounts	(441)	330	(111)
Certificates of deposit	(1,535)	1,462	(73)
Total deposits	(2,629)	2,218	(411)

FHLB advances	49	(925)	(876)

Total net change in expense on interest-bearing liabilities	$(2,580)	$1,293	(1,287)
Total increase in net interest income			$14,820

Interest and Dividend Income. Total interest and dividend income for the year ended September 30, 2011, increased $13.5 million, or 36.1%, to $51.1 million, from $37.6 million for fiscal year 2010. The increase during the period was primarily attributable to the increase in interest-earning balances purchased in the acquisitions. Interest income on loans was significantly higher in fiscal year 2011 due to the impact of accretable yield on loans purchased in the LibertyBank Acquisition. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes and stems from the discount established at the time these loan portfolios were acquired.

Despite the increase in accretable yield, the Company’s net interest income and net interest margin continues to be reduced by an unfavorable interest-earning asset mix that is heavily weighted toward cash and securities (52.3% of interest earning assets at September 30, 2011). This excess liquidity is primarily the result of the cash received in the LibertyBank Acquisition, which is exacerbated by a weak lending and investing environment. While we expect accretable yield will continue to incrementally increase loan income over the next several quarters, we believe the underlying net interest margin will continue to perform below optimal levels due to the unfavorable asset mix. The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended September 30, 2011 and 2010 (dollars in thousands):

					Increase/
	Year Ended September 30,				(Decrease) in
	2011		2010		Interest and
	Average Balance	Yield	Average Balance	Yield	Dividend Income

Loans receivable, net of deferred fees	$552,111	7.59%	$536,342	5.72%	$11,267
Loans held for sale	1,808	4.13	1,719	4.74	(25)
Interest bearing deposits in other banks	226,246	0.26	156,409	0.21	250
Investment securities, available-for-sale	399,300	2.13	173,930	3.72	2,041
FHLB stock	17,717	--	11,601	--	--

Total interest-earning assets	$1,197,182	4.27%	$880,001	4.27%	$13,533

Interest Expense. Despite a 49.4% increase in average interest-bearing liabilities during fiscal 2011, interest expense decreased $1.3 million, or 12.4%, to $9.1 million for the year ended September 30, 2011. The decrease is primarily attributable to the decline in our cost of funds, which decreased from 1.57% in the prior year to 0.92% in the current year and lower FHLB balances in 2011. These effects were offset somewhat by higher balances of deposits due to organic core deposit growth and the acquisitions. Average interest-bearing liabilities (primarily deposits) increased to $985.3 million during fiscal 2011 from $659.5 million during fiscal 2010.  Fair value adjustments from the CFB and LibertyBank Acquisitions reduced interest expense by $2.9 million during fiscal 2011.

The following table details average balances, cost of funds and the change in interest expense for the years ended September 30, 2011 and 2010 (dollars in thousands):

	Year Ended September 30,
	2011		2010		Decrease in
	Average Balance	Rate	Average Balance	Rate	Interest Expense

Interest-bearing demand deposits	$236,599	0.34%	$131,856	0.68%	$(95)
Savings deposits	77,948	0.22	49,966	0.61	(132)
Money market deposits	176,331	0.45	102,657	0.88	(111)
Certificates of deposit	437,996	1.15	295,716	1.72	(73)
FHLB advances and other borrowings	56,415	4.04	79,264	3.98	(876)

Total interest-bearing liabilities	$985,289	0.92%	$659,459	1.57%	$(1,287)

Approximately $193.8 million of certificates of deposit are scheduled to mature during fiscal year 2012.

Provision for Loan Losses. A provision for loan losses of $11.4 million, including a provision of $10.3 million on covered loans, was recorded in connection with our analysis of losses in the loan portfolio for the year ended September 30, 2011, compared to a provision for loan losses of $10.3 million for fiscal year 2010, which included a $1.1 million provision on covered loans. The estimated indemnifiable portion of the provision for loan losses on covered loans is recorded as an increase to the FDIC indemnification asset and an increase in other income, which totaled $9.3 million and $1.3 million in fiscal years 2011 and 2010, respectively.

We consider the allowance for loans losses at September 30, 2011, to be our best estimate of probable incurred losses inherent in the loan portfolio as of that date based on the assessment of the above-mentioned factors affecting the loan portfolio. While we believe the estimates and assumptions used in the determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income decreased $1.6 million, or 9.8%, to $15.0 million for the year ended September 30, 2011 from $16.7 million for the year ended September 30, 2010. The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Year Ended September 30,		Increase/(Decrease)
	2011	2010	Amount	Percent

Service charges and fees	$9,823	$9,157	$666	7.3%
Gain on sale of loans	849	648	201	31.0
Gain on sale of securities	607	98	509	519.4
Increase in cash surrender value of life insurance	412	423	(11)	(2.6)
FDIC indemnification recovery	9,313	1,276	8,037	629.9
Bargain purchase gain	--	3,209	(3,209)	(100.0)
Accretion (impairment) of FDIC indemnification asset	(4,989)	1,428	(6,417)	(449.4)
Prepayment penalty on borrowings	(2,007)	--	(2,007)	n/a
Other	1,037	440	597	135.7

Total noninterest income	$15,045	$16,679	$(1,634)	(9.8)%

During fiscal 2011, service fees and charges increased $666,000 to $9.8 million with most of the increase attributable to the LibertyBank Acquisition. Checking fee income historically represented a larger percentage of our total revenues than many of our peers due to a deposit strategy implemented many years ago that we no longer pursue. Historically, the Bank focused on high-transaction, low-balance “free checking” accounts that would result in high overdraft fee income. We changed our strategy on deposit aggregation in 2006 to focus on building deeper relationships with our depositors that may result in fewer accounts with higher, more stable balances because we believe relationship-based customers improve the Company’s franchise value and provide a stable, low-cost funding source for loans, which results in higher net interest income. While we began this strategic initiative several years ago, we have retained a significant number of those low-balance, high overdraft free checking accounts.

These new overdraft fee regulations that became effective in the fourth quarter of fiscal 2010 had a significant impact on overdraft fee income in fiscal 2011. In addition to changes in operational processing, customers are now explicitly required to “opt-in” to use our overdraft services on debit card and ATM transactions. We continue to monitor the impact of these changes. While total organic checking account balances were higher in fiscal 2011, fees from overdrafts, excluding the LibertyBank Acquisition, declined $2.5 million, or 54.3%, in fiscal 2011, compared to fiscal 2010. However, the change in checking account composition has had a positive impact on earnings through fewer checking account balance charge offs. Net losses on checking accounts totaled $277,000 in fiscal 2011 compared to $621,000 in fiscal 2010.

Service charges and fees also includes revenue from our non-banking lines of business, including merchant cards and investment services. Before the LibertyBank Acquisition, we referred merchant banking accounts to a third party in exchange for a referral fee. However, in connection with the LibertyBank Acquisition, we changed merchant services providers and hired a staff of salespersons to generate merchant accounts internally as an agent for the third party. Revenue for merchant banking services totaled $607,000 in fiscal 2011 compared to $111,000 in fiscal 2010. However, since this is a new program, personnel and other expenses directly related to the merchant banking program resulted in minimal profitability in fiscal year 2011.  Similarly, we have hired additional personnel to our investment services team since the LibertyBank Acquisition, which has increased compensation expense, but has also increased revenue. In fiscal 2011, commissions on non-deposit product investment services revenue totaled $876,000 compared to $440,000 in fiscal 2010. We believe the profitability of these lines of business will improve as our client base increases and recurring revenues exceed our fixed costs.

Interchange fee income totaled $4.0 million in fiscal 2011, an increase of $922,000 compared to $3.1 million in fiscal 2010. Organically, our interchange fees increased $275,000, or 11.5%. Currently, we do not anticipate the Dodd-Frank Act will have a direct, significant impact on our interchange income as the pricing limits imposed by this legislative action is targeted at financial institutions much larger than the Bank. However, market forces could result in negative pressure on transaction-level fee income as the new price controls are implemented by retailers.

Nonrecurring items recorded in noninterest income include the prepayment penalty on FHLB advances of $2.0 million in fiscal 2011 and a bargain purchase gain of $3.2 million in connection with the LibertyBank Acquisition recorded in fiscal 2010.

Accretable income is recorded on the FDIC indemnification receivable related to the passage of time. If actual and projected future losses are less than previously estimated, the FDIC indemnification asset is reduced by amortizing expense to noninterest income. During the first nine months of fiscal year 2011, the Company accreted $ 1.9 million. During the fourth quarter of fiscal year 2011, we updated our loss estimates and cash flows for the pools of loans purchased in the LibertyBank Acquisition, which resulted in lower loss projections than previously estimated. As a result, we recorded net amortization of the FDIC indemnification asset of $6.9 million. During fiscal year 2010, accretable income totaled $1.4 million. The amortization of the indemnification asset may continue in future quarters but may be highly volatile as our estimates of credit losses and the timing of such losses requires significant judgment and actual results could be material different than our original estimates.

An FDIC indemnification recovery of $9.3 million and $1.3 million were recorded in fiscal years 2011 and 2010, respectively, representing the increase in the FDIC indemnification asset due to a provision for loan losses of $10.1 million and $1.1 million recorded in fiscal years 2011 and 2010, respectively, on covered loans.

Other income includes net gains on the sale of REO of $355,000 in fiscal year 2011 and net losses on the sale of REO of $265,000 in fiscal 2010.  Additionally, other income in fiscal year 2010 includes a recovery of $198,000 on loans that were charged off by LibertyBank prior to our acquisition. These charged-off loans were not included in the loss sharing agreements of the LibertyBank Acquisition; therefore the recovery does not need to be shared with the FDIC and were not recorded as purchase adjustments since the loans were not on the book of LibertyBank on the acquisition date.

Noninterest Expense. Noninterest expense increased $12.7 million, or 31.0%, to $53.5 million for the year ended September 30, 2011, due to the significant increase in operations undertaken with the LibertyBank Acquisition. The LibertyBank Acquisition occurred in July 2010 and added 13 branches. Additionally, we maintained two core operating platforms until March 2011 when the LibertyBank core conversion was completed and two operations teams until May 2011 when our operations tasks and personnel were consolidated in Eugene, Oregon. Therefore, we incurred significant compensation, data processing and professional services expenses during most of fiscal year 2011 to complete the operational integration. We believe noninterest expense should decrease significantly in future periods now that the integration projects are nearly complete.

The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Year Ended September 30,		Increase/(Decrease)
	2011	2010	Amount	Percent

Compensation and benefits	$28,135	$20,562	$7,573	36.8%
Occupancy and equipment	6,897	4,693	2,204	47.0
Data processing	4,243	3,742	501	13.4
Advertising	1,122	1,223	(101)	(8.3)
Postage and supplies	1,252	848	404	47.6
Professional services	3,204	2,411	793	32.9
Insurance and taxes	3,294	2,213	1,081	48.8
Amortization of intangibles	725	136	589	433.1
Provision for REO	1,414	3,195	(1,781)	(55.7)
Other	3,223	1,820	1,403	77.1

Total noninterest expense	$53,509	$40,843	$12,666	31.0%

Compensation and benefits increased $7.6 million or 36.8% to $28.1 million for the year ended September 30, 2011 from $20.6 million for the same period a year ago. The largest factor in the increase was compensation which increased $6.2 million or 47.7% due primarily to the increase in employees after the LibertyBank Acquisition. Payroll taxes also increased $608,000, or 44.7%, from the prior year.  A large component of the increase in payroll taxes was unemployment expense which increased $202,000, or 79.5%.  Commission expense also increased $649,000, or 123.8%.  These increases were offset by a decrease in share-based compensation costs of $420,000, or 32.8%, and ESOP expense of $254,000 or 17.1% due to a lower average price of the Company’s common stock.  No bonuses were paid to the executive officers of the Company in fiscal years 2011 or 2010.

Occupancy and equipment, data processing, professional services, and insurance and taxes all increased primarily due to the Community First Bank and LibertyBank Acquisitions.  Although the integration of the CFB Acquisition was completed near the end of fiscal 2010, the core conversion and integration of operations for the LibertyBank Acquisition was not completed until March 2011, resulting in several months of parallel back offices.

REO and other property owned decreased to $23.4 million at September 30, 2011 from $30.5 million one year earlier.  Partially as a result of this, we experienced a decrease in provision for REO to $1.4 million in fiscal 2011 compared to $3.2 million in fiscal 2010.  On a quarterly basis, all REO is evaluated and the respective carrying balances are adjusted downward if warranted.  The $1.4 million of provision for REO expense represents additional adjustments downward in the carrying value of REO subsequent to foreclosure.

Other noninterest expense for fiscal year 2011 includes postage and supplies expense of $1.3 million, an increase from the $848,000 in fiscal 2010, and other operating expenses, which increased $1.4 million from fiscal 2010 due to the acquisitions.

Income Tax Benefit. Income tax benefit from continuing operations was $3.2 million based on a pre-tax loss from operations of $7.9 million.  This compares to income tax benefit from continuing operations in the prior year of $2.9 million based on $7.3 million in pre-tax loss.  We did not recognize an extraordinary gain in fiscal 2011, while the extraordinary gain in fiscal 2010 was $305,000, net of $195,000 in taxes, and was the result of a purchase price adjustment by the FDIC on the CFB Acquisition.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

General. Net loss for the year ended September 30, 2010 was $4.1 million, or $0.26 per diluted share, compared to net income of $8.1 million, or $0.51 per diluted share, for the year ended September 30, 2009. The net loss for the fiscal year ended September 30, 2010 included a $3.2 million bargain purchase gain related to the LibertyBank Acquisition. Net income for the fiscal year ended September 30, 2009, included a $15.3 million after-tax extraordinary gain related to the CFB Acquisition. The LibertyBank Acquisition resulted in a significant increase in cash due to the excess of liabilities assumed over assets purchased and the retention by the FDIC of approximately $297 million of loans in the LibertyBank portfolio. The CFB Acquisition was consummated on August 7, 2009, during the fourth fiscal quarter of fiscal year 2009. The LibertyBank Acquisition was consummated on July 30, 2010, during the fourth quarter of fiscal year 2010. Each acquisition has been accounted for prospectively from the acquisition date; therefore, year over year results of operations from fiscal year 2009 may not be comparable.

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

The following table sets forth the results of balance sheet growth and changes in interest rates to our net interest income (in thousands). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Years Ended September 30, 2010 Compared to September 30, 2009
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$413	$2,875	$3,289
Loans held for sale	(24)	(73)	(98)
Interest-bearing deposits in other banks	3	276	279
Investment securities	(1,042)	(794)	(1,796)
Federal Home Loan Bank stock	30	3	33

Total net change in income on interest-earning assets	$(620)	$2,327	1,707

Interest-bearing liabilities:
Savings deposits	$3	$67	70
Interest-bearing demand deposits	142	304	446
Money market accounts	(12)	246	234
Certificates of deposit	(1,014)	389	(625)
Total deposits	(881)	1,006	125

FHLB advances	(431)	(1,317)	(1,748)

Total net change in expense on interest-bearing liabilities	$(1,312)	$(311)	(1,623)
Total increase in net interest income			$3,330

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

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended September 30, 2010 and 2009 (dollars in thousands):

					Increase
	Year Ended September 30,				(Decrease) in
	2010		2009		Interest and
	Average Balance	Yield	Average Balance	Yield	Dividend Income

Loans receivable, net of deferred fees	$536,342	5.72%	$468,205	5.85%	$3,289
Loans held for sale	1,719	4.74	3,176	5.65	(98)
Interest bearing deposits in other banks	156,409	0.21	18,391	0.27	279
Investment securities, available-for-sale	173,930	3.72	181,232	4.56	(1,796)
FHLB stock	11,601	--	9,760	(0.34)	33

Total interest-earning assets	$880,001	4.27%	$680,764	5.26%	$1,707

Interest Expense. Interest expense decreased $1.6 million, or 13.5%, to $10.4 million for the year ended September 30, 2010 from $12.0 million for the year ended September 30, 2009. The decrease was primarily attributable to the decline in our cost of funds, which decreased from 2.57% in the prior year to 1.57% in the current year and lower FHLB balances in 2010. These effects were offset somewhat by higher balances of deposits due to organic core deposit growth and the acquisitions. Liabilities (primarily deposits) assumed in the LibertyBank Acquisition increased interest expense by $331,000 in fiscal year 2010. Fair value adjustments from the CFB Acquisition and the LibertyBank Acquisition reduced interest expense by $420,000 and $1.1 million, respectively, in fiscal year 2010. The accretion of fair value purchase accounting adjustments was expected to reduce interest expense by $2.8 million, $353,000 and $48,000 in fiscal years 2011, 2012 and 2013, respectively.

The following table details average balances, cost of funds and the change in interest expense for the year ended September 30, 2010 and 2009 (dollars in thousands):

	Year Ended September 30,				Increase
	2010		2009		(Decrease) in
	Average Balance	Rate	Average Balance	Rate	Interest Expense

Interest-bearing demand deposits	$131,856	0.68%	$83,651	0.53%	$446
Savings deposits	49,966	0.61	33,513	0.70	70
Money market deposits	102,657	0.88	55,692	1.21	234
Certificates of deposit	295,716	1.72	181,774	3.15	(625)
FHLB advances and other borrowings	79,264	3.98	111,573	4.39	(1,748)

Total interest-bearing liabilities	$659,459	1.57%	$466,203	2.57%	$(1,623)

Approximately $369.8 million and $12.1 million of certificates of deposit and FHLB advances, respectively, were scheduled to mature during fiscal year 2011.

Provision for Loan Losses. A provision for loan losses of $10.3 million, including a provision of $1.1 million on covered loans, was recorded in connection with our analysis of losses in the loan portfolio for the year ended September 30, 2010, compared to a provision for loan losses of $16.1 million for the same period of 2009. The provision took into account the increase in classified assets, nonperforming loans and loan losses during fiscal 2010 as well as the current downturn in the real estate market, internal changes in our lending and underwriting policies and the general economy. The estimated indemnifiable portion (95%) of the $1.1 million provision for loan losses on covered loans was recorded as an increase to the FDIC indemnification assets and an increase in other income, which totaled $998,000 in fiscal 2010.

Noninterest Income. Noninterest income increased $7.4 million, or 79.5%, to $16.7 million for the year ended September 30, 2010 from $9.3 million for the year ended September 30, 2009. The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Year Ended September 30,		Increase/(Decrease)
	2010	2009	Amount	Percent

Service charges and fees	$9,157	$8,302	$855	10.3%
Gain on sale of loans	648	1,218	(570)	(46.8)
Gain (loss) on sale of securities	98	(203)	301	148.3
Increase in cash surrender value of life insurance	423	424	(1)	(0.2)
FDIC indemnification recovery	1,276	--	1,276	n/a
Bargain purchase gain	3,209	--	3,209	n/a
Accretion (impairment) of FDIC indemnification asset	1,428	--	1,428	n/a
Prepayment penalty on borrowings	--	(498)	498	(100.0)
Other	440	48	392	816.7

Total noninterest income	$16,679	$9,291	$7,388	79.5%

During fiscal 2010, service fees and charges increased $855,000 to $9.2 million with $761,000 of the increase attributable to the LibertyBank Acquisition. Checking fee income represented a larger percentage of our total revenues than many of our peers due to a deposit strategy implemented many years ago that we no longer pursue.

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

These new overdraft fee regulations that became effective in the fourth quarter of fiscal 2010 began, and will continue, to have a significant impact on overdraft fee income. In addition to changes in operational processing, customers were explicitly required to “opt-in” to use our overdraft services on debit card and ATM transactions. While total organic checking account balances were higher in the fourth quarter of fiscal 2010, fees from overdrafts, excluding the LibertyBank Acquisition, declined $591,000, or 37%, in the fourth quarter of 2010, compared to the fourth quarter of 2009.

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

A FDIC indemnification recovery of $998,000 was recorded in fiscal year 2010 representing the increase in the FDIC indemnification asset due to a $1.1 million provision for loan losses recorded in the current year on covered loans purchased in the CFB Acquisition. Additionally, in the third fiscal quarter of 2010, we made adjustments to the original estimated fair values of loans purchased in the CFB Acquisition, which resulted in an FDIC indemnification recovery of $278,000.

While mortgage rates fell to historic lows during most of fiscal year 2010, the gain on sale of loans declined 46.8% to $648,000 from $1.2 million in fiscal year 2009 due to a reduction in the volume of loans originated for sale. We have reorganized our mortgage banking team and hired new leadership to improve the volume and profitability per transaction. However, continuing declines in residential real estate values and persistently high unemployment reduced the volume of residential real estate transactions in our Idaho and Central Oregon markets and limited the number of applicants who could qualify for refinancing. LibertyBank did not have any meaningful one-to-four family residential loan origination programs before it was taken in FDIC receivership.

In fiscal 2009, we repaid FHLB advances assumed in the CFB Acquisition shortly after the transaction was consummated. However, rates fell precipitously in the days following the acquisition which resulted in a prepayment penalty of $498,000 in excess of the fair value adjustments recorded on the date of the CFB Acquisition. We also extinguished the FHLB advances assumed in the LibertyBank Acquisition. We recorded a gain of approximately $8,000 in fiscal year 2010 on that repayment as rates had increased slightly after the LibertyBank acquisition date.

Other income includes rent on REO and the $278,000 fair value adjustment noted above. Additionally, other income in fiscal year 2010 included a recovery of $198,000 on loans that were charged off by LibertyBank prior to our acquisition.

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

The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Year Ended September 30,		Increase
	2010	2009	Amount	Percent

Compensation and benefits	$20,562	$15,918	$4,644	29.2%
Occupancy and equipment	4,693	3,214	1,479	46.0
Data processing	3,742	2,483	1,259	50.7
Advertising	1,223	913	310	34.0
Professional services	2,411	1,460	951	65.1
Insurance and taxes	2,213	1,541	672	43.6
Provision for REO	3,195	1,129	2,066	183.0
Other	2,804	2,313	491	21.2

Total noninterest expense	$40,843	$28,971	$11,872	41.0%

Compensation and benefits increased $4.6 million or 29.2% to $20.6 million for the year ended September 30, 2010 from $15.9 million for the same period a year ago. The largest factor in the increase was compensation which increased $3.3 million or 33.5% due primarily to the increase in employees after the LibertyBank and CFB Acquisitions. Payroll taxes also increased $459,000, or 50.9%, from the prior year.  A large component of the increase in payroll taxes was unemployment expense which increased $169,000, or 198.0%.  ESOP expense increased $516,000 or 53.3% due to a higher price of the Company’s common stock, on average, in fiscal 2010 compared to fiscal 2009.  These increases were offset by a decrease in incentive expense of $663,000 or 91% as bonuses paid for fiscal 2010 were significantly lower than in the prior year. No bonuses were paid to the executive officers of the Company in fiscal year 2010.

Occupancy and equipment, data processing, professional services, and insurance and taxes all increased primarily due to the CFB and LibertyBank Acquisitions.  Parallel back offices were maintained for both the Idaho and the Central Oregon regions until the core conversion and integration of the operations of the CFB Acquisition was completed in August 2010.  In addition, we incurred two months of similar expenses related to the LibertyBank Acquisition that occurred on July 30, 2010.

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

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COST

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and the ratio of average interest-earning assets to average interest-bearing liabilities (dollars in thousands). Average balances have been calculated using the average of daily balances during the period. Interest and dividends are reported on a tax-equivalent basis.

	Year Ended September 30,
	2011			2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Interest-earning assets:
Total loans (1)	$552,111	$41,925	7.59%	$536,342	$30,658	5.72%	$468,205	$27,369	5.85%
Loans held for sale	1,808	56	4.13	1,719	81	4.74	3,176	179	5.65
Interest bearing deposits in other banks	226,246	578	0.26	156,409	328	0.21	18,391	49	0.27
Investment securities	399,300	8,508	2.13	173,930	6,467	3.72	181,232	8,263	4.56
FHLB stock	17,717	--	--	11,601	--	--	9,760	(33)	(0.34)

Total interest-earning assets	1,197,182	51,067	4.27	880,001	37,534	4.27	680,764	35,827	5.26

Noninterest-earning assets	139,050			132,829			43,982

Total average assets	$1,336,232			$1,012,830			$724,746

Interest-bearing liabilities:
Savings deposits	$77,948	174	0.22	$49,966	306	0.61	$33,513	236	0.70
Interest-bearing demand deposits	236,599	796	0.34	131,856	891	0.68	83,651	445	0.53
Money market accounts	176,331	795	0.45	102,657	906	0.88	55,692	672	1.21
Certificates of deposit	437,996	5,026	1.15	295,716	5,099	1.72	181,774	5,723	3.15

Total deposit accounts	928,874	6,791	0.73	580,195	7,202	1.24	354,630	7,076	2.00

Borrowed funds	56,415	2,277	4.04	79,264	3,153	3.98	111,573	4,901	4.39

Total interest-bearing liabilities	985,289	9,068	0.92	659,459	10,355	1.57	466,203	11,977	2.57

Noninterest-bearing liabilities	149,016			131,892			55,779

Total average liabilities	1,134,305			791,351			521,982

Average equity	201,927			221,479			202,764

Total average liabilities and stockholders’ equity	$1,336,232			$1,012,830			$724,746

Net interest income		$41,999			$27,179			$23,850
Interest rate spread			3.35%			2.70%			2.69%

Net interest margin (2)			3.51%			3.09%			3.50%
Ratio of average interest- earning assets to average interest-bearing liabilities			121.51%			133.44%			146.02%

(1)	Non-accrual loans are included in the average balance. Loan fees are included in interest income on loans and are insignificant.
(2)	Net interest margin, otherwise known as yield on interest earning assets, is calculated as net interest income divided by average interest-earning assets.

The following table sets forth (on a consolidated basis) for the periods and at the dates indicated, the weighted average yields earned on our assets, the weighted average interest rates paid on our liabilities, together with the net yield on interest-earning assets:

	At
	September 30,	Year Ended September 30,
	2011	2011	2010	2009
Weighted average yield on:
Loans receivable	6.27%	7.59%	5.72%	5.85%
Loans held for sale	3.93	4.13	4.74	5.65
Interest bearing deposits in other banks	0.25	0.26	0.21	0.27
Investment securities, available-for-sale	2.14	2.13	3.72	4.56
Federal Home Loan Bank stock	--	--	--	(0.34)
Total interest-earning assets	3.70	4.27	4.27	5.26

Weighted average rate paid on:
Interest-bearing demand deposits	0.17	0.34	0.68	0.53
Money market accounts	0.34	0.45	0.88	1.21
Health savings deposits	0.20	0.30	0.64	0.74
Savings deposits	0.15	0.22	0.61	0.70
Certificates of deposit	1.57	1.15	1.72	3.15
Total interest-bearing deposits	0.63	0.73	1.24	2.00
Federal Home Loan Bank advances	--	4.35	3.98	4.39
Repurchase agreements	1.72	1.56	1.65	1.58
Total interest-bearing liabilities	0.63	0.92	1.57	2.57

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	3.07	3.35	2.70	2.69

Net interest margin (net interest income as a percentage of average interest-earning assets)	n/a	3.51	3.09	3.50

RATE/VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on our net interest income (in thousands). Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Year Ended September 30, 2011 Compared to Year Ended September 30, 2010 Increase (Decrease) Due to			Year Ended September 30, 2010 Compared to Year Ended September 30, 2009 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$10,340	$927	$11,267	$413	$2,876	$3,289
Loans held for sale	(23)	(2)	(25)	(24)	(74)	(98)
Interest-bearing deposits in other banks	87	163	250	3	276	279
Investment securities	(2,611)	4,652	2,041	(1,042)	(754)	(1,796)
Federal Home Loan Bank stock	--	--	--	30	3	33

Total net change in income on interest-earning assets	$7,793	$5,740	13,533	$(620)	$2,327	1,707

Interest-bearing liabilities:
Savings deposits	$(208)	$76	(132)	$3	$67	70
Interest-bearing demand deposits	(445)	350	(95)	142	304	446
Money market accounts	(441)	330	(111)	(12)	246	234
Certificates of deposit	(1,535)	1,462	(73)	(1,014)	390	(624)
Total deposits	(2,629)	2,218	(411)	(881)	1,007	126

FHLB advances	49	(925)	(876)	(431)	(1,317)	(1,748)

Total net change in expense on interest-bearing liabilities	$(2,580)	$1,293	(1,287)	$(1,312)	$(310)	(1,622)
Total increase in net interest income			$14,820			$3,329

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

The Asset Liability Management Committee meets to review various areas including:

•	economic conditions;
•	interest rate outlook;
•	asset/liability mix;
•	interest rate risk sensitivity;
•	change in net interest income
•	current market opportunities to promote specific products;
•	historical financial results;
•	projected financial results; and
•	capital position.

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

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•	we have increased our originations of shorter term loans and particularly, construction and land development loans and home equity loans;
•	we have structured our borrowings with maturities that match fund our loan and investment portfolios;
•
we have attempted, where possible, to reduce our concentration of fixed-rate deposits, which typically have shorter average lives than core deposits such as checking accounts, in order to extend the average lives of our deposit accounts; and

•	we have invested in securities with relatively short anticipated lives, generally two to four years.

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

When interest rates rise, we generally do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at September 30, 2011, that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change (dollars in thousands). The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value (NPV)			Net Portfolio as Percentage of Portfolio Value of Assets
Basis Point Change in Rates	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)	Asset Market Value

+300	$199,595	$(18,070)	(8.30)%	17.66%	(0.60)%	$1,130,290
+200	205,188	(12,477)	(5.73)	17.81	(0.45)	1,152,265
+100	211,230	(6,435)	(2.96)	17.98	(0.28)	1,174,514
Base	217,665	--	--	18.26	--	1,192,013
-100	206,912	(10,753)	(4.94)	17.15	(1.11)	1,206,413

(1)	Represents the decrease of the estimated net portfolio value at the indicated change in interest rates compared to the base net portfolio value.
(2)	Calculated as the estimated net portfolio value divided by the portfolio value of total assets.
(3)	Calculated as the decrease of the net portfolio value ratio assuming the indicated change in interest rates over the base net portfolio value ratio.

The following table illustrates the change in net interest income at September 30, 2011, that would occur in the event of an immediate change in interest rates, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates (dollars in thousands):

Basis Point	Net Interest Income
Change in Rates	Amount	$ Change (1)	% Change

+300	$36,303	$3,819	11.76%
+200	35,096	2,612	8.04
+100	33,708	1,224	3.77
Base	32,484	--	--
-100	32,806	322	0.99

(1)	Represents the increase of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

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

Certificates of deposit scheduled to mature in one year or less at September 30, 2011, totaled $193.8 million, which represented 62.5% of our certificates of deposit portfolio at September 30, 2011. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Historically, the Bank has been able to retain a significant amount of deposits as they mature. However, recent deterioration in credit quality and capital levels at many of our competitors have limited their sources of wholesale funding, which has resulted in a highly price-competitive market for retail certificates of deposit. These rates currently exceed alternative costs of borrowings and are high compared to historical spreads to U.S. Treasury note rates. Additionally, since loan demand has slowed, we have been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in some deposit runoff as customers are moving their maturing balances to competitors at a higher pace than the Bank has historically experienced. Nonetheless, we believe the Company has adequate resources to fund all loan commitments through FHLB advances, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets. We had the ability at September 30, 2011, to borrow an additional $125.8 million from the Federal Home Loan Bank of Seattle. We are also approved at the Discount Window of the Federal Reserve Bank of San Francisco and could use that facility as a funding source to meet commitments and for liquidity purposes.

We had no borrowed funds from the FHLB at September 30, 2011; however, we are dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs.  The failure of the FHLB of Seattle or the FHLB system in general may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands.  However, our mortgage backed securities are marketable and could be sold to obtain cash to meet liquidity demands should our access to FHLB funding be impaired.

CONTRACTUAL OBLIGATIONS

Through the normal course of operations, we have entered into certain contractual obligations. Our obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

At September 30, 2011, scheduled maturities of contractual obligations were as follows (in thousands):

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total

Certificates of deposit	$193,823	$62,395	$53,868	$213	$310,299
Repurchase agreements	2,254	2,638	--	--	4,892
Deferred compensation (1)	304	642	784	4,067	5,797
Operating leases	1,316	2,139	2,050	17,372	22,877

Total contractual obligations	$197,697	$67,814	$56,702	$21,652	$343,865

(1)	Disclosed at the September 30, 2011 present value of estimated payments assuming all future vesting conditions are met.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2011 (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Fixed rate	$16,201
Adjustable rate	3,505
Undisbursed balance of loans	9,125
Unused lines of credit	67,375
Commercial letters of credit	780

Total	$96,986

CAPITAL

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. Home Federal Bank’s total equity capital was $150.1 million at September 30, 2011 or 12.95%, of total assets on that date. As of September 30, 2011, we exceeded all regulatory capital requirements. We did not apply for government assistance through the Capital Purchase Program under the U.S. Treasury Department’s Troubled Asset Relief Program (TARP) or the Small Business Lending Fund. See “How We Are Regulated – Regulation and Supervision of Home Federal Bank – Capital Requirements” and Note 15 to the Consolidated Financial Statements under Item 8 to this Annual Report on Form 10-K.

The following table discloses the regulatory capital ratios for the Company and the Bank at September 30, 2011 and 2010:

	Home Federal Bancorp		Home Federal Bank
Capital Ratios	Ratio	Minimum for Capital Adequacy Purposes (1)	Ratio	“Well Capitalized” Minimum Ratio (1)

September 30, 2011:
Tier 1 capital (leverage) to average assets	14.91%	4.00%	11.54%	5.00%
Tier 1 capital to risk-weighted assets	39.99	4.00	30.78	6.00
Total capital to risk-weighted assets	41.26	8.00	32.05	10.00

September 30, 2010(2):
Tier 1 capital (leverage) to average assets	n/a	n/a	10.12	5.00%
Tier 1 capital to risk-weighted assets	n/a	n/a	27.63	6.00
Total capital to risk-weighted assets	n/a	n/a	28.88	10.00

(1)	A holding company such as Home Federal Bancorp does not have a “Well-capitalized” measurement. “Well-capitalized” only applies to the Bank.
(2)	The Company reorganized as a bank holding company in May 2011. Previously, as a savings and loan holding company, the Company did not report consolidated regulatory capital ratios.

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

The Company’s total capital was $194.7 million and $205.1 million at September 30, 2011 and 2010, respectively, as Home Federal Bancorp, Inc. retained some of the capital raised in the second conversion in 2007 and did not inject all of the capital raised into the Bank. This additional capital is held in cash and highly liquid mortgage-backed securities and supports the payment of dividends to shareholders and could be used for acquisitions, repurchases of the Company’s common stock or other corporate purposes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment (Topic 350).  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company did not early adopt this standard, which is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted.  The Company early adopted this standard, and presented the Consolidated Statements of Comprehensive Income (Loss) as a separate statement rather than part of the Consolidated Statements of Shareholders’ Equity.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively beginning in the period of adoption.  The amendments change the wording used to describe requirements for measuring fair value under U.S. GAAP to be more consistent with IFRSs.  The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860). ASU 2011-03 attempts to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before maturity. The effective date of ASU 2011-03 will be the first interim or annual period beginning after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is evaluating the impact this ASU will have on its financial condition and results of operations.

In April 2011, FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring.  This guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption.  The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” of this Annual Report on Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Home Federal Bancorp, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. Management’s assessment was based on criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 has been audited by Crowe Horwath LLP, the Company’s independent registered public accounting firm who audits the Company’s consolidated financial statements.

/s/ Len E. Williams	/s/ Eric S. Nadeau
Len E. Williams	Eric S. Nadeau
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Dated: December 14, 2011

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc. and Subsidiary
Nampa, Idaho

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. and Subsidiary (the Company) as of September 30, 2011 and 2010, and the related consolidated statements of operations, statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended.  We also have audited the Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.   Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Federal Bancorp, Inc. and Subsidiary as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Home Federal Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Note 17 to the consolidated financial statements, on October 1, 2009, the Company changed its method of computing earnings per common share to comply with new accounting guidance.  All previously reported earnings per common share amounts have been retrospectively adjusted to conform to the new accounting guidance.  We audited the adjustments described in Note 17 that were applied to revise earnings per common share for the year ended September 30, 2009. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2009 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 financial statements taken as a whole.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Cleveland, Ohio
December 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc. and Subsidiary
Nampa, Idaho

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 17, the consolidated statement of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Home Federal Bancorp, Inc. and Subsidiary (the Company) for the year ended September 30, 2009 (the financial statements before the effects of the adjustments discussed in Note 17 are presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2009 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 17, present fairly, in all material respects, the consolidated results of operations and cash flows of Home Federal Bancorp, Inc. and Subsidiary for the year ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting and disclosure for the impact of participating securities on earnings per share in Note 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Crowe Horwath LLP.

/s/ Moss Adams LLP

Spokane, Washington
December 11, 2009

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY	September 30,
CONSOLIDATED BALANCE SHEETS	2011	2010
(In thousands, except share data)

ASSETS
Cash and equivalents	$190,734	$416,426
Investments available-for-sale, at fair value	380,847	275,180
FHLB stock, at cost	17,717	17,717
Loans and leases receivable, net of allowance for loan and lease losses of $14,365 and $15,432	468,213	621,010
Loans held for sale	2,088	5,135
Accrued interest receivable	2,800	2,694
Property and equipment, net	32,743	27,955
Bank owned life insurance	12,848	12,437
Real estate owned and other repossessed assets	23,438	30,481
FDIC indemnification receivable, net	33,863	64,574
Core deposit intangible	3,246	3,971
Other assets	8,691	5,281
TOTAL ASSETS	$1,177,228	$1,482,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$141,040	$138,300
Interest-bearing demand	251,347	225,794
Money market	177,183	180,454
Savings	79,640	69,079
Certificates	310,299	576,035
Total deposit accounts	959,509	1,189,662

Advances by borrowers for taxes and insurance	1,333	4,658
Accrued interest payable	249	631
Deferred compensation	5,797	5,583
FHLB advances and other borrowings	4,892	67,622
Other liabilities	10,794	9,617
Total liabilities	982,574	1,277,773

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized; issued and outstanding: none	--	--
Common stock, $.01 par value; 90,000,000 authorized; issued and outstanding:	161	167
Sep. 30, 2011 - 17,512,197 issued; 16,057,434 outstanding
Sep. 30, 2010 - 17,460,311 issued; 16,687,561 outstanding
Additional paid-in capital	147,057	152,682
Retained earnings	48,886	56,942
Unearned shares issued to employee stock ownership plan	(7,615)	(8,657)
Accumulated other comprehensive income	6,165	3,954
Total stockholders’ equity	194,654	205,088
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,177,228	$1,482,861

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)	Year Ended September 30,
	2011	2010	2009
Interest and dividend income:
Loans and leases	$41,981	$30,739	$27,548
Securities	8,508	6,467	8,221
Other interest and dividends	578	328	58
Total interest and dividend income	51,067	37,534	35,827
Interest expense:
Deposits	6,791	7,202	7,076
Federal Home Loan Bank borrowings	2,277	3,153	4,901
Total interest expense	9,068	10,355	11,977
Net interest income	41,999	27,179	23,850
Provision for loan losses	11,396	10,300	16,085
Net interest income after provision for loan losses	30,603	16,879	7,765
Noninterest income:
Service charges and fees	9,823	9,157	8,302
Gain on sale of loans	849	648	1,218
Gain (loss) on sale of securities	607	98	(203)
Increase in cash surrender value of BOLI	412	423	424
FDIC indemnification recovery	9,313	1,276	--
Bargain purchase gain	--	3,209	--
Accretion (impairment) of FDIC indemnification asset	(4,989)	1,428	--
Prepayment penalty on borrowings	(2,007)	--	(498)
Other	1,037	440	48
Total noninterest income	15,045	16,679	9,291
Noninterest expense:
Compensation and benefits	28,135	20,562	15,918
Occupancy and equipment	6,897	4,693	3,214
Data processing	4,243	3,742	2,483
Advertising	1,122	1,223	913
Postage and supplies	1,252	848	574
Professional services	3,204	2,411	1,460
Insurance and taxes	3,294	2,213	1,541
Amortization of Intangibles	725	136	--
Provision for REO	1,414	3,195	1,129
Other	3,223	1,820	1,739
Total noninterest expense	53,509	40,843	28,971
Loss before income taxes	(7,861)	(7,285)	(11,915)
Income tax benefit	(3,232)	(2,889)	(4,750)
Loss before extraordinary item	(4,629)	(4,396)	(7,165)
Extraordinary gain on acquisition, less tax of $0, $195 and $9,756	--	305	15,291
Net income (loss)	$(4,629)	$(4,091)	$8,126

Earnings (loss) per common share before extraordinary item:
Basic	$(0.30)	$(0.28)	$(0.46)
Diluted	(0.30)	(0.28)	(0.46)
Earnings (loss) per common share:
Basic	$(0.30)	$(0.26)	$0.51
Diluted	(0.30)	(0.26)	0.51
Weighted average number of shares outstanding:
Basic	15,511,545	15,513,850	15,651,250
Diluted	15,511,545	15,513,850	15,651,250

Dividends declared per share:	$0.220	$0.220	$0.220
See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)	Year Ended September 30,
	2011	2010	2009
Comprehensive income (loss)

Net loss before extraordinary item	$(4,629)	$(4,396)	$(7,165)

Extraordinary gain on acquisition, net of taxes of $0, $195 and $9,756, respectively	--	305	15,291

Other comprehensive income (loss):
Change in unrealized holding gain on securities available-for-sale, net of taxes of $1,537, $49 and $3,473, respectively	2,582	82	5,210
Adjustment for realized (gains) losses, net of taxes of $(236), $(38) and $81, respectively	(371)	(60)	122

Other comprehensive income	2,211	22	5,332

Comprehensive income (loss)	$(2,418)	$(4,069)	$13,458

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
					Unearned	Accumulated
			Additional		Shares	Other
	Common Stock		Paid-In	Retained	ssued	Comprehensive
	Shares	Amount	Capital	Earnings	to ESOP	Income (Loss)	Total

Balance at October 1, 2008	17,374,161	$174	$157,205	$59,813	$(10,605)	$(1,400)	$205,187

Restricted stock issued, net of forfeitures	159,115	2	(2)				--
ESOP shares committed to be released			63		906		969
Exercise of stock options	32,862	--	353				353
Share-based compensation			1,088				1,088
Stock repurchase	(867,970)	(9)	(7,888)				(7,897)
Dividends paid ($0.220 per share)				(3,456)			(3,456)
Tax adjustments for equity comp. plans			(37)				(37)

Loss before extraordinary item				(7,165)			(7,165)
Extraordinary gain, net of tax				15,291			15,291
Other comprehensive income						5,332	5,332

Balance at September 30, 2009	16,698,168	167	150,782	64,483	(9,699)	3,932	209,665

Restricted stock issued, net of forfeitures	(25,607)	--					--
ESOP shares committed to be released			444		1,042		1,486
Exercise of stock options	15,000	--	161				161
Share-based compensation			1,279				1,279
Dividends paid ($0.220 per share)				(3,450)			(3,450)
Tax adjustments for equity comp. plans			16				16

Loss before extraordinary item				(4,396)			(4,396)
Extraordinary gain, net of tax				305			305
Other comprehensive income						22	22

Balance at September 30, 2010	16,687,561	167	152,682	56,942	(8,657)	3,954	205,088

Restricted stock issued, net of forfeitures	26,169	--					--
ESOP shares committed to be released			190		1,042		1,232
Exercise of stock options	51,886	1	541				542
Share-based compensation			855				855
Stock repurchase	(708,182)	(7)	(7,413)				(7,420)
Dividends paid ($0.220 per share)				(3,427)			(3,427)
Tax adjustments for equity comp. plans			202				202

Net loss				(4,629)			(4,629)
Other comprehensive income						2,211	2,211

Balance at September 30, 2011	16,057,434	$161	$147,057	$48,886	$(7,615)	$6,165	$194,654
See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)	Year Ended September 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,629)	$(4,091)	$8,126
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,476	2,172	1,716
Amortization of core deposit intangible	725	136	--
Accretion (impairment) of FDIC indemnification receivable	4,989	(1,428)	--
Net amortization of premiums and discounts on investments	5,718	950	45
Loss (gain) on sale of securities available-for-sale (AFS)	(607)	(98)	203
(Gain) loss on sale of fixed assets and repossessed assets	(479)	497	178
Extraordinary gain on acquisition	--	--	(25,047)
Bargain purchase gain	--	(3,209)	--
ESOP shares committed to be released	1,232	1,486	969
Share based compensation expense	855	1,279	1,088
Provision for loan losses	11,396	10,300	16,085
Valuation allowance on real estate and other property owned	1,414	3,195	1,129
Accrued deferred compensation expense, net	214	323	69
Net deferred loan fees	37	(821)	(115)
Deferred income tax (benefit) expense	(7,400)	(3,371)	3,787
Net gain on sale of loans	(849)	(648)	(1,218)
Proceeds from sale of loans held for sale	31,089	27,585	70,019
Originations of loans held for sale	(27,194)	(31,209)	(66,833)
Net increase in value of bank owned life insurance	(412)	(423)	(424)
Change in assets and liabilities:
Interest receivable	(106)	939	847
Other assets	(2,381)	(1,264)	(341)
Interest payable	(382)	(628)	(242)
Other liabilities	51	(168)	1,402
Net cash provided from operating activities	15,757	1,504	11,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities AFS	119,701	61,797	38,564
Proceeds from sales of securities AFS	28,172	2,735	10,947
Maturity of certificate of deposit	--	--	5,000
Purchase of securities AFS	(255,139)	(136,492)	(5,771)
Sale of mortgage servicing rights	--	--	1,707
Reimbursement of loan losses under loss share agreement	35,009	22,800	--
Net decrease in loans	120,263	60,961	31,749
Net cash received from acquisition	--	373,103	22,078
Proceeds from sales of fixed assets and repossessed assets	25,367	17,161	2,121
Purchases of property and equipment	(8,309)	(9,826)	(6,912)
Net cash provided from investing activities	65,064	392,239	99,483

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(230,153)	(7,765)	(1,526)
Net (decrease) increase in advances by borrowers for taxes and insurance	(3,325)	3,526	(254)
Proceeds from FHLB borrowings	--	--	23,100
Repayment of FHLB borrowings	(58,852)	(25,155)	(96,063)
Net (decrease) increase in securities sold under obligation to repurchase	(3,878)	5,413	1,500
Proceeds from exercise of stock options	542	161	353
Repurchases of common stock	(7,420)	--	(7,897)
Dividends paid	(3,427)	(3,450)	(3,456)
Net cash used by financing activities	(306,513)	(27,270)	(84,243)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(225,692)	366,473	26,683
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	416,426	49,953	23,270
CASH AND CASH EQUIVALENTS, END OF YEAR	$190,734	$416,426	$49,953

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)	Year Ended September 30,
	2011	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$9,450	$10,277	$11,976
Income taxes	159	430	2,545

NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of real estate and other assets in settlement of loans	$21,214	$24,659	$19,513
Fair value adjustment to securities AFS, net of taxes	2,211	22	5,332

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Business and Reorganization.  Home Federal Bancorp, Inc. (the Company), was formed as the new stock holding company for Home Federal Bank (the Bank) in connection with the Company’s conversion from a mutual holding company structure to a stock holding company structure, which was completed on December 19, 2007 (Conversion). Prior to the completion of the Conversion, the Bank was the subsidiary of Home Federal Bancorp, Inc., a federally-chartered stock mid-tier holding company (old Home Federal Bancorp), which was a subsidiary of Home Federal MHC, a federally-chartered mutual holding company. The Bank formed Home Federal MHC in December 2004. As a result of the Conversion, Home Federal MHC and old Home Federal Bancorp ceased to exist and were replaced by the Company as the successor to old Home Federal Bancorp.

As part of the Conversion, a total of 9,384,000 new shares of the Company were sold at $10 per share in subscription, community and syndicated community offerings through which the Company received proceeds of approximately $87.8 million, net of offering costs of approximately $5.9 million. The Company contributed $48.0 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $8.2 million to the Bank’s Employee Stock Ownership Plan (ESOP) and the ESOP used those funds to acquire 816,000 shares of the Company’s common stock at $10 per share. As part of the Conversion, shares of outstanding common stock of old Home Federal Bancorp were exchanged for 1.136 shares of the Company’s common stock. No fractional shares were issued. Instead, cash was paid to stockholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 852,865 outstanding shares of the Company for a total of 17,325,901 outstanding shares as of the closing of the Conversion, after giving effect to the redemption of fractional shares.

Additionally, on May 31, 2011, the Bank converted to an Idaho-chartered commercial bank, and as a result, the Company reorganized as a bank holding company.  Previously, the Company was a federally-chartered savings and loan holding company and the Bank was a federal savings bank.

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

Home Federal Bank currently has operations in three distinct market areas.  The Boise, Idaho, and surrounding area known as the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore, and Gem counties, the Tri-County Region of Central Oregon including the counties of Deschutes, Crook and Jefferson, and Western Oregon including Lane, Josephine, Jackson, & Multnomah counties.  In total the Bank has 33 full-service banking offices, various administrative locations, and Internet banking services.

Home Federal Bank has five wholly-owned subsidiaries, Idaho Home Service Corporation, Liberty Funding Inc., Liberty Insurance Services, Inc., all of which are currently inactive. Commercial Equipment Lease Corporation was purchased in connection with the July 30, 2010, acquisition of LibertyBank in Eugene, Oregon, (the LibertyBank Acquisition) and specializes in commercial leasing activities. Community First Real Estate, LLC, was purchased in connection with the August 7, 2009, acquisition of Community First Bank in Prineville, Oregon (the CFB Acquisition). See Note 2 for additional information regarding these acquisitions.

Principles of Consolidation.  The consolidated financial statements of the Company include the accounts of the Company, the Bank and its wholly-owned subsidiaries, Idaho Home Service Corporation, Liberty Funding Inc., Liberty Insurance Services, Inc., Commercial Equipment Lease Corporation and Community First Real Estate LLC.  All intercompany transactions and balances have been eliminated in consolidation.

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

Management believes that the allowance for loan losses reflects the best estimate of probable incurred losses inherent in the loan portfolio at the balance sheet dates presented and that the valuation of real estate owned (REO) and computation of deferred taxes are proper. While management uses currently available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Cash Flows.  Cash and cash equivalents include cash, deposits with other financial institutions with original maturities of less than 90 days, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

The Company is required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. The amount of this required reserve balance at September 30, 2011 and 2010 was $3.4 million and $6.1 million, respectively.

Securities.  Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported in other comprehensive income, net of taxes.  Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Federal Home Loan Bank (FHLB) Stock.  As a member of the FHLB of Seattle, the Bank is required to maintain a minimum level of investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances, total assets and mortgages. The Bank’s investment in FHLB of Seattle stock is carried at par value ($100 per share), which reasonably approximates its fair value. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. FHLB stock is restricted as to purchase, sale, and redemption.

Loans Held for Sale.  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments as defined by Accounting Standards Codification (ASC) 815, Derivatives and Hedging. If material, these derivatives are recognized on the Consolidated Balance Sheets in other assets and other liabilities at fair value.

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

Purchased Loans.  In connection with the acquisitions discussed in Note 2, the Bank has purchased loans of failed banks, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses.

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

The allowance for loan losses on noncovered originated loans consists of specific reserves allocated to individually reviewed loans and general reserves on all other noncovered originated loans. Valuation deficiencies on noncovered originated loans in process of foreclosure are treated as “Loss” under the Bank’s credit grading process and the loan balance is reduced to the estimated net recoverable value, which removes the specific reserve previously recorded. The Bank records a general allowance on loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30. Loans purchased in the CFB Acquisition that are accounted for under ASC 310-30 are partially charged down to the estimated net recoverable value if estimated losses exceed the fair value discount established on the acquisition date. Lastly, an allowance for loans purchased in the LibertyBank Acquisition is not established unless the net present value of cash flows expected to be received for loans in the acquired loan pools become impaired.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Loans accounted for under ASC 310-30 are not considered impaired loans.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Nonhomogeneous loans, such as commercial and multifamily, construction and commercial business loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and one-to-four family residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of the reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the last one to three years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:

•
Real Estate:  the Bank originates both fixed-rate loans and adjustable-rate loans in our one- to four- family residential lending program to meet the requirements of Fannie Mae and Freddie Mac for sale in the secondary market to investors. One-to-four family loans are generally underwritten based on the applicant’s employment, debt to income levels, credit history and the appraised value of the subject property. Generally, the Bank will lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans. In situations where a loan with a loan-to-value ratio is in excess of 80%, the Bank generally requires private mortgage insurance in order to reduce our exposure to 80% or less. Properties securing our one-to-four family loans are generally appraised by independent fee appraisers who have been approved by us. The Bank requires our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount equal to the regulatory maximum.  Multifamily and commercial real estate loans typically have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by multifamily or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. The Bank generally requires loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, the Bank generally requires personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports. Commercial real estate loans are primarily secured by office and warehouse space, professional buildings, retail sites, multifamily residential buildings, industrial facilities and restaurants located in our primary market areas.  The maximum loan-to-value ratio for commercial and multifamily real estate loans is generally 75% on purchases and refinances. The Bank obtains appraisals of all properties securing commercial and multifamily real estate loans from independent appraisers.

•
Real Estate Construction: All builder/borrower loans are underwritten to the same standards as other commercial loan credits, requiring liquid working capital, sufficient net worth and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value ratio on both pre-sold and speculative projects is generally 80%.  The Bank originates construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $150,000 to $400,000. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in our primary market areas. The maximum loan-to-value limit applicable to construction and site development loans is 80% and 70%, respectively, of the appraised market value upon completion of the project. Maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed 36 months for residential subdivision development loans.

•
Consumer Loans:  Consumer loans, including home equity loans and lines of credit, savings account loans, automobile loans, recreational vehicle loans and personal unsecured loans entail greater risk than do residential first-lien mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles, and in second-lien loans such as home equity lines of credit in markets where residential property values have declined significantly since fiscal year 2007.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment when allowed by law. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  Home equity loans and lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property.

•
Commercial Business Loans: Commercial business loans include lines of credit and term loans and are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment and general investment. Commercial business loans typically have shorter terms to maturity than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. The Bank focuses on small- to medium-sized, privately-held companies with local or regional businesses that operate in the Bank’s market area. The Bank’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the credit analysis, as repayment of commercial business loans is generally dependent on the cash flows of the borrower. Generally, personal guarantees are required on commercial business loans. Commercial business loans also include equipment finance agreements for the purchase of personal property, business equipment and titled vehicles and construction equipment. Generally these agreements have terms of 60 months or less and the lessee is granted title to the collateral at the end of the term.

•
Leases: The Company also has leases on personal property and business assets.  At the end of the lease term, the collateral is returned to CELC and the Bank, at which point the collateral is sold through a nationwide network of brokers. Our leases entail many of the same types of risks as our commercial business loans. As with commercial business loans, the collateral securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The Bank relies on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan.

The allowance for loan losses on loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (FDIC) are reported gross of amounts to be recovered from the FDIC. The provision for loan losses is also recorded gross of amounts recoverable from the FDIC. The amount of the provision for loan losses on covered loans that is expected to be recovered from the FDIC is recorded as an increase to the FDIC indemnification asset with an increase in noninterest income.

Concentrations of Credit Risk.  The Bank accepts deposits and grants credit primarily within the Treasure Valley region of southwestern Idaho, the tri-county region of central Oregon, and western Oregon. The Bank has a diversified loan portfolio and grants consumer, residential, commercial, and construction real estate loans, and is not dependent on any industry or group of clients. The Bank has a diversified loan portfolio, however, a substantial portion of its loans are real estate-related. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area. The Bank also regularly monitors real-estate related loans that include terms that may give rise to a concentration of credit risk, including high loan-to-value loans and interest-only loans.

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

Foreclosed Assets.  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed. The carrying amount of real estate and other property owned was $23.4 million and $30.5 million at September 30, 2011 and 2010, respectively. Covered real estate and other property owned totaled $16.2 million and $20.5 million at September 30, 2011 and 2010, respectively.

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

Buildings and leasehold improvements	15-40 years
Furniture, equipment and automobiles	3-12 years

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

FDIC Indemnification Asset.  Under the terms of the loss sharing agreements with the FDIC, which is a significant component of the acquisitions discussed in Note 2, the FDIC will absorb most of the losses and certain related expenses and share in loss recoveries on loans, leases and REO covered under the loss share agreements. The FDIC indemnification asset is measured separately from each of the covered asset categories. The indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages.

These cash flows are discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The FDIC indemnification asset will be reduced as losses are recognized on covered assets and loss sharing payments are received from the FDIC. Realized losses in excess of acquisition date estimates will increase the FDIC indemnification asset and the indemnifiable loss recovery is recorded in noninterest income. Conversely, if realized losses are less than acquisition date estimates, the FDIC indemnification asset will be reduced by a charge to earnings and is included with accretion (impairment) of FDIC indemnification asset in noninterest income.

Intangible Assets.  Intangible assets acquired in a purchase business combination with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Intangible assets on the Company’s Consolidated Balance Sheets consist of a core deposit intangible asset arising from whole bank acquisitions.  The core deposit intangible is initially measured at fair value and then is amortized on an accelerated method over the estimated useful life, which has been estimated to be 10 years. The original amount of core deposit intangibles was $4.1 million, with a balance at September 30, 2011 of $3.2 million.

The following table shows estimated amortization expense (in thousands):

Amount

Fiscal years ended September 30,
2012	$593
2013	485
2014	396
2015	324
2016	275
Thereafter	1,173

Total	$3,246

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company analyzed its tax positions, including the permanent and temporary differences as well as the major components of income and expense, and determined that it had no uncertain tax positions that would rise to the level of having a material effect on its Consolidated Financial Statements at September 30, 2011 or 2010.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Comprehensive Income.  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as separate components of equity.

Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense for the years ended September 30, 2011, 2010 and 2009, was $1.1 million, $1.2 million and $913,000 respectively.

Stock-Based Compensation.  Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Earnings Per Share.  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

Recent Accounting Pronouncements.  In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment (Topic 350).  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company did not early adopt this standard, which is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted.  The Company early adopted this standard, and presented the Consolidated Statements of Comprehensive Income (Loss) as a separate statement rather than part of the Consolidated Statements of Stockholders’ Equity.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively beginning in the period of adoption.  The amendments change the wording used to describe requirements for measuring fair value under U.S. GAAP to be more consistent with IFRSs.  The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860). ASU 2011-03 attempts to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before maturity. The effective date of ASU 2011-03 will be the first interim or annual period beginning after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is evaluating the impact this ASU will have on its financial condition and results of operations.

In April 2011, FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring.  This guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption.  The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Note 2 – Acquisitions

On August 7, 2009, the Bank entered into an agreement with the FDIC and acquired certain assets and assumed certain liabilities of Community First Bank, a full service community bank that was formerly headquartered in Prineville, Oregon.  The results of operations for fiscal year 2009 include the impact of the CFB Acquisition from the acquisition date through September 30, 2009. The CFB Acquisition consisted of assets with a preliminary estimated fair value of $189.8 million and liabilities with a preliminary estimated fair value of $174.5 million on the acquisition date. Through the CFB Acquisition, the Bank acquired a wholly-owned subsidiary, Community First Real Estate LLC, which owned three of the Bank’s banking offices in Central Oregon.

On July 30, 2010, the Bank entered into an agreement with the FDIC and acquired certain assets and assumed certain liabilities of LibertyBank, a full service community bank that was formerly headquartered in Eugene, Oregon (the LibertyBank Acquisition). The results of operations for fiscal year 2010 and beyond include the impact of the LibertyBank Acquisition from the acquisition date of July 30, 2010.  The LibertyBank Acquisition consisted of assets with a preliminary estimated fair value of $690.6 million and liabilities with a preliminary estimated fair value of $688.6 million on the acquisition date. Through the LibertyBank Acquisition, the Bank acquired three wholly-owned subsidiaries, two of which are inactive with no business activities. The third was Commercial Equipment Lease Corporation (CELC), which engages in the business of equipment lease financing. Leases are generally for terms of five years or less. Equipment financing agreements, or financing leases, are reported as commercial loans in the Company’s balance sheet. Other leases are included in loans, but reported separately in the accompanying footnotes.

In addition to the assets purchased and liabilities assumed, the Bank and the FDIC entered into loss sharing agreements.  These agreements cover realized losses and certain expenses on nearly all of the loans (“covered loans”) and foreclosed real estate purchased in the acquisitions (together “covered assets”). Under the agreements, the FDIC will reimburse the Bank for 80% of the first $34.0 million of realized losses and reimbursable expenses on covered assets and 95% on realized losses that exceed $34.0 million on covered assets from the CFB Acquisition. The FDIC will reimburse the Bank for 80% of the losses on covered assets from the LibertyBank Acquisition. Consumer loans purchased in the LibertyBank Acquisition that were not secured by real estate (such as automobile and deposit secured loans) are excluded from the loss sharing agreements. Additionally, total losses on the loans and leases of CELC are limited to the sum of the book value of the Bank’s investment in CELC and the Bank’s outstanding balance on a line of credit balance to CELC as of the date of the LibertyBank Acquisition. These amounts totaled $57.0 million at July 30, 2010, and are eliminated upon consolidation. The FDIC will also share in any recoveries on covered assets at the same rates as the loss sharing provisions.

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

The FDIC indemnification asset is measured separately from each of the covered asset categories. The indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The discount applied to the FDIC indemnification asset was between 6.25% and 7.00% during the years ended September 30, 2011 and 2010, respectively.

In September 2020, approximately ten years following the LibertyBank Acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the intrinsic loss estimate, which was determined by the FDIC prior to the Acquisition. The payment amount will be 50% of the excess, if any, of (i) 20% of the Total Intrinsic Loss Estimate of $60.0 million, which equals $12.0 million, less the sum of the following:

•	20% of the Net Loss Amount, which is the sum of all loss amounts on covered assets less the sum of all recovery amounts realized. This amount is not yet known;
•	25% of the asset premium (discount). This amount is ($7.5) million; and
•	3.5% of the total covered assets under the loss share agreements. This amount is $10.1 million.

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

The determination of the initial fair value of loans purchased in the acquisitions and the initial fair value of the related FDIC indemnification asset involved a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification asset reflected management’s best estimate of the amount to be realized on each of these assets.  However, the amount the Company realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing of collections on the acquired loans in future periods.  Because of the loss sharing agreements with the FDIC on these assets, the Company does not expect to incur any excessive losses. To the extent the actual values realized for the acquired loans are different from the estimates, the FDIC indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.

In its assumption of the deposit liabilities, the Company believed that the customer relationships associated with these deposits have intangible value. The Company applied ASC 350, Intangibles – Goodwill and Other, which prescribes the accounting for goodwill and other intangible assets, such as core deposit intangibles.  The Company determined the fair value of a core deposit intangible asset was approximately $2.1 million in the CFB Acquisition and $4.1 million in the LibertyBank Acquisition. In accordance with the provisions of SFAS No. 141, the Company allocated the excess of fair value of net assets acquired over cost to the fair value of the core deposit intangible asset in the CFB Acquisition, thus reducing the carrying value of the intangible asset to zero. At September 30, 2011, the $3.2 million core deposit intangible reported on the Company’s balance sheet relates to the LibertyBank Acquisition. In determining the valuation of this intangible asset, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

The loss sharing agreements and recovery provisions for one-to-four family loans is in effect for 10 years from the acquisition dates. For all other covered loans and leases, the loss sharing agreement and recovery provision is in effect for five years and eight years, respectively, from the Acquisition Date.

The LibertyBank Acquisition provided an opportunity to broaden and deepen the Bank’s deposit franchise. The Company’s management has from time to time become aware of acquisition opportunities and has performed various levels of review related to potential acquisitions in the past.  This particular transaction was attractive for a variety of reasons, including the:

•	ability to expand into non-overlapping yet complementary markets on the outer rim of the Company’s targeted growth markets;
•	ability to achieve improvement in branch performance in the Bank’s Central Oregon region due to overlap of banking offices;
•	ability to compete against banks in LibertyBank’s markets based on Home Federal’s relative capital strength;
•	diversification of the Bank’s loan portfolio by introducing a significant level of commercial business loans;
•
attractiveness of immediate core deposit growth with low cost of funds.  Over the past several years, organic core deposit growth has been difficult as financial institutions competed over core deposits.  The LibertyBank Acquisition allowed the Bank to immediately increase core deposits at an attractive cost.

A summary of the net assets purchased in the LibertyBank Acquisition and the estimated fair value adjustments were as follows at the acquisition date (in thousands):

Estimated Fair Values at July 31, 2010

Assets
Cash and equivalents	$59,158
Cash due from FDIC	313,944
Investments available-for-sale	34,719
Covered loans and leases	192,023
Other loans, not covered	5,572
FHLB stock	7,391
Covered real estate owned	15,242
Core deposit intangible	4,107
FDIC indemnification asset	56,694
Other assets	1,728

Total assets acquired	690,578

Liabilities
Deposits	682,569
FHLB advances	1,066
Other liabilities	3,735
Deferred tax liability, due to bargain purchase gain	1,251

Total liabilities assumed	688,621

Net assets acquired	$1,957

The operating results of the Company for the years ended September 30, 2011, 2010 and 2009, include the operating results of the acquired assets and assumed liabilities since the acquisition dates of July 30, 2010 for the LibertyBank Acquisition and August 7, 2009, for the CFB Acquisition. Due primarily to the significant amount of fair value adjustments and the loss sharing agreements included in the acquisitions, historical results of LibertyBank and Community First Bank are not believed to be relevant to the Company’s results; therefore, pro forma information is not presented herein. Expenses during fiscal 2010 related to the LibertyBank Acquisition totaled approximately $520,000 and were recorded in professional fees in the Consolidated Statement of Operations.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities.  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans.  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Real Estate Owned (REO).  Nonrecurring adjustments to certain commercial and residential real estate properties classified as REO are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

The following table summarized the Company’s financial assets that were measured at fair value on a recurring basis at September 30, 2011 and 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2011
Obligations of U.S. Government Sponsored Enterprise (GSE)	$--	$82,303	$--	$82,303
Obligations of states and political subdivisions	--	15,605	--	15,605
Corporate note, FDIC-guaranteed	--	1,011	--	1,011
Mortgage-backed securities, GSE issued	--	281,603	--	281,603
Mortgage-backed securities, private label	--	325	--	325

September 30, 2010
Obligations of U.S. GSE	$--	$52,022	$--	$52,022
Obligations of states and political subdivisions	--	6,789	--	6,789
Corporate note, FDIC-guaranteed	--	1,025	--	1,025
Mortgage-backed securities, GSE issued	--	214,920	--	214,920
Mortgage-backed securities, private label	--	424	--	424

Additionally, certain assets are measured at fair value on a non-recurring basis.  These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

The following table summarizes the Company’s assets that were measured at fair value on a non-recurring basis at September 30, 2011 and 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

September 30, 2011
Impaired loans:
One-to-four family residential	$--	$--	$3,060	$3,060
Commercial and multifamily	--	--	5,853	5,853
Real estate construction	--	--	1,071	1,071
Home equity	--	--	183	183
Consumer	--	--	15	15
Commercial business	--	--	67	67
Total impaired loans	--	--	10,249	10,249

REO:
One-to-four family residential	--	--	1,250	1,250
Commercial and multifamily	--	--	4,354	4,354
Real estate construction	--	--	5,098	5,098
Total REO	--	--	10,702	10,702

Total impaired loans and REO at fair value	$--	$--	$20,951	$20,951

September 30, 2010
Impaired loans	$--	$--	$6,773	$6,773
REO	--	--	8,288	8,288

Total impaired loans and REO at fair value	$--	$--	$15,061	$15,061

Impaired loans, which are measured for impairment using the fair value of the collateral at September 30, 2011, had a carrying amount of $10.2 million, net of specific valuation allowances totaling $1.4 million. The specific valuation allowance on impaired loans during the fiscal years ended September 30, 2011 and 2010, required a provision of $8.4 million and $7.0 million, respectively.

Real estate owned, which is recorded at estimated fair value less costs to sell, had a carrying amount of $10.7 million at September 30, 2011, which is comprised of the outstanding balance of $10.7 million, with no valuation allowance.  At September 30, 2010, real estate owned measured at fair value less costs to sell had a carrying value of

$8.3 million, which is made up of the outstanding balance of $11.2 million, net of a valuation allowance of $2.9 million. The provision for declines in the value of real estate owned totaled $1.4 million and $3.2 million for the years ended September 30, 2011 and 2010, respectively, net of amounts recoverable from the FDIC under loss sharing agreements.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30
	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$190,734	$190,734	$416,426	$416,426
Investment securities	380,847	380,847	275,180	275,180
Loans held for sale	2,088	2,088	5,135	5,135
Loans receivable, net	465,392	474,899	614,011	621,282
FDIC indemnification receivable, net	33,863	33,863	64,574	64,574
FHLB stock	17,717	n/a	17,717	n/a
Accrued interest receivable	2,800	2,800	2,694	2,694

Financial liabilities:
Demand and savings deposits	$649,210	$649,210	$613,627	$613,627
Certificates of deposit	310,299	315,492	576,035	584,634
FHLB advances and other borrowings	4,892	4,977	67,622	71,050
Advances by borrowers for taxes and insurance	1,333	1,333	4,658	4,658
Accrued interest payable	249	249	631	631

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents.  The carrying amount approximates fair value.

Investment Securities. The Company’s investment securities available-for-sale consist primarily of securities issued by U.S. Government sponsored enterprises that trade in active markets.  These securities are included under Level 2 because there may or may not be daily trades in each of the individual securities and because the valuation of these securities may be based on instruments that are not exactly identical to those owned by the Company.

Loans Held for Sale.  The carrying amount approximates fair value.

FHLB Stock.  The determination of fair value of FHLB stock was impractical due to restrictions on the transferability of the stock.

Loans Receivable.  Fair values for all performing loans are estimated using a discounted cash flow analysis, utilizing interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  In addition, the fair value reflects the decrease in loan values as estimated in the allowance for loan losses calculation. Leases are excluded from the table above.

FDIC Indemnification Asset. Carrying value approximates fair value as the receivable is recorded at the net present value of estimated cash flows.

Accrued Interest Receivable.  The carrying amount approximates fair value.

Deposits.  The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit are estimated using discounted cash flow analysis using the rates currently offered for deposits of similar remaining maturities.

FHLB Advances and Other Borrowings.  The fair value of the borrowings is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made.

Advances by Borrowers for Taxes and Insurance.  The carrying amount approximates fair value.

Accrued Interest Payable.  The carrying amount approximates fair value.

Off-Balance Sheet Instruments.  Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at September 30, 2011 and 2010, were insignificant.

Note 4 – Securities

The Company’s investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk, and generally limit investments to mortgage-backed securities, U.S. Government and agency securities, municipal bonds, certificates of deposit and marketable corporate debt obligations. Investment securities available-for-sale consisted of the following at September 30, 2011 and 2010 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
September 30, 2011
Obligations of U.S. GSE	$81,751	$581	$(29)	$82,303	21.6%
Obligations of states and political subdivisions	14,855	750	--	15,605	4.1
Corporate note, FDIC-guaranteed	1,008	3	--	1,011	0.3
Mortgage-backed securities, GSE-issued	272,765	8,908	(70)	281,603	73.9
Mortgage-backed securities, private label	369	--	(44)	325	0.1

Total	$370,748	$10,242	$(143)	$380,847	100.0%

September 30, 2010
Obligations of U.S. GSE	$51,844	$255	$(77)	$52,022	18.9%
Obligations of states and political subdivisions	6,786	86	(83)	6,789	2.5
Corporate note, FDIC-guaranteed	1,022	3	--	1,025	0.4
Mortgage-backed securities, GSE-issued	208,492	6,692	(264)	214,920	78.1
Mortgage-backed securities, private label	449	--	(25)	424	0.1

Total	$268,593	$7,036	$(449)	$275,180	100.0%

For the years ended September 30, 2011, 2010 and 2009, proceeds from sales of securities available-for-sale amounted to $28.2 million, $2.7 million and $10.9 million, respectively. Gross realized gains for the years ended September 30, 2011, 2010 and 2009 were $607,000, $105,000 and $121,000, respectively. Gross realized losses for the years ended September 30, 2011, 2010 and 2009 were $0, $7,000 and $324,000 respectively.  All gain and losses were included in other noninterest income on the Consolidated Statements of Operations.

The fair value of securities with unrealized losses, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2011 and 2010, are as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Obligations of U.S. GSE	$8,159	$(22)	$2,454	$(7)	$10,613	$(29)
Mortgage-backed securities, GSE-issued	13,654	(70)	10	--	13,664	(70)
Mortgage-backed securities, private label	--	--	325	(44)	325	(44)

Total	$21,813	$(92)	$2,789	$(51)	$24,602	$(143)

September 30, 2010
Obligations of U.S. GSE	$14,111	$(77)	$--	$--	$14,111	$(77)
Obligations of states and political subdivisions	3,674	(83)	--	--	3,674	(83)
Mortgage-backed securities, GSE-issued	50,997	(264)	--	--	50,997	(264)
Mortgage-backed securities, private label	424	(25)	--	--	424	(25)

Total	$69,206	$(449)	$--	$--	$69,206	$(449)

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

	September 30,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$8,401	$8,421	$3,054	$3,048
Due after one year through five years	53,779	54,058	28,959	29,017
Due after five years through ten years	8,827	9,229	14,028	14,191
Due after ten years	26,607	27,211	13,611	13,580

Mortgage-backed securities	273,134	281,928	208,941	215,344

Total	$370,748	$380,847	$268,593	$275,180

As of September 30, 2011 and 2010, the Bank pledged investment securities for the following obligations (in thousands):

	September 30,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

FHLB borrowings	$36,752	$39,838	$51,174	$54,309
Federal Reserve Bank	1,986	2,128	3,767	3,916
Repurchase agreements	8,218	8,604	17,784	18,804
Deposits of municipalities and public units	17,329	18,191	19,977	21,106
Total	$64,285	$68,761	$92,702	$98,135

At September 30, 2011, our holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity (at fair value) were obligations of U.S. GSEs ($82.3 million) and mortgage-backed securities to GSEs: Fannie Mae ($132.0 million), Freddie Mac ($99.6 million) and Ginnie Mae ($46.9 million).

Note 5 – Loans Receivable and the Allowance for Loan Losses

Loans receivable are summarized as follows at September 30, 2011 and 2010 (dollars in thousands):

	September 30,
	2011		2010
	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$125,640	26.0%	$157,574	24.7%
Multifamily residential	18,418	3.8	20,759	3.3
Commercial	205,929	42.6	228,643	35.9
Total real estate	349,987	72.4	406,976	63.9

Real estate construction:
One-to-four family residential	9,054	1.9	24,707	3.9
Multifamily residential	111	--	2,657	0.4
Commercial and land development	16,174	3.3	21,190	3.3
Total real estate construction	25,339	5.2	48,554	7.6

Consumer:
Home equity	48,901	10.1	56,745	8.9
Automobile	980	0.2	1,466	0.2
Other consumer	5,473	1.2	8,279	1.3
Total consumer	55,354	11.5	66,490	10.4

Commercial business	49,777	10.3	108,051	17.0
Leases	2,821	0.6	6,999	1.1
Gross loans	483,278	100.0%	637,070	100.0%

Deferred loan fees	(700)		(628)
Allowance for loan losses	(14,365)		(15,432)

Loans receivable, net	$468,213		$621,010

The majority of residential mortgage loans are pledged as collateral for potential FHLB advances (see Note 9).

The following tables present loans at their recorded investment. Recorded investment includes the unpaid principal balance or the carrying amount of loans plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was $1.2 million and $1.5 million as of September 30, 2011 and 2010, respectively.

The following table presents the recorded investment in nonperforming loans and an aging of performing loans by class as of September 30, 2011 (in thousands):

	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$4,906	$--	$4,906	$38	$368	$104,964	$110,276
Multifamily residential	--	--	--	--	--	9,631	9,631
Commercial real estate	5,887	--	5,887	--	--	139,262	145,149
Total real estate	10,793	--	10,793	38	368	253,857	265,056

Real estate construction:
One-to-four family residential	474	--	474	--	--	7,631	8,105
Multifamily residential	--	--	--	--	--	111	111
Commercial real estate	774	--	774	--	--	5,827	6,601
Total real estate construction	1,248	--	1,248	--	--	13,569	14,817

Consumer:
Home equity	406	--	406	139	40	34,712	35,297
Automobile	--	--	--	--	--	678	678
Other consumer	--	--	--	8	4	4,396	4,408
Total consumer	406	--	406	147	44	39,786	40,383

Commercial business	498	--	498	--	--	7,792	8,290
Leases	--	--	--	--	--	283	283

Total noncovered loans	12,945	--	12,945	185	412	315,287	328,829

Covered loans
Real estate:
One-to-four family residential	648	--	648	--	60	14,759	15,467
Multifamily residential	1,393	--	1,393	--	--	7,394	8,787
Commercial real estate	6,927	--	6,927	271	--	53,581	60,779
Total real estate	8,968	--	8,968	271	60	75,734	85,033

Real estate construction:
One-to-four family residential	666	--	666	--	--	284	950
Multifamily residential	--	--	--	--	--	--	--
Commercial real estate	1,685	--	1,685	30	--	7,858	9,573
Total real estate construction	2,351	--	2,351	30	--	8,142	10,523

Consumer:
Home equity	57	--	57	303	--	13,405	13,765
Automobile	--	--	--	--	--	302	302
Other consumer	20	--	20	--	1	1,078	1,099
Total consumer	77	--	77	303	1	14,785	15,166

Commercial business	221	--	221	--	--	41,516	41,737
Leases	--	--	--	--	--	2,538	2,538

Total covered loans	11,617	--	11,617	604	61	142,715	154,997
Total gross loans	$24,562	$--	$24,562	$789	$473	$458,002	$483,826

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

Watch.  Loans that possess some reason for additional management oversight, such as correctable documentation deficiencies, recent financial setbacks, deteriorating financial position, industry concerns, and failure to perform on other borrowing obligations. Loans with this classification are to be monitored in an effort to correct deficiencies and upgrade the credit if warranted. At the time of this classification, they are not believed to expose the Bank to significant risk.

Special Mention.  Performing loans that have developed minor credit weaknesses since origination. Evidence of credit weakness include the primary source of repayment has deteriorated and no longer meets debt service requirements as defined in policy, the borrower may have a short track record and little depth of management, inadequate current financial information, marginal capitalization, and susceptibility to negative industry trends. The primary source of repayment remains viable but there is increasing reliance on collateral or guarantor support.

Substandard.  A loan is considered substandard if it is inadequately protected by the current net worth, liquidity and paying capacity of the borrower or collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values.

Loans not meeting the criteria above are considered to be Pass rated loans. As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$104,459	$69	$--	$5,748	$--	$110,276
Multifamily residential	5,407	1,682	1,032	1,510	--	9,631
Commercial real estate	90,001	7,588	17,470	30,090	--	145,149
Total real estate	199,867	9,339	18,502	37,348	--	265,056

Real estate construction:
One-to-four family residential	5,198	2,181	--	726	--	8,105
Multifamily residential	--	--	111	--	--	111
Commercial real estate	4,488	--	643	1,470	--	6,601
Total real estate construction	9,686	--	754	2,196	--	14,817

Consumer:
Home equity	34,546	125	39	587	--	35,297
Automobile	672	6	--	--	--	678
Other consumer	4,228	103	48	29	--	4,408
Total consumer	39,446	234	87	616	--	40,383

Commercial business	7,204	220	381	485	--	8,290
Leases	283	--	--	--	--	283

Total noncovered loans	256,486	11,974	19,724	40,645	--	328,829

Covered loans
Real estate:
One-to-four family residential	4,848	788	1,971	7,860	--	15,467
Multifamily residential	6,046	1,136	170	1,435	--	8,787
Commercial real estate	24,407	2,060	12,005	22,307	--	60,779
Total real estate	35,301	3,984	14,146	31,602	--	85,033

Real estate construction:
One-to-four family residential	235	--	--	715	--	950
Multifamily residential	--	--	--	--	--	--
Commercial real estate	2,053	117	2,594	4,809	--	9,573
Total real estate construction	2,288	117	2,594	5,524	--	10,523

Consumer:
Home equity	13,222	474	--	69	--	13,765
Automobile	302	--	--	--	--	302
Other consumer	1,047	14	--	38	--	1,099
Total consumer	14,571	488	--	107	--	15,166

Commercial business	28,273	1,464	7,268	4,732	--	41,737
Leases	2,538	--	--	--	--	2,538

Total covered loans	82,971	6,053	24,008	41,965	--	154,997
Total gross loans	$339,457	$18,027	$43,732	$82,610	$--	$483,826

A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement with the borrower.  The following table summarizes impaired loans at September 30, 2011 and 2010 (in thousands):

	September 30,
	2011	2010

Impaired loans with related specific allowance	$6,617	$9,294
Impaired loans with no related allowance	10,825	6,197

Total impaired loans	$17,442	$15,491

Specific allowance on impaired loans	$1,360	$2,521
Average balance of impaired loans	23,495	20,824

As of September 30, 2011 and 2010, accruing loans that were contractually past due 90 days or more totaled $0 and $116,000, respectively. Nonaccrual loans totaled $24.6 million and $34.7 million at September 30, 2011 and 2010, respectively.  Interest income recognized on impaired loans during the fiscal years ended September 30, 2011 and 2010 was immaterial.

The following table presents loans deemed impaired by class of loans as of and during the year ended September 30, 2011 (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
Noncovered loans
With no related allowance recorded:
One-to-four family residential	$3,756	$3,325	$--	$1,834
Commercial real estate	1,897	1,759	--	2,194
Real estate construction	2,261	741	--	1,205
Home equity	1,352	281	--	147
Commercial business and leases	663	498	--	390
Total noncovered loans with no related allowance	9,929	6,604	--	5,770

With an allowance recorded:
One-to-four family residential	1,823	1,826	(412)	2,062
Commercial real estate	4,128	4,128	(602)	5,227
Real estate construction	514	514	(227)	1,499
Home equity	149	149	(119)	134
Commercial business and leases	--	--	--	479
Total noncovered loans with an allowance recorded	6,614	6,617	(1,360)	9,401

Covered loans
With no related allowance recorded:
One-to-four family residential	604	377	--	342
Multifamily residential	--	--	--	659
Commercial real estate	3,525	2,796	--	5,312
Real estate construction	1,801	869	--	1,637
Home equity	365	57	--	19
Consumer	37	20	--	5
Commercial business and leases	132	102	--	350
Total covered loans with no related allowance	6,464	4,221	--	8,324
Total impaired loans	$23,007	$17,442	$(1,360)	$23,495

Troubled debt restructurings totaled $7.0 million and $10.1 million at September 30, 2011 and 2010, respectively, and are included in the impaired loan disclosures above. Of these amounts, $440,000 and $4.7 million were covered under loss share agreements with the FDIC at September 30, 2011 and 2010, respectively. The Company has allocated $1.2 million and $1.1 million of specific reserves to customers whose loan terms have been modified in

TDRs as of September 30, 2011 and 2010.  There were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 (in thousands):

	September 30, 2011
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
Noncovered loans
One-to-four family residential	$412	$984	$--	$5,151	$105,125	$--
Commercial and multifamily	602	4,401	--	5,887	148,893	--
Real estate construction	227	671	--	1,255	13,562	--
Home equity	119	1,460	--	430	34,867	--
Consumer	--	62	--	--	2,710	2,376
Commercial business	--	211	--	498	7,792	--
Leases	--	76	--	--	283	--
Total noncovered loans	1,360	7,865	--	13,221	313,232	2,376

Covered loans
One-to-four family residential	--	77	--	377	2,933	12,157
Commercial and multifamily	--	1,597	--	2,796	26,374	40,396
Real estate construction	--	698	1,871	869	3,092	6,562
Home equity	--	340	--	57	5,683	8,025
Consumer	--	31	--	20	1,319	62
Commercial business	--	432	94	102	7,152	34,483
Leases	--	--	--	--	2,538	--
Total covered loans	--	3,175	1,965	4,221	49,091	101,685
Total gross loans	$1,360	$11,040	$1,965	$17,442	$362,323	$104,061

Activity in the allowance for loan losses for the year ended September 30, 2011 was as follows (in thousands):

	As of September 30, 2010	Provisions	Charge-Offs	Recoveries	As of September 30, 2011
Noncovered loans
Real estate:
One-to-four family residential	$3,165	$(479)	$(1,683)	$393	$1,396
Commercial and multifamily	5,188	494	(718)	39	5,003
Total real estate	8,353	15	(2,401)	432	6,399

Real estate construction	1,427	(465)	(668)	604	898

Home equity	1,517	1,622	(1,680)	120	1,579

Consumer	138	(28)	(54)	6	62

Commercial business	470	(98)	(303)	142	211

Leases	--	76	--	--	76

Total noncovered loans	11,905	1,122	(5,106)	1,304	9,225

Covered loans
Real estate:
One-to-four family residential	53	250	(236)	10	77
Commercial and multifamily	2,258	2,604	(3,431)	166	1,597
Total real estate	2,311	2,854	(3,667)	176	1,674

Real estate construction	448	6,385	(5,056)	792	2,569

Home equity	--	635	(308)	13	340

Consumer	248	(132)	(96)	11	31

Commercial business	520	532	(902)	376	526

Leases	--	--	--	--	--

Total covered loans	3,527	10,274	(10,029)	1,368	5,140
Total	$15,432	$11,396	$(15,135)	$2,672	$14,365

Activity in the allowance for loan losses for the year ended September 30, 2010 and 2009 was as follows (in thousands):

	Year Ended September 30,
	2010	2009

Beginning balance	$28,735	$4,579

Provision for loan losses	10,300	16,085
Losses on loans charged-off	(14,707)	(8,978)
Recoveries on loans charged-off	314	238
Increase due to acquisition	--	16,811
Adjustment to original purchase accounting	(9,210)	--

Ending balance	$15,432	$28,735

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

	Year Ended September 30,
	2011	2010

Beginning balance of accretable yield	$35,163	$--

Changes in accretable yield due to:
Acquisition of loans	--	37,958
Transfer from nonaccretable difference	16,505	--
Accretable yield recognized as interest income	(19,808)	(2,795)

Ending balance of accretable yield	$31,860	$35,163

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $8.8 million and $20.6 million at September 30, 2011 and 2010, respectively, all of which were purchased in the CFB Acquisition. At September 30, 2011 and 2010, the allowance for losses on purchased credit impaired loans was $2.0 million and $0, respectively.  The provision for loan losses and reductions in the allowance for purchased credit impaired loans was $2.9 million and $864,000, respectively, during the year ended September 30, 2011.

On July 30, 2010, the Bank consummated the LibertyBank Acquisition. At the acquisition date, management estimated the fair value of the acquired loan portfolio to be $197.6 million, which represents the expected cash flows from the portfolio discounted at a market-based rate and includes leases with a preliminary estimated fair value of $7.4 million. After detailed review by management and competent independent third parties, loans acquired in the LibertyBank Acquisition that were placed on nonaccrual status, designated as troubled debt restructurings prior to the acquisition, graded substandard or doubtful or exhibited other evidence of credit impairment since origination were grouped into 11 pools based on loan type, collateral and credit risk characteristics. The Company accounts for these loans with specifically-identified credit deficiencies under ASC 310-30. The preliminary estimated fair value of purchased loans with specifically-identified credit deficiencies in the LibertyBank Acquisition was $40.7 million on the date of acquisition.

All remaining loans purchased in the LibertyBank Acquisition were grouped into 11 pools with common risk characteristics, including loan type and collateral. These loans were then evaluated to determine estimated fair value as of the acquisition date. Although no specific credit deficiencies are specifically identifiable, management believes there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the poor economic environment both nationally and locally as well as the unfavorable real estate market particularly in Oregon and the Pacific Northwest. In addition, these loans were acquired from a failed financial institution which implies poor, or at least questionable, underwriting. Based on management’s preliminary estimate of fair value, each of these pools was assigned a discount credit adjustment that reflects expected credit losses. The Company applies ASC 310-30 accounting by analogy to these loans. Leases are excluded from the application of ASC 310-30.

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

The following table summarizes information regarding loans purchased in the LibertyBank Acquisition and accounted for under ASC 310-30 (in thousands):

As of July 30, 2010

Face value of loans at acquisition	$259,140

Acquisition date estimate of future cash flows to be collected	$228,147
Less: Preliminary estimated fair value	190,189

Acquisition date estimate of accretable yield	$37,958

Acquisition date contractual cash flows	$346,336
Less: Acquisition date estimate of future cash flows to be collected	228,147

Acquisition date nonaccretable difference	$118,188

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $8.8 million and $20.6 million at September 30, 2011 and 2010, which were purchased in the CFB Acquisition.  The carrying amount of purchased credit impaired loans acquired in the CFB Acquisition totaled $8.8 million and $21.9 million at September 30, 2011 and 2010, respectively. At September 30, 2011, purchased credit impaired loans acquired in the LibertyBank Acquisition totaled $95.3 million.

Pursuant to the terms of the loss sharing agreements with the FDIC, the FDIC is obligated to reimburse the Company for a significant portion of losses on covered loans. See Note 2 for additional information on the loss sharing agreements. Net covered loans totaled $149.9 million and $266.0 million at September 30, 2011 and 2010, respectively.

Note 6 – FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the year ended September 30, 2011 and 2010 was as follows (in thousands):

	Reimbursement Rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable

Balance at September 30, 2009	$34,000	$4,405	$31,385	$(1,347)	$30,038

LibertyBank Acquisition	75,167	--	60,134	(3,440)	56,694
Payments from FDIC for losses on covered assets	(28,500)	--	(22,800)	--	(22,800)
(Decrease) increase in estimated losses	--	(827)	(786)	--	(786)
Discount accretion	--	--	--	1,428	1,428

Balance at September 30, 2010	80,667	3,578	67,933	(3,359)	64,574

Payments from FDIC for losses on covered assets	(40,721)	(2,560)	(35,009)	--	(35,009)
(Decrease) increase in estimated losses	(8,393)	8,056	939	--	939
Discount accretion	--	--	--	3,359	3,359

Balance at September 30, 2011	$31,553	$9,074	$33,863	$--	$33,863

For the CFB Acquisition, amounts receivable from the FDIC have been estimated at 80% of losses on covered assets (acquired loans and REO) up to $34.0 million. Reimbursable losses in excess of $34.0 million have been estimated at 95% of the amount recoverable from the FDIC.  For the LibertyBank Acquisition, amounts receivable from the FDIC have been estimated at 80% of losses on all covered assets. The discount rate applied to estimated future cash flows was between 6.25% and 7.00%.

Note 7 – Property and Equipment

Property and equipment at September 30, 2011 and 2010 are summarized as follows (in thousands):

	September 30,
	2011	2010

Land	$5,109	$5,383
Buildings and leasehold improvements	26,316	22,613
Construction in progress	--	137
Furniture and equipment	16,584	13,800
Automobiles	102	145

Total cost	48,111	42,078

Less accumulated depreciation	(15,368)	(14,123)

Net book value	$32,743	$27,955

Repairs and maintenance are charged against income as incurred; major remodels and improvements are capitalized. Depreciation charged against operations for the years ended September 30, 2011, 2010 and 2009, was $2.6 million, $2.1 million and $1.7 million, respectively.

In October 2010, the Bank notified the FDIC of its intent to purchase the property of, or assume the leases, on all but two of the banking offices of LibertyBank under a purchase option available in the purchase and assumption agreement for the LibertyBank Acquisition. The purchase price for the land and buildings was approximately $10.7 million. Additionally the Bank agreed to purchase furniture and equipment in these banking offices at a purchase price of approximately $700,000.

Note 8 – Deposit Accounts

Deposit information by type and weighted average rates are summarized as follows (dollars in thousands):

	September 30,
	2011		2010
	Rate	Amount	Rate	Amount

Noninterest-bearing demand	--%	$141,040	--%	$138,300
Interest-bearing demand	0.17	228,315	0.26	203,554
Money market accounts	0.34	177,183	0.48	180,454
Health savings accounts	0.20	23,032	0.52	22,240
Savings deposits	0.15	79,640	0.42	69,079

		649,210		613,627

Certificates of deposit	0.00-0.99	130,183	0.00-0.99	59,356
	1.00-1.99	62,009	1.00-1.99	280,261
	2.00-2.99	69,288	2.00-2.99	168,664
	3.00-3.99	35,773	3.00-3.99	47,631
	4.00-4.99	11,101	4.00-4.99	15,259
	5.00-5.99	1,482	5.00-5.99	4,506
	6.00 and up	463	6.00 and up	358

Total certificates of deposit		310,299		576,035

Total deposits		$959,509		$1,189,662

Scheduled maturities of certificates of deposit are as follows during the fiscal years presented (in thousands):

	September 30,
	2011	2010

Fiscal year ending September 30,
2011	$--	$369,770
2012	193,823	122,306
2013	42,781	27,426
2014	19,614	12,649
2015	41,525	42,422
2016	12,343	1,462
Thereafter	213	--

	$310,299	$576,035

At September 30, 2011 and 2010, certificates of deposit of $100,000 or greater were $112.4 million and $228.1 million, respectively.

Interest expense by type of deposit account is summarized as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009

Demand and money market deposits	$1,591	$1,797	$1,116
Savings deposits	175	306	236
Certificates of deposit	5,025	5,099	5,724

Total	$6,791	$7,202	$7,076

Accrued interest on deposit accounts at September 30, 2011 and 2010 was $249,000 and $422,000, respectively.

Note 9 – Federal Home Loan Bank Advances and Other Borrowings

The Bank has the ability to borrow up to 40% of its total assets from the FHLB of Seattle, limited by available collateral. Advances are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB of Seattle, and certain residential mortgages and mortgage-backed securities. The outstanding balances on FHLB advances at September 30, 2010 were $58.9 million.  No FHLB borrowings were outstanding at September 30, 2011.  The Bank repaid all outstanding borrowings with the FHLB, totaling $48.3 million on September 22, 2011, and incurred a $2.0 million prepayment penalty from this transaction.

Other borrowings include securities sold under obligations to repurchase (repurchase agreements) that are originated directly with commercial and retail customers. These borrowings are collateralized with securities issued by U.S. Government sponsored enterprises. Repurchase agreements totaled $4.9 million and $8.8 million at September 30, 2011 and 2010, respectively, and had average rates of 1.72% and 1.45% at those dates, respectively.

The Bank’s borrowings consisted of the following during the years ended September 30, 2011 and 2010 (dollars in thousands):

	Year Ended September 30,
	2011	2010

Maximum outstanding at any month end	$67,000	$85,000
Average outstanding	56,000	79,000

Weighted average interest rates
For the period	4.04%	3.98%
At end of period	1.72	3.95

Scheduled maturities of the Company’s borrowings are as follows during the fiscal years presented (dollars in thousands):

	September 30,
	2011		2010
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Fiscal Year:
2011	--%	$--	3.30%	$16,816
2012	1.22	2,254	4.17	21,524
2013	2.15	2,638	4.09	26,282
2014	--	--	4.83	2,000
2015	--	--	4.83	1,000

Total		$4,892		$67,622

Note 10 – Employee Retirement Plans

401(k) Plan.  The Company has a 401(k) retirement plan covering substantially all of its employees. During the period January 1, 2010 through December 31, 2011, the Company matches 50% of employee contributions up to the employee’s first 6% contributed to the Plan.  This plan was modified in October 2011, and effective January 1, 2012, the Company will match 100% of employee contributions up to the employee’s first 4% contributed to the Plan.  For the years ended September 30, 2011, 2010 and 2009, total Company contributions were $353,000, $291,000 and $251,000, respectively.

During September 2011, the Home Federal Bank 401(k) Plan and the Home Federal Bancorp, Inc., Employee Stock Ownership Plan were merged into a new plan, the Home Federal 401(k) Plan and Employee Stock Ownership Plan (KSOP) and will refinance the ESOP loans.

Salary Continuation Plan. As a supplement to the 401(k) retirement plan (and after January 1, 2012, the KSOP plan), the Company has adopted a Salary Continuation Plan pursuant to agreements with certain executive officers of the Company and its subsidiaries. Under the Salary Continuation Plan, an executive will be entitled to a stated

annual benefit for a period of 15 years (i) upon retirement from the Company after attaining age 65, or (ii) upon attaining age 65 if his or her employment had been previously terminated due to disability. In the event the executive dies while in active service, the Company shall pay the beneficiary the normal retirement projected benefit for a period of 15 years commencing with the month following the executive’s death. At September 30, 2011, this death benefit contingency totaled $5.5 million and is not reported on the Consolidated Balance Sheets.  In the event the executive dies after age 65, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. Upon termination of employment, the annual benefit amount is 50% of the officer’s average final 36 months base salary. Benefits under the Plan vest over ten years. Upon early retirement, the Company shall pay the executive the vested accrual balance as of the end of the month prior to the early retirement date. The Company will pay the early retirement benefit in 180 equal installments.

The accrued liability for the salary continuation plan was $2.6 million and $2.4 million at September 30, 2011 and 2010, respectively. The amounts recognized in compensation expense were $336,000, $265,000 and $141,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

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

The Company accrues annual interest on the unfunded liability under the plan based upon a formula relating to the change in retained earnings of the Bank, which amounted to 0%, 0% and 11.56% for the years ended September 30, 2011, 2010 and 2009, respectively. The accrued liability for the deferred incentive compensation agreements was $2.5 million and $2.5 million at September 30, 2011 and 2010, respectively. The amounts recognized in compensation expense were $170,000, $141,000 and $152,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

Director Retirement Plan. Home Federal Bancorp adopted a director retirement plan, effective January 1, 2005, that replaced prior plans. The plan is an unfunded nonqualified retirement plan for directors. Upon the later of  attaining age 72 or termination of service, the director will receive an annual benefit equal to 50 percent of the fees paid to the director for the preceding year, payable in monthly installments over 15 years. The accrued benefit vests at a rate of 10 percent per year, except in the event of disability, in which case the vested percentage is 100 percent. If the director terminates service within 24 months following a change in control, he will receive 100 percent of his accrued benefit, plus a change in control benefit equal to 2.99 times his or her directors fees for the prior year. Change in control payments are subject to reduction to avoid excise taxes under Section 280G of the Internal Revenue Code. In the event a director dies before termination of service, his beneficiary would receive his projected benefit, which is the final benefit the director would have received had he attained age 72, assuming a 4% annual increase in the directors’ fees. In the event the director dies after separation from service, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. In-service distributions are permitted in limited circumstances.

The accrued liability for the director retirement plans was $630,000 and $609,000 at September 30, 2011 and 2010, respectively. The amounts recognized in compensation expense were $67,000, $63,000 and $53,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

The Company’s deferred compensation agreements and supplemental executive retirement plans are unfunded plans and have no plan assets. The following table reconciles the accumulated liability for the benefit obligation of these contracts (in thousands). The benefit obligation represents the net present value of future payments to individuals under the agreements.

	Year Ended September 30,
	2011	2010

Beginning balance	$5,504	$5,260
Benefit expense	516	458
Director fee deferrals	55	55
Benefit payments	(278)	(269)

Ending Balance	$5,797	$5,504

Note 11 – Stock-Based Compensation

At September 30, 2011, the Company maintained multiple long-term stock-based benefit plans that enable the Company to grant stock options, stock appreciation rights and restricted stock awards to employees and directors. The plans include the 2005 Stock Option Plan, the 2005 Recognition and Retention Plan and the 2008 Equity Incentive Plan. The plans were approved by shareholders in 2005 and 2009.

Restricted Stock Awards. The Company grants restricted stock awards to promote the long-term interests of the Company and its stockholders by providing restricted stock as a means for attracting and retaining directors and key employees. The maximum number of restricted shares that may be awarded under the plans is 692,143. The fair value of restricted stock awards are accrued ratably as compensation expense over the vesting period of the award. The amounts recognized in compensation expense were $433,000, $831,000 and $703,000 for the years ended September 30, 2011, 2010 and 2009 respectively. The Company has an aggregate of 231,687 restricted shares available for future issuance.

Restricted stock activity is summarized in the following table:
	Number of Shares	Weighted Average Fair Value at Date of Grant

Nonvested at September 30, 2008	185,150	$11.54

Vested	(53,188)	11.39
Granted	183,000	9.39
Forfeited	(23,884)	11.42

Nonvested at September 30, 2009	291,078	10.23

Vested	(74,229)	10.58
Granted	5,000	14.01
Forfeited	(30,607)	9.50

Nonvested at September 30, 2010	191,242	10.31

Vested	(89,902)	11.01
Granted	31,062	10.99
Forfeited	(4,893)	9.96

Nonvested at September 30, 2011	127,509	$9.99

Stock Option Awards. The Company grants stock options to promote the long-term interests of the Company and its stockholders by providing an incentive to directors and key employees who contribute to the operating success of the Company. The maximum number of stock options and stock appreciation rights that may be issued under the plans is 1,730,356. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant. The options typically vest over five years and expire ten years from the date of grant. The Company has an aggregate of 589,758 stock options available for future issuance.

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

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Forfeiture Rate	Expected Dividend Yield

Options granted in 2009	2.48%	7.50	34.04%	--	2.01%
Options granted in 2010	2.90	7.50	34.76	--	2.00
Options granted in 2011	2.79	7.50	29.25	--	1.95

Stock option activity is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant

Outstanding at September 30, 2008	642,376	$11.71	$2.44

Granted	456,998	9.39	2.99
Forfeited	(120,148)	10.81	1.91
Exercised	(32,862)	10.74	1.83

Outstanding at September 30, 2009	946,364	10.72	2.79

Granted	45,000	13.20	4.40
Forfeited	(85,440)	9.52	2.91
Exercised	(15,000)	10.74	1.83

Outstanding at September 30, 2010	890,924	10.96	2.87

Granted	98,931	11.33	3.26
Forfeited	(33,116)	10.58	2.30
Exercised	(51,886)	10.45	2.08

Outstanding at September 30, 2011	904,853	$11.05	$3.21

Options outstanding at September 30, 2011, were as follows:

	Weighted	Options Outstanding			Options Exercisable
Range of Exercise Price	Average Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

$9.07 - 9.39	7.6	374,999	$9.39	$--	149,999	$9.39	$--
10.09 -10.74	5.4	179,312	10.73	--	126,988	10.74	--
11.05 -11.31	6.2	76,080	11.31	--	49,080	11.23	--
12.27 -12.76	5.8	135,942	12.95	--	88,365	13.21	--
13.32 -13.93	6.3	110,120	13.57	--	90,120	13.49	--
15.34	5.2	28,400	15.34	--	22,720	15.34	--

		904,853		$--	527,272		$--

(1)	As Home Federal Bancorp’s stock price was $7.82 as of September 30, 2011, the options outstanding and exercisable have no intrinsic value.

Cash proceeds received from the exercise of stock options were $542,000, $161,000 and $353,000 for the years ended September 30, 2011, 2010 and 2009, respectively. The total intrinsic value of stock options exercised were $78,000, $50,000 and $6,000 for the years ended September 30, 2011, 2010 and 2009, respectively. The amounts recognized in compensation expense were $422,000, $449,000 and $385,000 for the years ended September 30, 2011, 2010 and 2009, respectively. Tax benefits related to stock option exercises were $7,000, $8,000 and $5,000 for the years ended September 30, 2011, 2010 and 2009, respectively. It is the Company’s general policy to issue new shares for the exercise of stock options.

As of September 30, 2011, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested was as follows (in thousands):

	Stock Options	Restricted Stock	Total Awards
During the fiscal years:
2012	$384	$383	$767
2013	346	375	721
2014	232	249	481
2015	77	77	154
2016	18	23	41

Total	$1,057	$1,107	$2,164

Note 12 – Employee Stock Ownership Plan

In connection with the minority stock offering in 2004, the Company established an ESOP for the benefit of its employees. The ESOP covers all employees with at least one year and 1,000 hours of service. Shares are released for allocation at the discretion of the Board of Directors. In 2004, the Company issued 566,137 shares of common stock to the ESOP in exchange for a ten-year note of approximately $5.0 million. These shares are expected to be released over a ten-year period. In 2007, the ESOP acquired an additional 816,000 shares of the Company’s common stock in exchange for a fifteen-year note of approximately $8.2 million. These shares are expected to be released over a fifteen-year period. As loan payments are made, shares are released from collateral and allocated to participants based on relative compensation, and expense is recorded. The Company reports compensation expense equal to the average market price of the shares allocated.  ESOP compensation expense included in salaries and benefits was $1.2 million, $1.5 million and $969,000 for the years ended September 30, 2011, 2010 and 2009, respectively. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce principal or interest on the ESOP loan.

ESOP share activity is summarized in the following table:

	Unallocated ESOP Shares	Fair Value of Unallocated Shares	Allocated and Released Shares	Total ESOP Shares

Outstanding at September 30, 2008	1,114,881	$14,214,733	267,256	1,382,137

Allocation at September 30, 2009	(111,014)		111,014

Outstanding at September 30, 2009	1,003,867	11,464,161	378,270	1,382,137

Allocation at September 30, 2010	(111,014)		111,014

Outstanding at September 30, 2010	892,853	10,866,021	489,284	1,382,137

Allocation at September 30, 2011	(111,012)		111,012

Outstanding at September 30, 2011	781,841	6,113,997	600,296	1,382,137

From the inception of the ESOP through September 30, 2011, 146,294 shares have been taken out of the ESOP via distributions to former employees.  At September 30, 2011, a total of 1,235,843 shares remained in the ESOP, excluding shares purchased by the plan through dividends on ESOP shares. Contributions to the plan totaled $1.2 million during each of the years ended September 30, 2011, 2010 and 2009.

Note 13 – Commitments and Contingencies

Lease Commitments. The Company has entered into non-cancelable operating leases for land and buildings that require future minimum rental payments in excess of one year as of September 30, 2011. Certain lease payments may be adjusted periodically in accordance with changes in the Consumer Price Index.

As of September 30, 2010, the Bank was leasing seventeen banking offices from the FDIC in connection with the LibertyBank Acquisition. The Company closed its Portland, Oregon, office on September 30, 2011, as the lease for that facility matured and less than $1.0 million of deposits was serviced at that branch.  The Company intends to close three branches in Terrebonne, Bend and LaPine, Oregon, and two branches in Boise, Idaho, between December 15, 2011, and January 5, 2012. The anticipated closure of these branches resulted in accelerated rent and facility impairments of approximately $1.4 million during fiscal year 2011.  See Note 7 for more information on facilities.

The estimated future minimum annual rental payments, exclusive of taxes and other charges, are summarized as follows (in thousands):

Year Ending September 30,

2012	$1,316
2013	1,077
2014	1,062
2015	1,053
2016	997
Thereafter	17,372

Total	$22,877

Total rent expense for the years ended September 30, 2011, 2010 and 2009, was $2.1 million, $897,000 and $501,000, respectively.

Commitments to Extend Credit.  In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying Consolidated Financial Statements. The commitments and contingent liabilities include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of the credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include securities, accounts receivable, inventory, fixed assets, and/or real estate properties. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

At September 30, 2011 and 2010, commitments to extend credit were as follows (in thousands):

	September 30,
	2011	2010

Commitments to originate loans:
Fixed rate	$16,201	$3,077
Adjustable rate	3,505	3,255
Undisbursed balance of loans closed	9,125	20,308
Unused lines of credit	67,375	39,301
Commercial letters of credit	780	920

	$96,986	$66,861

Most of the Bank’s business activity is with customers located in the States of Idaho and Oregon. Loans to one borrower are generally limited, by federal banking regulation, to 15% of the Bank’s regulatory capital. As of September 30, 2011 and 2010, the Bank had no individual industry concentrations of credit risk.

Note 14 – Related Party Transactions

In the normal course of business, the Company may make loans to its executive officers, directors and companies affiliated with these individuals. An analysis of activity with respect to loans receivable from directors, executive officers and their affiliates is as follows (in thousands):

	September 30,
	2011	2010

Balance, beginning of year	$--	$--

Principal advances	--	10
Principal repayments	--	(10)

Balance, end of year	$--	$--

The Company also accepts deposits from its executive officers, directors, and affiliated companies. The aggregate dollar amounts of these deposits were $1.9 million and $2.4 million at September 2011 and 2010, respectively.

Note 15 – Capital Requirements

Home Federal Bancorp is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve.  Home Federal Bank, as a state-chartered federally insured commercial bank, is subject to the capital requirements established by the FDIC.  The Federal Reserve requires Home Federal Bancorp to maintain capital adequacy that generally parallels the FDIC requirements.

Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a core capital to risk-weighted assets ratio of not less than 4%, and a leverage ratio of not less than 4%.  Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by Home Federal Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on their respective activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

FDIC regulations recognize two types, or tiers, of capital:  core (Tier 1) capital and supplementary (Tier 2) capital.  Tier 1 capital generally includes common stockholders’ equity and qualifying noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is recognized up  to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock, certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years), and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may in included in Tier 2 capital for risk-based capital purposes is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 3% to 4% of total assets.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution’s particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight: 0%, 20%, 50% or 100%, based on the relative risk of the category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect the bank’s financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks.

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses.  The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance-sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for the bank is greater than the minimum standards established in the regulation.  As of September 30, 2011 and 2010, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  However, due to the Bank’s net loss during fiscal years 2011 and 2010, the Bank may not declare or pay cash dividends to the Company without regulatory approval.  This limitation does not currently affect Home Federal Bancorp’s ability to pay dividends to stockholders, although no assurance can be provided that the Company will continue to pay dividends to stockholders.

Management believes that as of September 30, 2011, the Company and Bank meet all capital adequacy requirements to which they are subject.  The following table shows the regulatory capital ratios of the Company and the Bank and the minimum regulatory requirements (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:
Home Federal Bancorp
Tier 1 capital (leverage) to average assets	$185,244	14.91%	$49,695	4.00%	n/a	n/a
Tier 1capital to risk-weighted assets	185,244	39.99	18,529	4.00	n/a	n/a
Tier 1 capital to risk-weighted assets	191,140	41.26	37,058	8.00	n/a	n/a

Home Federal Bank
Tier 1 capital (leverage) to average assets	$141,030	11.54%	$48,900	4.00%	$61,125	5.00%
Tier 1capital to risk-weighted assets	141,030	30.78	18,328	4.00	27,492	6.00
Tier 1 capital to risk-weighted assets	146,864	32.05	36,656	8.00	45,820	10.00

September 30, 2010:
Home Federal Bancorp (1)

Home Federal Bank
Tier 1 capital (leverage) to average assets	$143,775	10.12%	$56,801	4.00%	$71,001	5.00%
Tier 1capital to risk-weighted assets	143,775	27.63	20,816	4.00	31,224	6.00
Tier 1 capital to risk-weighted assets	150,270	28.88	41,632	8.00	52,040	10.00
(1)
On May 31, 2011, the Bank converted to an Idaho-chartered commercial bank and, as a result, the Company reorganized as a bank holding company.  Previously, the Company was a savings and loan holding company and the Bank was a federal savings bank.  As such, the bank holding company was not required to calculate comparable prior year capital ratios.

The following table is a reconciliation of the Bank’s capital, calculated according to generally accepted accounting principles, to total Tier 1 capital (in thousands):

	September 30,
	2011	2010

Equity	$150,105	$151,187
Intangible assets	(3,246)	(3,971)
Other comprehensive income – unrealized gain on securities	(5,829)	(3,441)

Total Tier 1 capital	$141,030	$143,775

Note 16 – Income Taxes

The extraordinary gain realized from the CFB Acquisition during the year ended September 30, 2010, is presented on the Consolidated Statement of Operations net of applicable state and federal income taxes. The following table presents income tax expense (benefit) included in the consolidated statement of income for the years ended September 30, 2011, 2010 and 2009 (in thousands):

	Year Ended September 30,
	2011	2010	2009

Income tax benefit from loss on continuing operations	$(3,232)	$(2,889)	$(4,750)
Income tax expense attributable to extraordinary gain	--	195	9,756

Total income tax expense (benefit) included in the Consolidated Statements of Operations	$(3,232)	$(2,694)	$5,006

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended September 30,
	2011	2010	2009

Current
Federal	$3,506	$605	$1,005
State	662	72	214
Deferred
Federal	(6,067)	(2,722)	3,306
State	(1,333)	(649)	481

Income tax expense (benefit)	$(3,232)	$(2,694)	$5,006

Income tax expense differs from that computed at the statutory corporate tax rate as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009

Federal income tax at statutory rates	$(2,673)	$(2,477)	$(4,032)
State income taxes, net of federal benefit	(443)	(381)	624
Federal income tax component of extraordinary gain on FDIC transaction	--	170	8,516
Effect of permanent differences	(116)	(6)	(102)

Income tax expense (benefit)	$(3,232)	$(2,694)	$5,006

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following (in thousands):

	September 30,
	2011	2010

Deferred tax asset:
Deferred compensation	$2,250	$2,175
Allowance for loan losses	5,775	6,241
Equity compensation	720	729
Accrued expenses	388	254
REO adjustments	806	832
Acquisition intangibles	7,354	7,713
Interest on nonaccrual loans	1,253	430
Other	347	309

Total deferred tax asset	18,893	18,683

Deferred tax liability:
Fixed asset basis	(564)	(404)
Deferred loan costs	(179)	(478)
Prepaid expenses	(408)	(192)
FHLB stock dividends	(1,829)	(1,835)
Purchase accounting adjustments	(4,498)	(10,494)
Deferred tax gain on purchase price allocation	(3,594)	(4,808)
Unrealized gain on securities available-for-sale	(3,933)	(2,632)
Other	--	(51)

Total deferred tax liability	(15,005)	(20,894)

Net deferred tax asset (liability)	$3,888	$(2,211)

Included in retained earnings at September 30, 2011 and 2010 is approximately $2.1 million in bad debt reserves for which no deferred income tax liability has been recorded.  This amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred liability on this amount was approximately $818,000 at September 30, 2011 and 2010.

The Company determined that it was not required to establish a valuation allowance for deferred tax assets in accordance with ASC 740, Accounting for Income Taxes, since it is more likely than not that the deferred tax asset will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The Company's net deferred tax asset is recorded in the consolidated financial statements as a component of Other Liabilities on the balance sheet.

At September 30, 2011 and September 30, 2010, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense.

The Company and the Bank are subject to U.S. federal income tax as well as an income tax in the states of Idaho, Oregon and various other state jurisdictions. The Company and the Bank are no longer subject to examination by taxing authorities for years before September 30, 2008.

Note 17 – Earnings (Loss) Per Share

Effective October 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, Earnings Per Share, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The Company has determined that its outstanding non-vested stock awards are participating securities.  Accordingly, effective October 1, 2009, earnings per common share is computed using the two-class method prescribed under ASC Topic 260.  All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method. The impact of adopting this new method of computing earnings per share decreased basic and diluted earnings per common share after extraordinary item from $0.52 to $0.51 for 2009.

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

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except share and per share data):

	For the Year Ended September 30,
	2011	2010	2009

Net income (loss)	$(4,629)	$(4,091)	$8,126
Allocated to participating securities	(46)	(63)	106
Net loss allocated to common shareholders	(4,583)	(4,028)	8,020

Extraordinary gain, net of taxes	--	305	15,291
Net loss allocated to common stock before extraordinary gain	$(4,583)	$(4,333)	$(7,271)

Weighted average common shares outstanding, including shares considered participating securities	15,670,798	15,755,008	15,889,364
Less: Average participating securities	(159,253)	(241,158)	(238,114)
Weighted average shares	15,511,545	15,513,850	15,651,250
Net effect of dilutive restricted stock	--	--	--
Weighted average shares and common stock equivalents	15,511,545	15,513,850	15,651,250

Loss per common share before extraordinary item:
Basic	$(0.30)	$(0.28)	$(0.46)
Diluted	(0.30)	(0.28)	(0.46)

Earnings per common share of extraordinary item:	--	0.02	0.97

Income (loss) per common share after extraordinary item:
Basic	(0.30)	(0.26)	0.51
Diluted	(0.30)	(0.26)	0.51

Options excluded from the calculation due to their anti-dilutive effect on EPS	904,853	890,924	946,364

Note 18 – Parent Only Financial Information

Home Federal Bancorp was formed to serve as the stock holding company for the Bank. The following are the condensed financial statements for Home Federal Bancorp (in thousands):

HOME FEDERAL BANCORP, INC. PARENT-ONLY BALANCE SHEETS	September 30,
	2011	2010
ASSETS
Cash and amounts due from depository institutions	$26,807	$36,173
Securities available-for-sale, at fair value	16,251	17,005
Investment in the Bank	150,104	151,187
Other assets	1,707	1,070

TOTAL ASSETS	$194,869	$205,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$215	$347
Stockholders’ equity	194,654	205,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,869	$205,435

HOME FEDERAL BANCORP, INC. PARENT- ONLY STATEMENTS OF OPERATIONS	Year Ended September 30,
	2011	2010	2009
Income:
Cash dividends from bank	$--	$--	$5,500
Investment interest	--	--	34
Mortgage-backed security interest	665	832	1,344
Other income	269	268	127
Total income	934	1,100	7,005
Expense:
Professional services	337	208	260
Other	408	470	332
Total expense	745	678	592

Income before income taxes and equity in undistributed earnings of the Bank	189	422	6,413
Income tax expense	13	155	346

Income of parent company	176	267	6,067

Equity in undistributed earnings (loss) of the Bank	(4,805)	(4,358)	2,059

NET INCOME (LOSS)	$(4,629)	$(4,091)	$8,126

HOME FEDERAL BANCORP, INC. PARENT-ONLY STATEMENTS OF CASH FLOWS	Year Ended September 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,629)	$(4,091)	$8,126
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in undistributed earnings of the Bank	4,805	4,358	(2,059)
Net amortization of premiums on investments	108	22	34
Net (gain) loss on sale of investment securities	(22)	--	165
Change in assets and liabilities:
Other assets	(637)	480	(970)
Other liabilities	19	(159)	141
Net cash (used) provided by operating activities	(356)	610	5,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and maturity of securities available-for-sale	5,727	6,655	11,083
Purchase of securities available-for-sale	(5,389)	--	--
Maturity of certificate of deposit	--	--	5,000
Loan originations and principal collections, net	--	--	188
Net cash provided by investing activities	338	6,655	16,271

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,427)	(3,450)	(3,456)
Repurchase of common stock	(7,420)	--	(7,897)
ESOP shares committed to be released	957	912	870
Proceeds from exercise of stock options	542	161	353
Net cash used by financing activities	(9,348)	(2,377)	(10,130)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,366)	4,888	11,578

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,173	31,285	19,707

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,807	$36,173	$31,285

Note 19 – Selected Quarterly Financial Data (unaudited)
(In thousands, except share data)

	Quarters Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011

Interest and dividend income	$11,243	$10,785	$11,392	$17,647
Interest expense	2,930	2,250	1,999	1,889
Net interest income	8,313	8,535	9,393	15,758

Provision for loan losses	3,000	3,000	2,811	2,585
Noninterest income	6,303	6,094	5,707	(3,059)
Noninterest expense	13,819	13,723	12,423	13,544

Loss before income taxes	(2,203)	(2,094)	(134)	(3,430)

Income tax benefit	(871)	(892)	(56)	(1,413)

Net loss	$(1,332)	$(1,202)	$(78)	$(2,017)

Basic EPS	$(0.08)	$(0.08)	$(0.01)	$(0.13)
Diluted EPS	(0.08)	(0.08)	(0.01)	(0.13)

	Quarters Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010

Interest and dividend income	$8,886	$8,738	$8,501	$11,409
Interest expense	2,505	2,436	2,573	2,841
Net interest income	6,381	6,302	5,928	8,568

Provision for loan losses	700	2,375	3,300	3,925
Noninterest income	2,875	2,469	2,896	8,439
Noninterest expense	9,083	9,560	8,668	13,532

Loss before income taxes	(527)	(3,164)	(3,144)	(450)

Income tax benefit	(218)	(1,233)	(1,203)	(235)

Net loss before extraordinary item	(309)	(1,931)	(1,941)	(215)
Extraordinary gain, net of tax	--	305	--	--

Net loss	$(309)	$(1,626)	$(1,941)	$(215)

Basic EPS before extraordinary item	$(0.02)	$(0.12)	$(0.13)	$(0.01)
Basic EPS of extraordinary item	--	0.02	--	--
Basic EPS after extraordinary item	(0.02)	(0.10)	(0.13)	(0.01)

Diluted EPS before extraordinary item	(0.02)	(0.12)	(0.13)	(0.01)
Diluted EPS of extraordinary item	--	0.02	--	--
Diluted EPS after extraordinary item	(0.02)	(0.10)	(0.13)	(0.01)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 18, 2009, the Audit Committee of the Board of Directors of the company notified Moss Adams LLP of its decision not to renew the engagement of Moss Adams LLP to serve as the Company’s independent registered public accounting firm. The decision to change certifying accountants was approved by the Audit Committee of the Board of Directors, which subsequently advised the Board of Directors of its decision, on December 15, 2009.

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

On December 15, 2009, the Audit Committee engaged the firm of Crowe Horwath LLP as independent certified public accountants of the Company and its subsidiaries for the fiscal year ending September 30, 2010. During the fiscal years ended September 30, 2011 and 2010, there were no disagreements with Crowe Horwath LLP and Crowe Horwath LLP issued an unqualified opinion on the Company’s Consolidated Financial Statements as of September 30, 2011 and 2010, and for the years then ended.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect as of September 30, 2011, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting and Auditor’s Attestation:  The “Management’s Annual Report on Internal Control Over Financial Reporting” included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm: The “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Changes in Internal Controls:  During the period ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2011 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The information contained in the Company’s Proxy Statement for the 2012 Annual Meeting under the sections captioned “Proposal 1 – Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” are incorporated herein by reference.

EXECUTIVE OFFICERS

See the information under the section captioned “Executive Officers of the Registrant” under “Part I - Item 1. Business” in this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained in the Company’s Proxy Statement for the 2012 Annual Meeting under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The information contained in the Company’s Proxy Statement for the 2012 Annual Meeting under the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters” is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained in the Company’s Proxy Statement for the 2012 Annual Meeting under the section captioned “Directors’ Compensation” and “Executive Compensation” are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)

Equity compensation plans approved by security holders:
2005 Stock Option Plan	470,531	$ 12.40	145,504
2005 Recognition and Retention Plan	--	--	56,186
2008 Stock Equity Incentive Plan (1)	434,322	9.58	619,755

Equity compensation plans not approved by security holders: None	--	--	--

Total	904,853	$ 11.05	821,445

(1)	Includes 445,704 stock options and 175,501 shares of restricted stock in column (c).

The information contained in the Company’s Proxy Statement for the 2012 Annual Meeting under the section captioned “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s Proxy Statement for the 2012 Annual Meeting under the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters” are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the Company’s Proxy Statement for the 2012Annual Meeting under the sections captioned “Proposal 2 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” are incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   Financial Statements

See Index to Consolidated Financial Statements on page 96.

(b)   Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part I, Item 1.

(c)	Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction (1)
2.2	Purchase and Assumption Agreement for LibertyBank Transaction (11)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (2)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams (8)
10.2	Amended Severance Agreement with Eric S. Nadeau (8)
10.3	Amended Severance Agreement with R. Shane Correa (8)
10.4	Amended Severance Agreement with Cindy L. Bateman (8)
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (3)
10.6	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.8
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (2)

10.9	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (2)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Len E. Williams (8)
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Eric S. Nadeau (8)
10.12	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with R. Shane Correa*†
10.13	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (4)
10.14	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (4)
10.15	Director Retirement Plan entered into by Home Federal Bank with each of its Independent Directors (5)
10.16	Transition Agreement with Daniel L. Stevens (6)
10.17	2008 Equity Incentive Plan (7)
11	Statement regarding computation of per share earnings (9)
14	Code of Ethics (10)
21	Subsidiaries of the Registrant *†
23.1	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP *†
23.2	Consent of Independent Registered Public Accounting Firm Moss Adams LLP*†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Stockholders’ Equity; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.* (12)

*      Filed herewith
†	Copies of these exhibits are available upon written request to Eric S. Nadeau, Secretary, Home Federal Bancorp, Inc., 500 12th Avenue South, Nampa, Idaho 83651.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2009.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-146289)
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
(9)	Reference is made to Note 17 – Earnings Per Share in the Selected Notes to Consolidated Financial Statements under Item 8 herein
(10)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at.www.myhomefed.com/ir
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2010.
(12)
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

HOME FEDERAL BANCORP, INC.

Date: December 14, 2011	/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Len E. Williams	President, Chief Executive Officer	December 14, 2011
Len E. Williams	and Director
(Principal Executive Officer)

/s/ Eric S. Nadeau	Chief Financial Officer	December 14, 2011
Eric S. Nadeau	(Principal Financial and Accounting Officer)

/s/ Brad Little	Director	December 14, 2011
Brad Little

/s/ Charles Hedemark	Director	December 14, 2011
N. Charles Hedemark

/s/ Richard J. Navarro	Director	December 14, 2011
Richard J. Navarro

/s/ James R. Stamey	Director	December 14, 2011
James R. Stamey

/s/ Robert A. Tinstman	Director	December 14, 2011
Robert A. Tinstman

/s/ Daniel L. Stevens	Chairman	December 14, 2011
Daniel L. Stevens

EXHIBIT INDEX

21	Subsidiaries of the Registrant †
23.1	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP †
23.2	Consent of Independent Registered Public Accounting Firm Moss Adams LLP †
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Stockholders’ Equity; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

*	Filed herewith
†	Copies of these exhibits are available upon written request to Eric S. Nadeau, Secretary, Home Federal Bancorp, Inc., 500 12th Avenue South, Nampa, Idaho 83651.