Form 10-QT
period 2011-12-31
Home Federal Bancorp, Inc.
filed 2012-02-09
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QT

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ___________________

or

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2011 to December 31, 2011

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 15,664,706 shares outstanding as of February 1, 2012.

HOME FEDERAL BANCORP, INC.
FORM 10-QT

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (unaudited)
	December 31,	September 30,
	2011	2011
ASSETS
Cash and cash equivalents	$144,293	$190,734
Investments available-for-sale, at fair value	399,877	380,847
Loans held for sale	--	2,088
Loans and leases receivable, net of allowance for loan and lease losses of $14,171 and $14,365	449,908	468,213
Accrued interest receivable	2,857	2,800
FDIC indemnification receivable, net	23,676	33,863
Bank owned life insurance	15,450	12,848
Real estate owned and other repossessed assets	19,827	23,438
Federal Home Loan Bank (“FHLB”) stock, at cost	17,717	17,717
Property and equipment, net	31,522	32,743
Core deposit intangible	3,086	3,246
Other assets	8,221	8,691
TOTAL ASSETS	$1,116,434	$1,177,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$127,553	$141,040
Interest-bearing demand	249,215	251,347
Money market	178,377	177,183
Savings	78,492	79,640
Certificates	272,462	310,299
Total deposit accounts	906,099	959,509

Advances by borrowers for taxes and insurance	358	1,333
Accrued interest payable	219	249
Repurchase agreements	4,913	4,892
Deferred compensation	5,871	5,797
Other liabilities	7,704	10,794
Total liabilities	925,164	982,574

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized; issued and outstanding: none	--	--
Common stock, $.01 par value; 90,000,000 authorized; issued and outstanding:	157	161
Dec. 31, 2011 - 17,512,197 issued; 15,664,706 outstanding
Sep. 30, 2011 - 17,512,197 issued; 16,057,434 outstanding
Additional paid-in capital	143,280	147,057
Retained earnings	49,443	48,886
Unearned shares issued to employee stock ownership plan	(7,581)	(7,615)
Accumulated other comprehensive income	5,971	6,165
Total stockholders’ equity	191,270	194,654
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,116,434	$1,177,228

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) (unaudited)
	Three Months Ended December 31,
	2011	2010
Interest and dividend income:
Loans and leases	$13,375	$9,347
Investment securities	2,091	1,684
Other interest and dividends	101	213
Total interest and dividend income	15,567	11,244
Interest expense:
Deposits	1,212	2,266
FHLB advances and other borrowings	21	664
Total interest expense	1,233	2,930
Net interest income	14,334	8,314
Provision for loan losses	(474)	3,000
Net interest income after provision for loan losses	14,808	5,314

Noninterest income:
Service charges and fees	2,246	2,459
Gain on sale of loans	181	348
Gain on sale of securities	590	--
Gain on sale of fixed assets and repossessed assets	328	274
FDIC indemnification recovery	(515)	1,996
Accretion (impairment) of FDIC indemnification asset	(4,667)	922
Other	206	304
Total noninterest income	(1,631)	6,303

Noninterest expense:
Compensation and benefits	5,866	7,094
Occupancy and equipment	1,476	1,845
Data processing	1,023	1,177
Advertising	145	213
Postage and supplies	287	254
Professional services	535	718
Insurance and taxes	707	1,049
Amortization of intangibles	160	195
Provision for REO	482	675
Other	335	599
Total noninterest expense	11,016	13,819

Income (loss) before income taxes	2,161	(2,202)

Income tax provision (benefit)	785	(871)

Net income (loss)	$1,376	$(1,331)

Earnings (loss) per common share:
Basic	$0.09	$(0.08)
Diluted	0.09	(0.08)

Weighted average number of shares outstanding:
Basic	14,991,807	15,663,436
Diluted	14,991,807	15,663,436

Dividends declared per share:	$0.055	$0.055

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (In thousands) (unaudited)
	Three Months Ended December 31,
	2011	2010

Net income (loss)	$1,376	$(1,331)

Other comprehensive income (loss):

Change in unrealized holding gain (loss) on investments available for sale, net of taxes of $106 and ($1,344), respectively	166	(2,107)
Adjustment for realized gains on sales of investments, net of taxes of ($230) and $0, respectively	(360)	--

Other comprehensive loss	(194)	(2,107)
Comprehensive income (loss)	$1,182	$(3,438)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data) (Unaudited)

	Common Stock		Additional		Unearned Shares Issued to	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Total

Balance at October 1, 2010	16,687,561	$167	$152,682	$56,942	$(8,657)	$3,954	$205,088

Restricted stock issued, net of forfeitures	26,169	--					--
ESOP shares committed to be released			190		1,042		1,232
Exercise of stock options	51,886	1	541				542
Share-based compensation			855				855
Stock repurchase	(708,182)	(7)	(7,413)				(7,420)
Dividends paid ($0.220 per share)				(3,427)			(3,427)
Tax adjustments for equity comp. plans			202				202

Net loss				(4,629)			(4,629)
Other comprehensive income						2,211	2,211

Balance at September 30, 2011	16,057,434	161	147,057	48,886	(7,615)	6,165	194,654

Restricted stock issued, net of forfeitures	(2,597)						--
ESOP shares committed to be released			1		34		35
Share-based compensation			126				126
Stock repurchase	(390,131)	(4)	(3,905)				(3,909)
Dividends paid ($0.055 per share)				(819)			(819)
Tax adjustments for equity comp. plans			1				1

Net income				1,376			1,376
Other comprehensive loss						(194)	(194)

Balance at December 31, 2011	15,664,706	$157	$143,280	$49,443	$(7,581)	$5,971	$191,270

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (unaudited)
	Three Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,376	$(1,331)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	767	636
Amortization of core deposit intangible	160	195
Impairment (accretion) of FDIC indemnification receivable	4,667	(922)
Net amortization of premiums and discounts on investments	1,916	1,337
Gain on sale of loans, net	(181)	(348)
Gain on sale of securities available-for-sale, net	(590)	--
Gain on sale of fixed assets and repossessed assets, net	(328)	(274)
ESOP shares committed to be released	35	336
Share based compensation expense	126	196
Provision for loan losses	(474)	3,000
Valuation provision on real estate and other property owned	482	675
Accrued deferred compensation expense, net	74	73
Net deferred loan fees	(11)	(250)
Proceeds from sale of loans held for sale	4,930	13,356
Originations of loans held for sale	(2,662)	(11,136)
Net increase in cash surrender value of bank owned life insurance	(102)	(105)
Change in assets and liabilities:
Interest receivable	(57)	(211)
Other assets	470	(3,380)
Interest payable	(30)	(53)
Other liabilities	(3,089)	(1,926)
Net cash provided from (used by) operating activities	7,479	(132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	44,905	31,059
Proceeds from sales of securities available for sale	27,423	--
Purchase of securities available for sale	(93,002)	(186,860)
Reimbursement of loan losses under loss share agreement	5,063	--
Net decrease in loans	14,974	41,301
Proceeds from sales of fixed assets and repossessed assets	8,488	7,446
Purchases of property and equipment	(179)	(887)
Purchase of bank-owned life insurance	(2,500)	--
Net cash provided from (used by) investing activities	5,172	(107,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(53,410)	(84,050)
Net decrease in advances by borrowers for taxes and insurance	(975)	(4,119)
Repayment of FHLB borrowings	--	(6,604)
Net increase (decrease) in securities sold under obligation to repurchase	21	(650)
Proceeds from exercise of stock options	--	186
Repurchases of common stock	(3,909)	--
Dividends paid	(819)	(870)
Net cash used by financing activities	(59,092)	(96,107)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(46,441)	(204,180)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	190,734	416,426
CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,293	$212,246

(Continued)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands) (unaudited)
	Three Months Ended December 31,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,263	$2,983
Taxes	3,800	(49)

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate owned and other assets in settlement of loans	$3,881	$4,667
Fair value adjustment to securities available-for-sale, net of taxes	(194)	(2,107)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this transition report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”), which is a state-chartered commercial bank headquartered in Nampa, Idaho.  As used throughout this report, the term the “Company” refers to Home Federal Bancorp and its consolidated subsidiary, unless the context otherwise requires.

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three month period ended December 31, 2011, are not necessarily indicative of the results that may be expected for future periods.

On January 24, 2012, the Company reported its decision to change its fiscal year end to December 31 from a fiscal year ending on September 30. This change in fiscal year end makes the Company’s and the Bank’s year-end coincide with the regulatory reporting periods now effective with the Company’s reorganization to a bank holding company and the Bank’s conversion to a commercial bank that occurred on May 31, 2011. As a result of the change in fiscal year, the Company is filing this transition report on Form 10-QT covering the transition period from October 1, 2011 to December 31, 2011. The reader should assume any reference the Company makes to a particular year (for example, 2010) in this report applies to the Company’s fiscal year and not the calendar year.

On July 30, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and acquire certain assets of LibertyBank, headquartered in Eugene, Oregon (the “LibertyBank Acquisition”). In August 2009, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and certain assets of Community First Bank, headquartered in Prineville, Oregon (the “CFB Acquisition”).  All of the loans purchased in the CFB Acquisition and the majority of loans and leases purchased in the LibertyBank Acquisition are included under the loss sharing agreements with the FDIC and are referred to as “covered loans.”  All real estate owned and repossessed assets (“REO”) acquired in the CFB Acquisition and the LibertyBank Acquisition are also included in the loss sharing agreements and are referred to as “covered REO.”  The covered loans and covered REO are collectively referred to as “covered assets.” Loans and foreclosed and repossessed assets not subject to loss sharing agreements with the FDIC are referred to as “noncovered loans” or “noncovered assets.”

Certain information and note disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (“2011 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on December 14, 2011.

Certain reclassifications have been made to prior year’s financial statements in order to conform to the current year presentation. The reclassifications had no effect on previously reported net income (loss) or equity.

Note 2 - Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12.  ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Topic 350).  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company did not early adopt this standard, which is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, as discussed above.  The Company adopted this standard effective September 30, 2011, and presented the Consolidated Statements of Comprehensive Income (Loss) as a separate statement rather than part of the Consolidated Statements of Stockholders’ Equity.

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

In April 2011, FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring.  This guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and was adopted by the Company effective October 1, 2011.  The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

Note 3 - Earnings (Loss) Per Share

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

	Three Months Ended December 31,
	2011	2010

Net income (loss)	$1,376	$(1,331)
Allocated to participating securities	(11)	(14)

Net income (loss) allocated to common shareholders	$1,365	$(1,317)

Weighted average common shares outstanding, including shares considered participating securities	15,116,327	15,830,261
Less: Average participating securities	(124,520)	(166,825)
Weighted average shares	14,991,807	15,663,436
Net effect of dilutive restricted stock	--	--

Weighted average shares and common stock equivalents	14,991,807	15,663,436

Income (loss) per common share:
Basic	$0.09	$(0.08)
Diluted	0.09	(0.08)

Options excluded from the calculation due to their anti- dilutive effect on EPS	895,529	886,381

Note 4 - Investment securities

Investment securities available-for-sale consisted of the following at the dates indicated (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
December 31, 2011
Obligations of U.S. Government-sponsored enterprises (“GSE”)	$65,345	$650	$(11)	$65,984	16.5%
Obligations of states and political subdivisions	20,850	992	(33)	21,809	5.4
Corporate note, FDIC-guaranteed	1,005	2	--	1,007	0.3
Mortgage-backed securities, GSE-issued	302,539	8,480	(253)	310,766	77.7
Mortgage-backed securities, private label	357	--	(46)	311	0.1

Total	$390,096	$10,124	$(343)	$399,877	100.0%

September 30, 2011
Obligations of U.S. GSE	$81,751	$581	$(29)	$82,303	21.6%
Obligations of states and political subdivisions	14,855	750	--	15,605	4.1
Corporate note, FDIC-guaranteed	1,008	3	--	1,011	0.3
Mortgage-backed securities, GSE-issued	272,765	8,908	(70)	281,603	73.9
Mortgage-backed securities, private label	369	--	(44)	325	0.1

Total	$370,748	$10,242	$(143)	$380,847	100.0%

For the quarter ended December 31, 2011, proceeds from sales of securities available-for-sale amounted to $27.4 million.  Gross realized gains on these sales totaled $573,000, while gross realized losses totaled $0.  Additionally, we had $8.0 million of securities called at a gain of $17,000.  We did not sell any securities during the quarter ended December 31, 2010.

The fair value of impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed for the periods indicated were as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Obligations of U.S. GSE	$1,739	$(11)	$--	$--	$1,739	$(11)
Obligations of states and political subdivisions	2,802	(33)	--	--	2,802	(33)
Mortgage-backed securities, GSE-issued	38,732	(245)	4,010	(8)	42,742	(253)
Mortgage-backed securities, private label	--	--	311	(46)	311	(46)

Total	$43,273	$(289)	$4,321	$(54)	$47,594	$(343)

September 30, 2011
Obligations of U.S. GSE	$8,159	$(22)	$2,454	$(7)	$10,613	$(29)
Mortgage-backed securities, GSE-issued	13,654	(70)	10	--	13,664	(70)
Mortgage-backed securities, private label	--	--	325	(44)	325	(44)

Total	$21,813	$(92)	$2,789	$(51)	$24,602	$(143)

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

	December 31, 2011		September 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$13,418	$13,455	$8,401	$8,421
Due after one year through five years	23,982	24,175	53,779	54,058
Due after five years through ten years	12,457	13,046	8,827	9,229
Due after ten years	37,343	38,124	26,607	27,211

Mortgage-backed securities	302,896	311,077	273,134	281,928

Total	$390,096	$399,877	$370,748	$380,847

As of December 31, and September 30, 2011, the Bank pledged investment securities for the following obligations (in thousands):

	December 31, 2011		September 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

FHLB borrowing line of credit	$33,782	$36,460	$36,752	$39,838
Federal Reserve Bank	1,787	1,874	1,986	2,128
Repurchase agreements	7,458	7,858	8,218	8,604
Deposits of municipalities and public units	15,499	16,513	17,329	18,191
Total	$58,526	$62,705	$64,285	$68,761

Note 5 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized by collateral type as follows (dollars in thousands):

	December 31, 2011		September 30, 2011
	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$118,867	25.6%	$125,640	26.0%
Multifamily residential	17,572	3.8	18,418	3.8
Commercial	206,215	44.3	205,929	42.6
Total real estate	342,654	73.7	349,987	72.4

Real estate construction:
One-to-four family residential	9,355	2.0	9,054	1.9
Multifamily residential	--	--	111	--
Commercial and land development	16,928	3.6	16,174	3.3
Total real estate construction	26,283	5.6	25,339	5.2

Consumer:
Home equity	47,192	10.2	48,901	10.1
Automobile	946	0.2	980	0.2
Other consumer	4,580	1.0	5,473	1.2
Total consumer	52,718	11.4	55,354	11.5

Commercial business	40,953	8.8	49,777	10.3
Leases	2,159	0.5	2,821	0.6
Gross loans	464,767	100.0%	483,278	100.0%

Deferred loan fees	(688)		(700)
Allowance for loan losses	(14,171)		(14,365)

Loans receivable, net	$449,908		$468,213

The following tables present loans at their recorded investment; therefore, the balances in the tables below may differ from the loan portfolio table above. Recorded investment includes the unpaid principal balance or the carrying amount of loans plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was $1.3 million and $1.2 million as of December 31, 2011 and September 30, 2011, respectively.

Delinquent and nonaccrual loans. The following tables present the recorded investment in nonperforming loans and an aging of performing loans by class as of December 31, 2011 and September 30, 2011 (in thousands):

	December 31, 2011
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$5,446	$--	$5,446	$1,435	$149	$96,307	$103,337
Multifamily residential	--	--	--	--	--	13,184	13,184
Commercial real estate	7,601	--	7,601	--	--	137,480	145,081
Total real estate	13,047	--	13,047	1,435	149	246,971	261,602

Real estate construction:
One-to-four family residential	415	--	415	--	--	7,921	8,336
Multifamily residential	--	--	--	--	--	--	--
Commercial real estate	1,132	--	1,132	--	--	8,778	9,910
Total real estate construction	1,547	--	1,547	--	--	16,699	18,246

Consumer:
Home equity	676	--	676	55	114	33,894	34,739
Automobile	--	--	--	--	--	665	665
Other consumer	2	--	2	6	8	3,620	3,636
Total consumer	678	--	678	61	122	38,179	39,040

Commercial business	422	--	422	--	--	5,796	6,218
Leases	--	--	--	--	--	257	257

Total noncovered loans	15,694	--	15,694	1,496	271	307,902	325,363

Covered loans
Real estate:
One-to-four family residential	753	--	753	--	--	14,880	15,633
Multifamily residential	1,372	--	1,372	--	--	3,016	4,388
Commercial real estate	5,934	--	5,934	--	--	55,200	61,134
Total real estate	8,059	--	8,059	--	--	73,096	81,155

Real estate construction:
One-to-four family residential	666	--	666	--	--	353	1,019
Multifamily residential	--	--	--	--	--	--	--
Commercial real estate	1,341	--	1,341	311	--	5,366	7,018
Total real estate construction	2,007	--	2,007	311	--	5,719	8,037

Consumer:
Home equity	209	--	209	--	--	12,405	12,614
Automobile	--	--	--	--	--	281	281
Other consumer	5	--	5	--	--	973	978
Total consumer	214	--	214	--	--	13,659	13,873

Commercial business	160	--	160	--	--	34,844	35,004
Leases	--	--	--	--	--	1,902	1,902

Total covered loans	10,440	--	10,440	311	--	129,220	139,971
Total gross loans	$26,134	$--	$26,134	$1,807	$271	$437,122	$465,334

	September 30, 2011
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$4,906	$--	$4,906	$38	$368	$104,964	$110,276
Multifamily residential	--	--	--	--	--	9,631	9,631
Commercial real estate	5,887	--	5,887	--	--	139,262	145,149
Total real estate	10,793	--	10,793	38	368	253,857	265,056

Real estate construction:
One-to-four family residential	474	--	474	--	--	7,631	8,105
Multifamily residential	--	--	--	--	--	111	111
Commercial real estate	774	--	774	--	--	5,827	6,601
Total real estate construction	1,248	--	1,248	--	--	13,569	14,817

Consumer:
Home equity	406	--	406	139	40	34,712	35,297
Automobile	--	--	--	--	--	678	678
Other consumer	--	--	--	8	4	4,396	4,408
Total consumer	406	--	406	147	44	39,786	40,383

Commercial business	498	--	498	--	--	7,792	8,290
Leases	--	--	--	--	--	283	283

Total noncovered loans	12,945	--	12,945	185	412	315,287	328,829

Covered loans
Real estate:
One-to-four family residential	648	--	648	--	60	14,759	15,467
Multifamily residential	1,393	--	1,393	--	--	7,394	8,787
Commercial real estate	6,927	--	6,927	271	--	53,581	60,779
Total real estate	8,968	--	8,968	271	60	75,734	85,033

Real estate construction:
One-to-four family residential	666	--	666	--	--	284	950
Multifamily residential	--	--	--	--	--	--	--
Commercial real estate	1,685	--	1,685	30	--	7,858	9,573
Total real estate construction	2,351	--	2,351	30	--	8,142	10,523

Consumer:
Home equity	57	--	57	303	--	13,405	13,765
Automobile	--	--	--	--	--	302	302
Other consumer	20	--	20	--	1	1,078	1,099
Total consumer	77	--	77	303	1	14,785	15,166

Commercial business	221	--	221	--	--	41,516	41,737
Leases	--	--	--	--	--	2,538	2,538

Total covered loans	11,617	--	11,617	604	61	142,715	154,997
Total gross loans	$24,562	$--	$24,562	$789	$473	$458,002	$483,826

Loan Classification. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a monthly basis.  The Company uses the following definitions for risk classification ratings:

Watch: Loans that possess some reason for additional management oversight, such as correctable documentation deficiencies, recent financial setbacks, deteriorating financial position, industry concerns, and failure to perform on other borrowing obligations. Loans with this classification are to be monitored in an effort to correct deficiencies and upgrade the credit if warranted. At the time of this classification, they are not believed to expose the Company to significant risk.

Special Mention: Performing loans that have developed minor credit weaknesses since origination. Evidence of credit weakness include the primary source of repayment has deteriorated and no longer meets debt service requirements as defined in Company policy, the borrower may have a short track record and little depth of management, inadequate current financial information, marginal capitalization, and susceptibility to negative industry trends. The primary source of repayment remains viable but there is increasing reliance on collateral or guarantor support.

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

Loss:  This classification of loans includes loans that are considered uncollectible and of such little value that their continuance as an active asset is not warranted. This does not mean the loan has no salvage value, but is neither desirable nor practical to defer writing off this asset at this time. Once a determination has been made that a loss exists, the loss amount will be charged-off. As a result, generally, the Company will not report loan balances as “Loss.”

Loans not meeting the criteria above are considered to be Pass rated loans.  The Pass classification also includes homogenous loans (such as one-to-four family and consumer loans) unless the borrower experiences a delinquency or requests a modification, at which point the loan is graded as specified above.

As of December 31, 2011 and September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	December 31, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$97,444	$110	$--	$5,783	$--	$103,337
Multifamily residential	8,131	1,670	1,024	2,359	--	13,184
Commercial real estate	90,458	4,307	19,407	30,909	--	145,081
Total real estate	196,033	6,087	20,431	39,051	--	261,602

Real estate construction:
One-to-four family residential	3,849	3,819	--	668	--	8,336
Multifamily residential	--	--	--	--	--	--
Commercial real estate	8,018	--	512	1,380	--	9,910
Total real estate construction	11,867	3,819	512	2,048	--	18,246

Consumer:
Home equity	33,715	127	40	857	--	34,739
Automobile	660	5	--	--	--	665
Other consumer	3,248	64	41	283	--	3,636
Total consumer	37,623	196	81	1,140	--	39,040

Commercial business	5,163	304	329	422	--	6,218
Leases	257	--	--	--	--	257

Total noncovered loans	250,943	10,406	21,353	42,661	--	325,363

Covered loans
Real estate:
One-to-four family residential	7,660	347	1,573	6,053	--	15,633
Multifamily residential	1,654	976	169	1,589	--	4,388
Commercial real estate	24,134	1,672	11,812	23,516	--	61,134
Total real estate	33,448	2,995	13,554	31,158	--	81,155

Real estate construction:
One-to-four family residential	230	--	--	789	--	1,019
Multifamily residential	--	--	--	--	--	--
Commercial real estate	1,760	102	2,705	2,451	--	7,018
Total real estate construction	1,990	102	2,705	3,240	--	8,037

Consumer:
Home equity	11,713	138	--	763	--	12,614
Automobile	281	--	--	--	--	281
Other consumer	942	14	--	22	--	978
Total consumer	12,936	152	--	785	--	13,873

Commercial business	21,408	1,755	5,353	6,488	--	35,004
Leases	1,902	--	--	--	--	1,902

Total covered loans	71,684	5,004	21,612	41,671	--	139,971
Total gross loans	$322,627	$15,410	$42,965	$84,332	$--	$464,334

	September 30, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$104,459	$69	$--	$5,748	$--	$110,276
Multifamily residential	5,407	1,682	1,032	1,510	--	9,631
Commercial real estate	90,001	7,588	17,470	30,090	--	145,149
Total real estate	199,867	9,339	18,502	37,348	--	265,056

Real estate construction:
One-to-four family residential	5,198	2,181	--	726	--	8,105
Multifamily residential	--	--	111	--	--	111
Commercial real estate	4,488	--	643	1,470	--	6,601
Total real estate construction	9,686	--	754	2,196	--	14,817

Consumer:
Home equity	34,546	125	39	587	--	35,297
Automobile	672	6	--	--	--	678
Other consumer	4,228	103	48	29	--	4,408
Total consumer	39,446	234	87	616	--	40,383

Commercial business	7,204	220	381	485	--	8,290
Leases	283	--	--	--	--	283

Total noncovered loans	256,486	11,974	19,724	40,645	--	328,829

Covered loans
Real estate:
One-to-four family residential	4,848	788	1,971	7,860	--	15,467
Multifamily residential	6,046	1,136	170	1,435	--	8,787
Commercial real estate	24,407	2,060	12,005	22,307	--	60,779
Total real estate	35,301	3,984	14,146	31,602	--	85,033

Real estate construction:
One-to-four family residential	235	--	--	715	--	950
Multifamily residential	--	--	--	--	--	--
Commercial real estate	2,053	117	2,594	4,809	--	9,573
Total real estate construction	2,288	117	2,594	5,524	--	10,523

Consumer:
Home equity	13,222	474	--	69	--	13,765
Automobile	302	--	--	--	--	302
Other consumer	1,047	14	--	38	--	1,099
Total consumer	14,571	488	--	107	--	15,166

Commercial business	28,273	1,464	7,268	4,732	--	41,737
Leases	2,538	--	--	--	--	2,538

Total covered loans	82,971	6,053	24,008	41,965	--	154,997
Total gross loans	$339,457	$18,027	$43,732	$82,610	$--	$483,826

Impaired Loans. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement with the borrower. Additionally, all troubled debt restructurings (“TDR”) are considered impaired. The following table summarizes impaired loans as of and during the three months ended December 31, 2011 and September 30, 2011 (in thousands):

	December 31, 2011	September 30, 2011

Impaired loans with related specific allowance	$8,787	$6,617
Impaired loans with no related allowance	13,355	10,825

Total impaired loans	$22,142	$17,442

Specific allowance on impaired loans	$1,569	$1,360
Average balance of impaired loans for the three months ended December 31, 2011 and December 31, 2010	19,795	25,258

Interest income recorded on impaired loans was immaterial during those periods.

The following tables present loans deemed impaired by portfolio segment as of and during the three months ended December 31, 2011 and September 30, 2011 (in thousands):

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
Noncovered loans
With no related allowance recorded:
One-to-four family residential	$5,147	$4,654	$--	$3,989
Commercial and multifamily	2,651	2,415	--	2,087
Real estate construction	2,155	770	--	756
Home equity	1,010	614	--	448
Consumer	42	42	--	21
Commercial business and leases	592	427	--	463
Total noncovered loans with no related allowance	11,597	8,922	--	7,764

With an allowance recorded:
One-to-four family residential	1,572	1,576	(359)	1,701
Commercial and multifamily	6,035	6,035	(737)	5,082
Real estate construction	873	873	(204)	694
Home equity	303	303	(269)	226
Total noncovered loans with an allowance recorded	8,783	8,787	(1,569)	7,703

Covered loans
With no related allowance recorded:
One-to-four family residential	663	436	--	407
Commercial and multifamily	3,279	2,708	--	2,752
Real estate construction	1,798	864	--	867
Home equity	643	209	--	133
Consumer	4	4	--	12
Commercial business and leases	236	212	--	157
Total covered loans with no related allowance	6,623	4,433	--	4,328
Total impaired loans	$27,003	$22,142	$(1,569)	$19,795

	September 30, 2011			For the Three Months Ended December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
Noncovered loans
With no related allowance recorded:
One-to-four family residential	$3,756	$3,325	$--	$660
Commercial real estate	1,897	1,759	--	2,258
Real estate construction	2,261	741	--	699
Home equity	1,352	281	--	17
Commercial business and leases	663	498	--	449
Total noncovered loans with no related allowance	9,929	6,604	--	4,083

With an allowance recorded:
One-to-four family residential	1,823	1,826	(412)	2,844
Commercial real estate	4,128	4,128	(602)	6,476
Real estate construction	514	514	(227)	2,495
Home equity	149	149	(119)	131
Commercial business and leases	--	--	--	786
Total noncovered loans with an allowance recorded	6,614	6,617	(1,360)	12,732

Covered loans
With no related allowance recorded:
One-to-four family residential	604	377	--	192
Multifamily residential	--	--	--	975
Commercial real estate	3,525	2,796	--	5,348
Real estate construction	1,801	869	--	1,445
Home equity	365	57	--	--
Consumer	37	20	--	--
Commercial business and leases	132	102	--	483
Total covered loans with no related allowance	6,464	4,221	--	8,443
Total impaired loans	$23,007	$17,442	$(1,360)	$25,258

Allowance for Loan Losses. The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and September 30, 2011 (in thousands):

	December 31, 2011
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
Noncovered loans
One-to-four family residential	$359	$1,384	$--	$6,230	$97,107	$--
Commercial and multifamily	737	4,443	--	8,450	149,815	--
Real estate construction	204	518	--	1,643	16,603	--
Home equity	269	1,757	--	917	33,822	--
Consumer	--	71	--	42	2,045	2,214
Commercial business	--	141	--	427	5,791	--
Leases	--	64	--	--	257	--
Total noncovered loans	1,569	8,378	--	17,709	305,440	2,214

Covered loans
One-to-four family residential	--	30	--	436	6,077	9,120
Commercial and multifamily	--	1,026	--	2,708	21,918	40,896
Real estate construction	--	151	2,050	864	1,547	5,626
Home equity	--	277	--	209	5,250	7,155
Consumer	--	32	10	4	1,213	42
Commercial business	--	384	264	212	5,515	29,277
Leases	--	--	--	--	1,902	--
Total covered loans	--	1,900	2,324	4,433	43,422	92,116
Total gross loans	$1,569	$10,278	$2,324	$22,142	$348,862	$94,330

	September 30, 2011
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
Noncovered loans
One-to-four family residential	$412	$984	$--	$5,151	$105,125	$--
Commercial and multifamily	602	4,401	--	5,887	148,893	--
Real estate construction	227	671	--	1,255	13,562	--
Home equity	119	1,460	--	430	34,867	--
Consumer	--	62	--	--	2,710	2,376
Commercial business	--	211	--	498	7,792	--
Leases	--	76	--	--	283	--
Total noncovered loans	1,360	7,865	--	13,221	313,232	2,376

Covered loans
One-to-four family residential	--	77	--	377	2,933	12,157
Commercial and multifamily	--	1,597	--	2,796	26,374	40,396
Real estate construction	--	698	1,871	869	3,092	6,562
Home equity	--	340	--	57	5,683	8,025
Consumer	--	31	--	20	1,319	62
Commercial business	--	432	94	102	7,152	34,483
Leases	--	--	--	--	2,538	--
Total covered loans	--	3,175	1,965	4,221	49,091	101,685
Total gross loans	$1,360	$11,040	$1,965	$17,442	$362,323	$104,061

Activity in the allowance for loan losses for the three months ended December 31, 2011 and 2010 was as follows (in thousands):

	As of September 30, 2011	Provisions	Charge-Offs	Recoveries	As of December 31, 2011
Noncovered loans
One-to-four family residential	$1,396	$544	$(239)	$42	$1,743
Commercial and multifamily	5,003	303	(127)	1	5,180
Real estate construction	898	(1,260)	(3)	1,087	722
Home equity	1,579	475	(65)	37	2,026
Consumer	62	20	(12)	1	71
Commercial business	211	(70)	--	--	141
Leases	76	(12)	--	--	64

Total noncovered loans	9,225	--	(446)	1,168	9,947

Covered loans
One-to-four family residential	77	(47)	--	--	30
Commercial and multifamily	1,597	(349)	(224)	2	1,026
Real estate construction	2,569	(354)	(80)	66	2,201
Home equity	340	66	(129)	--	277
Consumer	31	11	--	--	42
Commercial business	526	199	(81)	4	648
Total covered loans	5,140	(474)	(514)	72	4,224
Total	$14,365	$(474)	$(960)	$1,240	$14,171

	As of September 30, 2010	Provisions	Charge-Offs	Recoveries	As of December 31, 2010
Noncovered loans
One-to-four family residential	$3,165	$(369)	$(789)	$203	$2,210
Commercial and multifamily	5,188	1,378	(37)	7	6,536
Real estate construction	1,427	(791)	(78)	399	957
Home equity	1,517	552	(716)	3	1,356
Consumer	138	(80)	(7)	3	54
Commercial business	470	377	--	4	851

Total noncovered loans	11,905	1,067	(1,627)	619	11,964

Covered loans
One-to-four family residential	53	127	(110)	--	70
Commercial and multifamily	2,258	449	(715)	18	2,010
Real estate construction	448	1,141	(1,149)	13	453
Home equity	--	421	--	--	421
Consumer	248	(169)	(30)	--	49
Commercial business	520	(36)	(58)	16	442
Total covered loans	3,527	1,933	(2,062)	47	3,445
Total	$15,432	$3,000	$(3,689)	$666	$15,409

Troubled Debt Restructurings (TDRs). The internal process used to assess whether a modification should be reported and accounted for as TDRs includes an assessment of the borrower’s payment history, considering whether the borrower is in financial difficulty, whether a concession has been granted, and whether it is likely the borrower will be able to perform under the modified terms. The modification of the terms of such loans generally includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for the new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

TDRs totaled $9.1 million and $7.0 million at December 31, 2011 and September 30, 2011, respectively, and are included in the impaired loan disclosures below. Of these amounts, $620,000 and $440,000 were covered under loss sharing agreements with the FDIC at December 31, 2011 and September 30, 2011 respectively. The Company has allocated $1.1 million and $1.2 million of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2011 and September 30, 2011.  There were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications to loans not accounted for as TDRs totaled $4.1 million at December 31, 2011. Approximately $1.2 million of those modifications resided in the noncovered loan portfolio. These loans were not considered to be TDRs because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

The following tables present TDRs at December 31, 2011 and September 30, 2011 (in thousands):

	December 31, 2011			September 30, 2011
	Accrual Status	Nonaccrual Status	Total Modifications	Accrual Status	Nonaccrual Status	Total Modifications
Noncovered loans
One- to four- family residential	$241	$1,549	$1,790	$244	$1,607	$1,851
Commercial and multifamily	274	5,309	5,583	--	4,128	4,128
Real estate construction	6	428	434	7	514	521
Home equity	16	234	250	17	54	71
Commercial business and leases	--	395	395	--	--	--

Total noncovered	537	7,915	8,452	268	6,303	6,571

Covered loans
Commercial and multifamily	180	232	412	181	49	230
Real estate construction	--	208	208	--	210	210

Total covered	180	440	620	181	259	440
Total	$717	$8,355	$9,072	$449	$6,562	$7,011

The following table presents new TDRs at recorded investment that occurred during the three months ended December 31, 2011 (dollars in thousands).  In each instance, the modification involved a reduction of the stated interest rate of the loan for periods ranging from six to 24 months.  In one instance, the modification involved an extension of a maturity date by 27 months.  One of the modifications resulted in a partial charge-off of $56,000.

	Number of Contracts	Pre- Modification Balance	Post- Modification Balance
Noncovered loans
One- to four- family residential	1	$100	$100
Commercial and multifamily	2	1,636	1,636
Home equity	2	182	182
Commercial business and leases	1	395	395

Total noncovered	6	2,313	2,313

Covered loans
Commercial and multifamily	1	288	232

Total covered	1	288	232

Total	7	$2,601	$2,545

During the three months ended December 31, 2011, we did not incur a payment default on any loan that had been modified previously during the last twelve months.  A default on a TDR results in either a transfer to nonaccrual status or a charge-off.

The following table presents TDRs at December 31, 2011 which were performing according to agreement (dollars in thousands):

	December 31, 2011
	Number of Contracts	Recorded Investment
Noncovered loans
One- to four- family residential	9	$1,428
Commercial and multifamily	3	4,118
Real estate construction	3	344
Home equity	3	198

Total noncovered	18	6,088

Covered loans
Commercial and multifamily	2	411

Total covered	2	411

Total	20	$6,499

Purchased Credit Impaired Loans. The Bank has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. These loans are accounted for under ASC 310-30. At the acquisition date, management estimated the fair value of the acquired loan portfolios which represented the expected cash flows from the portfolio discounted at a market-based rate. Included in the estimate of fair value was a discount credit adjustment that reflected expected credit losses. In estimating the preliminary fair value, management calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the credit risk in the acquired loan and lease portfolio at the acquisition date.  The following table details activity of accretable yield (in thousands):

	Three Months Ended December 31,
	2011	2010

Beginning balance of accretable yield	$31,860	$35,163

Changes in accretable yield due to:
Transfer from nonaccretable difference	4,844	--
Accretable yield recognized as interest income	(7,789)	(3,436)

Ending balance of accretable yield	$28,915	$31,727

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $7.7 million and $8.8 million at December 31, 2011 and September 30, 2011, respectively, all of which were purchased in the CFB Acquisition. At December 31, 2011 and September 30, 2011, the allowance for losses on purchased credit impaired loans was $2.3 million and $2.0 million, respectively.  The provision for loan losses and reductions in the allowance for purchased credit impaired loans was $398,000 and $15,000, respectively, during the quarter ended December 31, 2011.

Note 6 – Fair Value Measurement

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis at December 31, 2011 and September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2011
Obligations of U.S. GSE	$--	$65,984	$--	$65,984
Obligations of states and political subdivisions	--	21,809	--	21,809
Corporate note, FDIC-guaranteed	--	1,007	--	1,007
Mortgage-backed securities, GSE issued	--	310,766	--	310,766
Mortgage-backed securities, private label	--	311	--	311

September 30, 2011
Obligations of U.S. GSE	$--	$82,303	$--	$82,303
Obligations of states and political subdivisions	--	15,605	--	15,605
Corporate note, FDIC-guaranteed	--	1,011	--	1,011
Mortgage-backed securities, GSE issued	--	281,603	--	281,603
Mortgage-backed securities, private label	--	325	--	325

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at December 31, 2011 and September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total

December 31, 2011
Impaired loans:
One-to-four family residential	$--	$--	$3,453	$3,453
Commercial and multifamily	--	--	9,132	9,132
Real estate construction	--	--	2,033	2,033
Home equity	--	--	536	536
Commercial business	--	--	420	420
Total impaired loans	--	--	15,574	15,574

REO:
One-to-four family residential	--	--	1,984	1,984
Commercial and multifamily	--	--	4,416	4,416
Real estate construction	--	--	4,551	4,551
Total REO	--	--	10,951	10,951

Total impaired loans and REO at fair value	$--	$--	$26,525	$26,525

September 30, 2011
Impaired loans:
One-to-four family residential	$--	$--	$3,060	$3,060
Commercial and multifamily	--	--	5,853	5,853
Real estate construction	--	--	1,071	1,071
Home equity	--	--	183	183
Consumer	--	--	15	15
Commercial business	--	--	67	67
Total impaired loans	--	--	10,249	10,249

REO:
One-to-four family residential	--	--	1,250	1,250
Commercial and multifamily	--	--	4,354	4,354
Real estate construction	--	--	5,098	5,098
Total REO	--	--	10,702	10,702

Total impaired loans and REO at fair value	$--	$--	$20,951	$20,951

Impaired loans, which are measured for impairment using the fair value of the collateral at December 31, 2011, had a carrying amount of $15.6 million, net of specific valuation allowances totaling $1.6 million. The specific valuation allowance on impaired loans during the quarters ended December 31, 2011 and 2010, required a provision of $209,000 and $900,000, respectively.

REO, which is recorded at estimated fair value less costs to sell, had a carrying amount of $11.0 million at December 31, 2011, which is comprised of the outstanding balance of $11.0 million, with no valuation allowance.  At September 30, 2011, REO measured at fair value less costs to sell had a carrying value of $10.7 million, which is made up of the outstanding balance of $10.7 million, with no valuation allowance.  The provision for declines in the value of real estate owned totaled $482,000 and $675,000 for the quarters ended December 31, 2011 and 2010, respectively, net of amounts recoverable from the FDIC under loss sharing agreements.

The estimated fair values of the Company’s financial instruments at December 31, 2011 and September 30, 2011 were as follows (in thousands):

	December 31, 2011		September 30, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$144,293	$144,293	$190,734	$190,734
Investment securities	399,877	399,877	380,847	380,847
Loans held for sale	--	--	2,088	2,088
Loans receivable, net	447,749	462,009	465,392	474,899
FDIC indemnification receivable, net	23,676	23,676	33,863	33,863
FHLB stock	17,717	n/a	17,717	n/a
Accrued interest receivable	2,857	2,857	2,800	2,800

Financial liabilities:
Demand and savings deposits	$633,637	$633,637	$649,210	$649,210
Certificates of deposit	272,462	276,822	310,299	315,492
Repurchase agreements	4,913	4,982	4,892	4,977
Advances by borrowers for taxes and insurance	358	358	1,333	1,333
Accrued interest payable	219	219	249	249

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
-

Deposits.  The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit are estimated using discounted cash flow analysis using the rates currently offered for deposits of similar remaining maturities.

Repurchase Agreements.  The fair value of these borrowings is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made.

Advances by Borrowers for Taxes and Insurance.  The carrying amount approximates fair value.

Accrued Interest Payable.  The carrying amount approximates fair value.

Off-Balance Sheet Instruments.  Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at December 31, 2011 and September 30, 2011, were insignificant.

Note 7 –FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the twelve months ended September 30, 2011 and three months ended December 31, 2011, was as follows (in thousands):

	Reimbursement Rate
	80%	95%	Receivable	Discount	Receivable

Balance at September 30, 2010	$80,667	$3,578	$67,933	$(3,359)	$64,574

Payments from FDIC for losses on covered assets	(40,721)	(2,560)	(35,009)	--	(35,009)
(Decrease) increase in estimated losses	(8,393)	8,056	939	--	939
Discount accretion	--	--	--	3,359	3,359

Balance at September 30, 2011	31,553	9,074	33,863	--	33,863

Payments from FDIC for losses on covered assets, net	(2,100)	(3,561)	(5,063)	--	(5,063)
Decrease in estimated losses	(5,667)	(621)	(5,124)	--	(5,124)

Balance at December 31, 2011	$23,786	$4,892	$23,676	$--	$23,676

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On January 24, 2012, the Company reported its decision to change its fiscal year end to December 31 from a fiscal year ending on September 30. This change in fiscal year end makes the Company’s and the Bank’s year-end coincide with the regulatory reporting periods now effective with the Company’s reorganization to a bank holding company and the Bank’s conversion to a commercial bank that occurred on May 31, 2011. As a result of the change in fiscal year, the Company is filing this transition report on Form 10-QT covering the transition period from October 1, 2011 to December 31, 2011.

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

•	changes in general economic conditions, either nationally or in our market areas;
•	changes in the levels of general interest rates, and the relative differences between short-term and long-term interest rates, deposit interest rates, our net interest margin and funding sources;
•	risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar;
•	fluctuations in the demand for loans, the number of unsold homes and properties in foreclosure and fluctuations in real estate values in our market areas;
•
results of examinations of the Company by the Federal Reserve Board and of our bank subsidiary by the Federal Deposit Insurance Corporation (FDIC) and the Idaho Department of Finance or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings and could increase our deposit premiums;

•
legislative or regulatory changes, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles or the  interpretation of regulatory capital or other rules;

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
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed from time to time in our filings with the SEC, including this Form 10-QT and subsequently filed Quarterly Reports on Form 10-Q.  Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this transition report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.  These risks could cause our actual results for fiscal year 2012 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

As used throughout this report, the term the “Company” refers to Home Federal Bancorp and its consolidated subsidiaries, unless the context otherwise requires.

Background and Overview

Home Federal Bancorp, Inc. is a Maryland corporation that serves as the holding company for Home Federal Bank (the “Bank”). The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “HOME” and is included in the U.S. Russell 2000® Index.

The Bank is a state-chartered, FDIC-insured commercial bank and is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market areas.  The Bank’s primary business is attracting deposits from the general public and using these funds to originate loans.  The Bank emphasizes the direct origination of commercial business loans, commercial real estate loans, construction and residential development loans, and consumer loans.

On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume nearly all of the deposits and certain other liabilities and acquire certain assets, including loans and real estate owned and other repossessed assets (“REO”) of Community First Bank, a full service commercial bank, headquartered in Prineville, Oregon (the “CFB Acquisition”). The loans and REO purchased are covered by loss sharing agreements between the FDIC and Home Federal Bank, which afford the Bank significant protection. Under the loss sharing agreements, Home Federal Bank will share in the losses and certain reimbursable expenses on assets covered under the agreement. The FDIC has agreed to reimburse Home Federal Bank for 80% of losses and certain reimbursable expenses up to $34.0 million, and 95% of losses that exceed that amount on covered assets.

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

At December 31, 2011, Home Federal Bank had operations in three distinct market areas including Boise, Idaho, and surrounding communities, together known as the Treasure Valley region of southwestern Idaho, which we refer to as the Idaho Region. The CFB Acquisition resulted in the Bank’s entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson. We refer to this market as the Central Oregon Region. In addition to deepening its presence in Central Oregon, as a result of the LibertyBank Acquisition, the Bank also operates in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. We refer to these markets as our Western Oregon Region. At December 31, 2011, the Bank had 29 full-service branches after closing four branches on December 31, 2011.  In addition, the Bank’s last remaining Walmart in-store branch was closed on January 5, 2012, which reduced the number of our branches to 28.

The Company reported earnings of $1.4 million, or $0.09 per diluted share, for the three months ended December 31, 2011, compared to a loss of ($1.3 million), or ($0.08) per diluted share, for the same period a year ago. The Company’s return to profitability was attributable to a reduction in operating expenses, gains on the sales of securities and facilities, and continued improvement in covered asset quality, which resulted in higher yields on purchased loans and lower credit costs. During the quarter ended December 31, 2011, a negative provision for loan losses was recorded on covered loans purchased in the FDIC-assisted acquisitions. Nearly all of the negative provision was offset by a correlating impairment of the FDIC indemnification asset due to this reduction in estimated losses on covered loans, which is reported in other income on the Consolidated Statements of Operations. A provision was not recorded on noncovered loans during the quarter ended December 31, 2011.

The following items summarize key activities of the Company during the quarter ended December 31, 2011:

•
The Company repurchased 390,131 shares of its common stock during the quarter at an average cost of $10.02 per share. Approximately 510,000 shares remain available for repurchase under the current repurchase program;

•
Net interest income before the provision for loan losses increased $6.0 million when compared to the quarter ended December 31, 2010, due to a higher yield on purchased loans and a declining cost of funds in the 2011 period;

•
The provision for loan losses, net of the FDIC indemnification impairment related to the negative provision, totaled $41,000 during the quarter ended December 31, 2011. No provision for loan losses on noncovered originated loans was recorded during the quarter;

•	The Bank sold one of the buildings and fixtures from a closed branch in December 2011 and recorded a pre-tax gain of $264,000;
•
Noninterest income during the quarter ended December 31, 2011, includes impairment of the FDIC indemnification asset for covered loans of $4.7 million and a $515,000 offset (impairment) due to the negative provision for loan losses, both a result of a reduction in estimated future losses on covered loans;

•	Service charges and fees declined $439,000 from the quarter ended September 30, 2011 and $213,000 compared to the quarter ended December 31, 2010;
•	The Company sold investment securities and recorded a pre-tax gain of $590,000 during the quarter ended December 31, 2011, compared to $607,000 in the quarter ended September 30, 2011;
•
Noninterest expense decreased by $2.5 million during the quarter ended December 31, 2011, compared to the linked quarter as the quarter ended September 30, 2011, included a number of items related to the Company’s previously announced branch closures. Noninterest expense in the quarter ended December 31, 2011, was $2.8 million lower than the quarter ended December 31, 2010;

•	The provision for real estate owned totaled $482,000 during the quarter ended December 31, 2011, compared to $86,000 in the linked quarter and $675,000 in the year-ago quarter;
•
Total assets decreased $60.8 million during the quarter ended December 31, 2011, compared to September 30, 2011. Loans declined $18.3 million compared to September 30, 2011, and $123.5 million compared to December 31, 2010; and

•	Noncovered nonperforming assets increased $1.9 million, or 9.3%, compared to September 30, 2011, and represented 1.98% of total assets. Total nonperforming assets decreased $2.0 million.

Critical Accounting Estimates and Related Accounting Policies

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements, and thus actual results could differ from the amounts reported and disclosed herein. Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements. These policies relate to the determination of the allowance for loan losses (including the evaluation of impaired loans and the associated provision for loan losses), accounting for acquired loans and covered assets, the valuation of real estate owned, as well as deferred income taxes and the associated income tax expense.

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

The Company’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount.  The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been identified. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Adjustments are made to historical loss percentages to reflect current economic and internal environmental factors such as changes in underwriting standards and unemployment rates that may increase or decrease those loss factors. As a result of the imprecision in calculating inherent and potential losses, environmental adjustments are added to the general allowance to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other qualitative factors that may alter historical loss experience.

The allowance for loan losses is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.  Reductions in estimated or known losses may result in a reduction in the allowance for loan losses, which may be effected through a “negative” provision for loan losses.  Provisions for losses on covered loans are recorded gross of recoverable amounts from the FDIC under the loss sharing agreements. The recoverable portion of the provision for loan losses on covered loans is recorded in noninterest income as “FDIC indemnification recovery.”

The allowance for loan losses on noncovered originated loans consists of specific reserves allocated to individually reviewed loans and general reserves on all other noncovered originated loans. Commencing in April 2011, management changed its accounting policy for specific allowances on noncovered originated loans in process of foreclosure. Previously, the Bank would maintain a specific reserve on these noncovered impaired loans. Since April 2011, such deficiencies on loans in process of foreclosure are classified as “Loss” under our credit grading process and the loan balance is charged down, which removes the specific reserve previously recorded. A general allowance for loan losses is recorded on loans purchased in the CFB Acquisition that are not accounted for under Accounting Standard Codification Topic (“ASC”) 310-30. Loans purchased in the CFB Acquisition that are accounted for under ASC 310-30 are partially charged down if estimated losses exceed the fair value discount established on the acquisition date. The Company elected to apply the accounting methodology of ASC 310-30 to all loans purchased in the LibertyBank Acquisition, which is described in greater detail below under “Acquired Loans and Covered Assets.” As a result, an allowance for loans purchased in the LibertyBank Acquisition is established when the net present value of cash flows expected to be received for loans in each individual loan pool become impaired.

Acquired Loans and Covered Assets. Loans acquired in the CFB Acquisition were valued as of the acquisition date in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations. At the time of the CFB Acquisition, the Company applied SFAS No. 141, which was superseded by SFAS No. 141(R). The Company was not permitted to adopt SFAS No. 141(R) prior to its effective date, which was October 1, 2009, due to the Company’s fiscal year end.  ASC 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  Management also estimated the amount of credit losses that were expected to be realized for the loan portfolio primarily by estimating the liquidation value of collateral securing loans on non-accrual status or classified as substandard or doubtful. Loans purchased in the CFB Acquisition accounted for under ASC 310-30 were not aggregated into pools and are accounted for on a loan-by-loan basis. An allowance for loan losses was established for loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30.

Loans purchased in the LibertyBank Acquisition are valued as of acquisition date in accordance with ASC 805 Business Combinations, formerly SFAS 141(R). Further, the Company elected to account for all other loans purchased in the LibertyBank Acquisition within the scope of ASC 310-30 using the same methodology. Under ASC 805 and ASC 310-30, loans purchased in the LibertyBank Acquisition were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses was not carried over or recorded as of the acquisition date, unlike the loans purchased in the CFB Acquisition, which are accounted for under previous guidance as described above. In situations where loans have similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans purchased in the LibertyBank Acquisition into 22 different pools, based on common risk characteristics such as loan classification, loan structure, nonaccrual status and collateral type.

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

FDIC Indemnification Asset. In conjunction with the CFB Acquisition and the LibertyBank Acquisition, the Bank entered into loss sharing agreements with the FDIC for amounts receivable under the loss sharing agreements. In some cases the FDIC loss sharing agreements may be terminated on a loan by loan basis if the Bank renews or extends individual loans. At each acquisition date the Company elected to account for amounts receivable under the loss sharing agreements as an indemnification asset. Subsequent to the acquisitions the indemnification asset is tied to the loss in the covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the loss sharing agreements. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted or amortized into noninterest income over the life of the FDIC indemnification asset.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in ASC Topic 740, Income Taxes. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from depreciation expense, purchase accounting adjustments, loan loss reserves, deferred compensation, mark to market adjustments on our available-for-sale securities, and dividends received from the FHLB of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Comparison of Financial Condition at December 31, 2011 and September 30, 2011

For the three months ended December 31, 2011, total assets decreased $60.8 million, or 5.2%, to $1.1 billion compared to September 30, 2011. The changes in total assets were primarily concentrated in the following asset categories (dollars in thousands):

	December	September	Increase/(Decrease)
	31, 2011	30, 2011	Amount	Percent

Cash and amounts due from depository institutions	$144,293	$190,734	$(46,441)	(24.3)%
Investments, at fair value	399,877	380,847	19,030	5.0
Loans receivable, net of allowance for loan losses	449,908	468,213	(18,305)	(3.9)

Cash and Amounts Due From Depository Institutions. The decrease in cash and equivalents during the quarter ended December 31, 2011, was due to the purchase of investment securities and payments on maturing certificates of deposit that were not renewed. We anticipate that we will continue to invest excess cash in medium-term securities in fiscal 2012, but will also conserve some liquidity in order to meet the demand of maturing certificates of deposit, prepare for the potential of rising interest rates, and to provide flexibility for potential acquisitions and repurchases of common stock.

Investments. Investments increased $19.0 million during the quarter ended December 31, 2011. Our purchases of securities in fiscal 2011, and going forward into 2012, have focused on high-quality investments with an average duration, or average life, of approximately 3.0 years. We have given preference to short and medium-term securities in anticipation of rising interest rates and increases in loan demand in the next 18 to 24 months. Additionally, we intend to mitigate price sensitivity to protect capital if we need to sell significant amounts of securities in the future to increase liquidity. At December 31, 2011, the estimated effective duration of our investment portfolio was 1.8 years.

We continually analyze our investment portfolio to improve and optimize total return. The Bank purchased $25 million of long-term U.S. Treasury bonds in October 2011 and management decided to sell those bonds in mid-December 2011 due to the strong rally in the bond market, which resulted in pre-tax gains of $590,000 during the quarter ended December 31, 2011. The proceeds from the sale were invested in mortgage-backed securities issued by U.S. Government-sponsored enterprises.

Loans. Loans and leases receivable, net, decreased by $18.3 million during the quarter ended December 31, 2011. One-to-four family loans declined by $6.8 million and commercial business loans declined by $8.8 million during the quarter. Loans and leases in the Company’s leasing subsidiary declined by $4.6 million during the quarter. Economic growth remains tepid in our key markets, which continues to inhibit loan demand from creditworthy borrowers. During the quarter ended December 31, 2011, the Bank was unable to originate new loans at a level that kept pace with the runoff of the Bank’s legacy residential mortgage and leasing portfolios, which are loan products we no longer originate for investment. However, real estate construction loans increased $944,000.

Allowance for Loan Losses and Asset Quality. The allowance for loan losses decreased to $14.2 million at December 31, 2011, from $14.4 million at September 30, 2011. At December 31, 2011, the allowance on noncovered loans was $9.9 million, compared to $9.2 million at September 30, 2011. The allowance for loan losses on the noncovered loan portfolio was 3.1% of noncovered loans at December 31, 2011, with only $1.6 million of the $9.9 million allowance for losses on noncovered loans specifically allocated to impaired noncovered loans. The allowance for noncovered loans increased during the quarter ended December 31, 2011, due to net recoveries of $722,000 and as a result of an increase in nonperforming loans at December 31, 2011, compared to September 30, 2011.  Non-covered nonperforming loans increased to $15.7 million at December 31, 2011, compared to $12.9 million at September 30, 2011. Covered nonperforming loans decreased to $10.4 million at December 31, 2011, compared to $11.6 million at September 30, 2011.

An allowance of $1.7 million was recorded on covered loans purchased in the CFB Acquisition at December 31, 2011. The allowance for loan losses for these loans declined from $3.0 million at September 30, 2011, as we reduced the allowance allocated to covered loans that had partial charge-offs due to identified impairments. Net charge-offs of covered loans purchased in the CFB Acquisition totaled $428,000 during the quarter ended December 31, 2011.

An allowance of $2.5 million was recorded on loan pools purchased in the LibertyBank Acquisition at December 31, 2011, an increase of $383,000 compared to September 30, 2011.  Loans purchased in the LibertyBank Acquisition were aggregated at the time of acquisition into 22 pools and each pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. An allowance for loan losses has since been established on certain loan pools purchased in the LibertyBank Acquisition because the net present value of cash flows expected to be received from loans in certain individual pools were impaired at December 31, 2011, when compared to the original estimated cash flows for each pool.

Loans delinquent 30 to 89 days and still accruing interest totaled $2.1 million at December 31, 2011, compared to $1.3 million at September 30, 2011, including $311,000 and $664,000, respectively, of covered loans in the Community First Bank loan portfolio. Nonperforming assets, which include nonperforming loans and REO, totaled $46.0 million at December 31, 2011, compared to $48.0 million at September 30, 2011. The following table summarizes nonperforming loans and REO at December 31, 2011 and September 30, 2011 (in thousands):

	December 31, 2011			September 30, 2011			Quarter Change
	Covered Assets(1)	Noncovered Assets	Total	Covered Assets	Noncovered Assets	Total	Covered Assets	Noncovered Assets

Real estate construction	$2,007	$1,547	$3,554	$2,351	$1,248	$3,599	$(344)	$299
Commercial and multifamily real estate	7,306	7,601	14,907	8,320	5,887	14,207	(1,014)	1,714
One- to four-family residential	753	5,446	6,199	648	4,906	5,554	105	540
Other	374	1,100	1,474	298	904	1,202	76	196
Total nonperforming loans	10,440	15,694	26,134	11,617	12,945	24,562	(1,177)	2,749

REO and other repossessed assets	13,427	6,400	19,827	16,163	7,275	23,438	(2,736)	(875)

Total	$23,867	$22,094	$45,961	$27,780	$20,220	$48,000	$(3,913)	$1,874

(1)
Covered assets include loans purchased in the CFB Acquisition and all covered REO and repossessed assets, including those purchased in the LibertyBank Acquisition. Loans acquired in the LibertyBank Acquisition have been pooled and are not separately reported as nonperforming loans.

Certain loan modifications or restructurings are accounted for as “troubled debt restructurings.” In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Troubled debt restructurings totaled $9.1 million and $7.0 million at December 31, 2011 and September 30, 2011, respectively. All troubled debt restructurings are considered to be impaired loans, but may not necessarily be placed on nonaccrual status.

REO decreased $3.6 million to $19.8 million at December 31, 2011, compared to $23.4 million at September 30, 2011. REO was comprised primarily of $10.7 million of land development and construction projects, $5.8 million of commercial real estate and $3.3 million of one-to-four family residential properties.

FDIC Indemnification Asset. As part of the purchase and assumption agreements for the acquisitions, we entered into loss sharing agreements with the FDIC.  These agreements cover realized losses on covered assets purchased from the FDIC in the CFB Acquisition and the LibertyBank Acquisition. Losses on covered assets in the CFB Acquisition are indemnified 80% on the first $34.0 million of losses and at a rate of 95% thereafter. LibertyBank covered assets are indemnified at a rate of 80% on all losses on covered assets. The decrease in the FDIC indemnification receivable during the quarter ended December 31, 2011 was due to the receipt of payments on previous loss claims made to the FDIC and due to the net reduction in estimated future losses on covered assets, which caused an impairment charge of $4.7 million during the quarter ended December 31, 2011.  The impairment in the FDIC indemnification asset recognizes the decreased amount that the Company expects to collect from the FDIC under the terms of its loss sharing agreements due to lower expected losses on covered loans and REO. The impairment in the FDIC indemnification asset reduces noninterest income, which resulted in a significant noninterest loss for the quarter ended December 31, 2011. At December 31, 2011, the FDIC indemnification receivable for estimated losses on covered assets in the LibertyBank Acquisition totaled $19.0 million, while the receivable for estimated losses on covered assets in the CFB Acquisition was $4.7 million.

Deposits. Deposits decreased $53.4 million to $906.1 million during the quarter ended December 31, 2011. Balances in certificates of deposit declined during the quarter by $37.8 million to $272.5 million while core deposits (defined as checking, savings and money market accounts) declined $15.6 million between September 30, 2011 and December 31, 2011.  Core deposits comprised 69.9% of total deposits at December 31, 2011, and have increased $20.1 million since December 31, 2010, while certificates of deposit have declined $219.6 million during that period.   The decrease in certificates of deposit was primarily attributable to the Bank’s marketing strategy to compete less aggressively on time deposit interest rates to allow higher costing certificates of deposit to decline, in particular those acquired as part of the Liberty Bank Acquisition. We have directed our retail team to attempt to retain maturing certificate of deposit relationships that include a core deposit account. However, we are reluctant to compete for high-rate single account certificate of deposit customers due to our strong liquidity position at December 31, 2011, and consequently expect a continued managed reduction in these accounts.

The following table details the composition of the deposit portfolio and changes in deposit balances as of the balance sheet dates presented (dollars in thousands):

	December	September	Increase/(Decrease)
	31, 2011	30, 2011	Amount	Percent

Noninterest-bearing demand	$127,553	$141,040	$(13,487)	(9.6)%
Interest-bearing demand	249,215	251,347	(2,132)	(0.8)
Money market	178,377	177,183	1,194	0.7
Savings	78,492	79,640	(1,148)	(1.4)
Certificates of deposit	272,462	310,299	(37,837)	(12.2)

Total deposit accounts	$906,099	$959,509	$(53,410)	(5.6)%

Equity. Stockholders’ equity decreased $3.4 million, or 1.7%, to $191.3 million at December 31, 2011, compared to $194.7 million at September 30, 2011. The decrease in stockholders’ equity was due to stock repurchases of $3.9 million and $819,000 in dividends paid during the period, which was partially offset by net income from operations of $1.4 million.  At December 31, 2011, the Company’s total risk-based capital ratio was 42.50%; Tier 1 capital to risk-weighted assets ratio was 41.22%; and Tier 1 capital to average asset ratio was 15.67%. The Bank’s total risk-based capital ratio was 33.67%; Tier 1 capital to risk-weighted assets ratio was 32.40%; and Tier 1 capital to average asset ratio was 12.44%.  The Bank was categorized as “Well-Capitalized” at December 31, 2011 under the regulations of the FDIC.  The Company’s consolidated tangible common equity ratio was 16.90% at December 31, 2011, compared to 16.30% at September 30, 2011.  We calculate tangible common equity and tangible assets by excluding intangible assets.  Management believes that this is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of risk-based capital ratios, and is useful to investors in understanding the basis of our risk-based capital ratios and in assessing management’s success in utilizing our tangible capital.

Comparison of Operating Results for the Three Months Ended December 31, 2011, and December 31, 2010

Net income for the three months ended December 31, 2011, was $1.4 million, or $0.09 per diluted share, compared to a net loss of $1.3 million, or $0.08 per diluted share, for the same period last year. Net interest margin during the quarter ended December 31, 2011, increased substantially to 5.54% compared to 2.58% during the quarter ended December 31, 2010. The increase over the year-ago quarter was primarily the result of the increase in accretable yield during the quarter ended December 31, 2011, on loans purchased in the LibertyBank Acquisition.

Net Interest Income. Net interest income before the provision for loan losses increased $6.0 million, or 72.4%, to $14.3 million for the quarter ended December 31, 2011, compared to $8.3 million for the same quarter of the prior year. The increase was attributable to the increase in accretable yield on purchased loans in fiscal year 2011 due to the LibertyBank Acquisition. The incremental accretion income due to repayments represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes. The additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. During the quarters ended December 31, 2011 and 2010, the impact of loan removals totaled $1.2 million and $0, respectively.

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

	Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$9,799	$(5,729)	$4,070
Loans held for sale	(9)	(33)	(42)
Interest-bearing deposits in other banks	17	(129)	(112)
Investment securities	25	382	407

Total net change in income on interest-earning assets	$9,832	$(5,509)	4,323

Interest-bearing liabilities:
Savings deposits	$(45)	$6	(39)
Interest-bearing demand deposits	(169)	20	(149)
Money market accounts	(138)	4	(134)
Certificates of deposit	41	(773)	(732)
Total deposits	(311)	(743)	(1,054)

FHLB advances and other borrowings	(28)	(615)	(643)

Total net change in expense on interest-bearing liabilities	$(339)	$(1,358)	(1,697)
Total increase in net interest income			$6,020

Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 2011, increased $4.3 million, to $15.6 million, from $11.2 million for the three months ended December 31, 2010. The increase during the quarter was primarily attributable to an increase in the yield earned on loans due the LibertyBank Acquisition, partially offset by a decrease in average earning asset balances.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income (dollars in thousands):

					Increase/
	For the Three Months Ended December 31,				(Decrease) in
	2011		2010		Interest and
	Average Balance	Yield	Average Balance	Yield	Dividend Income

Loans receivable, net of deferred fees	$469,947	11.38%	$616,643	6.03%	$4,070
Loans held for sale	1,012	3.67	4,759	4.31	(42)
Interest bearing deposits in other banks	143,610	0.28	321,745	0.26	(112)
Investment securities, available-for-sale	402,134	2.08	328,853	2.05	407
FHLB stock	17,717	--	17,717	--	--

Total interest-earning assets	$1,034,420	6.02%	$1,289,717	3.49%	$4,323

The average yield on loans increased due to accretion of discounts on purchased loans in the LibertyBank Acquisition. Income on loans held for sale declined during the December 31, 2011 quarter declined as we ceased originating mortgage loans for sale in the secondary market during the quarter.

Interest Expense. Managed runoff in certificates of deposits combined with lower average interest-bearing core deposits resulted in a reduced cost of funds compared to prior periods. Additionally, the Bank paid off all outstanding borrowings with the FHLB in September 2011, which reduced interest expense on borrowings during the quarter ended December 31, 2011. The cost of funds for the quarter ended December 31, 2011 was 0.62% compared to 1.09% for the quarter ended December 31, 2010. The Company anticipates meaningful declines in higher cost certificates of deposit balances in the next quarter as maturities of accounts assumed in the LibertyBank Acquisition continue. The following table details average balances, cost of funds and the change in interest expense (dollars in thousands):

	For the Three Months Ended December 31,				Increase/
	2011		2010		(Decrease) in
	Average Balance	Rate	Average Balance	Rate	Interest Expense

Savings deposits	$79,192	0.14%	$71,884	0.37%	$(39)
Interest-bearing demand deposits	247,967	0.22	230,898	0.50	(149)
Money market deposits	178,418	0.32	175,830	0.63	(134)
Certificates of deposit	288,082	1.26	530,780	1.23	(732)
FHLB advances and other borrowings	4,893	1.72	66,422	4.00	(643)

Total interest-bearing liabilities	$798,552	0.62%	$1,075,814	1.09%	$(1,697)

The decline in average certificates of deposits during the three months ended 2011 compared to the three months ended December 31, 2010 was due to maturities of certificates of deposit, primarily in the LibertyBank Acquisition deposit portfolio. Due to the significant amount of cash we received in the LibertyBank Acquisition, the very low interest rate environment and weak loan demand from creditworthy borrowers, we reduced our rates on deposits during fiscal year 2011 and permitted certificates of deposit to decline. As noted earlier, we repaid all outstanding advances from the FHLB during the fiscal year ended September 30, 2011.

Provision for Loan Losses. A negative provision for loan losses of ($474,000) was recorded during the quarter ended December 31, 2011, compared to a provision of $3.0 million for the year-ago period. The gross negative provision on covered loans purchased in the CFB Acquisition totaled ($872,000) and related to a reduction in the estimated losses on covered loans that have had partial charge-downs due to observed credit impairment. A gross provision for loan losses on certain pools of loans purchased in the LibertyBank Acquisition totaled $398,000 during the quarter ended December 31, 2011. Net of amounts recorded in noninterest income as FDIC indemnification recovery, the impact of the provision for loan losses reduced income before taxes by $41,000 during the quarter ended December 31, 2011.

The “FDIC indemnification recovery,” which is reported in noninterest income, represents the amount of the provision for loan losses expected to be recovered by the Bank from the FDIC. As noted earlier, loans purchased in the LibertyBank Acquisition were aggregated into pools. If an individual pool performs better than management’s original estimates, the Company may incur an increase in accretable yield on those pools, which is offset somewhat by impairment in the FDIC indemnification asset since loan losses are expected to be less than previously estimated. If the estimated cash flows in a loan pool are less than management previously estimated, an allowance for loan losses may be recorded through a provision, which is offset somewhat by the amount expected to be recovered from the FDIC under the loss sharing agreements. During the quarter ended December 31, 2011, the Bank incurred impairments on certain loan pools purchased in the LibertyBank Acquisition that required a provision for loan losses, which was partially offset with an indemnification recovery. However, several loan pools are expected to perform with fewer losses than previously estimated, which resulted in impairment in the FDIC indemnification asset and may increase interest income on loans in the future due to higher accretable yield.

The following table details the impact of the provision for loan losses and the FDIC indemnification recovery on income before taxes (in thousands):

	For the Three Months Ended December 31
	2011	2010

Provision for loan losses on:
Noncovered originated loans	$--	$900
Covered loans – CFB Acquisition	(872)	2,100
Covered loans – LibertyBank Acquisition	398	--
Total gross provision for loan losses	(474)	3,000

Less: FDIC indemnification recovery reported in noninterest income:
Noncovered originated loans	--	--
Covered loans – CFB Acquisition	(829)	1,996
Covered loans – LibertyBank Acquisition	314	--
Total FDIC indemnification recovery	(515)	1,996

Net decrease (increase) to income before taxes:
Noncovered originated loans	--	900
Covered loans – CFB Acquisition	(43)	104
Covered loans – LibertyBank Acquisition	84	--

Net decrease in income before income taxes	$41	$1,004

Nonperforming loans have declined significantly to $26.1 million at December 31, 2011, compared to $40.0 million at December 31, 2010, and delinquent and classified loans were significantly lower at December 31, 2011 as well. As a result, the provision for loan losses declined substantially during the quarter ended December 31, 2011 compared to 2010.

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

Noninterest Income. Noninterest income for the quarter ended December 31, 2011, is reported as a loss due to the impairment of the FDIC indemnification asset, which totaled $4.7 million during the quarter. The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Three Months Ended December 31,		Increase/(Decrease)
	2011	2010	Amount	Percent

Service charges and fees	$2,246	$2,459	$(213)	(8.7)%
Gain on sale of loans	181	348	(167)	(48.0)
Gain on sale of securities AFS	590	--	590	n/a
Gain on sale of fixed assets and repossessed assets	328	274	54	19.7
FDIC indemnification recovery	(515)	1,996	(2,511)	(125.8)
Accretion (impairment) of FDIC indemnification asset	(4,667)	922	(5,589)	(606.2)
Other	206	304	(98)	(32.2)

Total noninterest income	$(1,631)	$6,303	$(7,934)	(125.9)%

The following table presents noninterest income excluding the impact of FDIC indemnification items on all covered loans (in thousands):

	Three Months Ended December 31,
	2011	2010

Total noninterest income, as reported	$(1,631)	$6,303
Less: FDIC indemnification recovery	(515)	1,996
Accretion (impairment) of FDIC indemnification asset	(4,667)	922
Total noninterest income, excluding FDIC indemnification items	$3,551	$3,385

Service charges and fee income decreased $213,000 to $2.2 million for the quarter ended December 30, 2011, compared to the compared to the same period a year ago. Overdraft fees and interchange income were $187,000 and $140,000 lower in the quarter ended December 31, 2011, compared to the same quarter last year.  Noninterest income also includes pre-tax gains on sales of securities of $590,000 during the quarter ended December 31, 2011. Additionally, the Bank sold one of the branch facilities that was closed in December 2011 and recorded a pre-tax gain of $264,000 during the quarter ended December 31, 2011. The gain on sale of REO was $168,000 and $127,000 during the quarters ended December 31, 2011 and 2010, respectively.

Noninterest Expense. Noninterest expense for the quarter ended December 31, 2011, decreased $2.8 million or 20.3% compared to the quarter ended December 31, 2010, due to a significant reduction in personnel and integration costs as a result of the consolidation of operating systems of the acquired operations of LibertyBank and Community First Bank that was completed during the first half of fiscal year 2011. This integration reduced compensation expense, data processing and professional fees for the quarter ended December 31, 2011 compared to the same period last year.

The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Three Months Ended December 31,		Increase/(Decrease)
	2011	2010	Amount	Percent

Compensation and benefits	$5,866	$7,094	$(1,228)	(17.3)%
Occupancy and equipment	1,476	1,845	(369)	(20.0)
Data processing	1,023	1,177	(154)	(13.1)
Advertising	145	213	(68)	(31.9)
Postage and supplies	287	254	33	13.0
Professional services	535	718	(183)	(25.5)
Insurance and taxes	707	1,049	(342)	(32.6)
Amortization of intangibles	160	195	(35)	(17.9)
Provision for REO	482	675	(193)	(28.6)
Other	335	599	(264)	(44.1)

Total noninterest expense	$11,016	$13,819	$(2,803)	(20.3)%

Compensation and benefits expense decreased $1.2 million during the quarter ended December 31, 2011, compared to the year ago quarter  due to branch closings and the consolidation of operations that occurred during fiscal year 2011. On September 30, 2011, with an effective date of January 1, 2012, we merged our employee stock ownership (“ESOP”) and 401(k) plans into a single plan (“KSOP”) and refinanced the loans associated with the ESOP, which will lower the allocation of ESOP shares in the future, compared to previous years. Compensation expense related to the ESOP was $35,000 during the quarter ended December 31, 2011, compared to $336,000 in the year ago quarter. Expense related to the ESOP is recorded based on the fair value of the Company’s share price and, therefore, is subject to fluctuation in future periods. We believe compensation expense will continue to decline in the quarter ending March 31, 2012, due to the reduction in personnel as a result of the branch closings discussed previously.

Insurance and taxes expense was $342,000 lower during the quarter ended December 31, 2011, compared to the year ago period due to a $234,000 reduction in the Bank’s FDIC insurance premiums as a result of a change in the way premiums are calculated during 2011. Other expenses declined $264,000 from the year ago quarter due primarily to the fewer miscellaneous expenses as a result of the integration of operations. Additionally the provision for noncovered REO totaled $482,000 during the quarter ended December 31, 2011, which represents a $193,000 decrease from the provision recorded during the quarter ended December 31, 2010.

Liquidity, Commitments and Capital Resources

Liquidity. We actively analyze and manage liquidity with the objectives of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations and satisfy other financial commitments. See the “Consolidated Statements of Cash Flows” contained in Item 1 - Financial Statements, included herein.

The primary sources of funds are customer deposits, loan repayments, sales and maturities of investments and, to a lesser extent, FHLB borrowings. These sources of funds are used to make loans, acquire investments and fund continuing operations. While maturities and the scheduled amortization of loans are generally a predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At December 31, 2011, certificates of deposit totaled $272.5 million, or 30.1% of total deposits, including $154.6 million that are scheduled to mature within the next twelve months from December 31, 2011. We believe our current liquidity position and anticipated operating results are sufficient to fund known, existing commitments and activity levels.

At December 31, 2011, the Bank maintained a borrowing facility with the FHLB of Seattle equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2011, the Bank was in compliance with the collateral requirements and $122.5 million of the line of credit was available. Despite the fact no borrowings were outstanding December 31, 2011, the Bank can be highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs.

The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet our growth plans or to meet short and long-term liquidity demands.

The high level of liquidity is primarily attributable to the LibertyBank Acquisition, as the Company received $313.9 million from the FDIC in connection with this acquisition and assumed $59.2 million of cash held by LibertyBank on the acquisition date. Funds obtained from the acquisition of LibertyBank in the fourth quarter of fiscal year 2010 were invested in securities throughout fiscal year 2011. We will continue to invest excess cash in medium-term securities in fiscal 2012, but will also conserve some cash in order to meet the demand of maturing certificates of deposit assumed in the LibertyBank Acquisition, prepare for the potential of rising interest rates, and to provide flexibility for potential acquisitions or repurchases of common stock.

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

Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed, for home equity, commercial and consumer lines of credit.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2011 (in thousands):

Contract or Notional Amount

Commitments to extend credit:
Fixed rate	$9,398
Adjustable rate	2,918
Undisbursed balance of loans closed	4,918
Unused lines of credit	65,090
Commercial letters of credit	806

Total	$83,130

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Company’s consolidated capital ratios at December 31, 2011, were as follows: Tier 1 capital 15.67%; Tier 1 (core) risk-based capital 41.22%; and total risk-based capital 42.50%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. The Bank’s regulatory capital ratios at December 31, 2011, were as follows: Tier 1 capital 12.44%; Tier 1 (core) risk-based capital 32.40%; and total risk-based capital 33.67%. As of December 31, 2011, the Bank exceeded all regulatory capital requirements. The Company’s consolidated tangible capital ratio was 16.90% at December 31, 2011.

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

In recent years, the Company has primarily utilized the following strategies in its efforts to manage interest rate risk:

▪
Reduced our reliance on long-term, fixed-rate one-to-four family residential loans by originating nearly all of these loans for sale in the secondary market or through referrals to third party origination brokers and subsequently ceasing originations of these loans in December 2011;

▪	Increased originations of adjustable-rate commercial and commercial real estate loans;
▪	Acquisitions of banking operations with a higher mix of commercial loans than our organic portfolio; and,
▪
Reduced our reliance on higher-rate certificates of deposit and FHLB borrowings by focusing on core deposit growth, including checking and savings accounts that are less-sensitive to interest rate changes and have longer average lives than certificates of deposit.

At December 31, 2011, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2011 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this transition report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing, ongoing operational changes and the integration of the application systems of acquired businesses. These controls also relate to the accounting and reporting for acquired loans, which is highly subjective and requires significant estimation of future events. The Company also continued to implement control enhancements to remediate findings and deficiencies identified by its internal auditor and independent registered public accounting firm.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s 2011 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information about repurchases of common stock made by the Company during the quarter ended December 31, 2011:
Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

Oct 1 – Dec 31, 2011	390,131	$ 10.02	390,131	509,869

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction (1)
2.2	Purchase and Assumption Agreement for LibertyBank Transaction (2)
3.1	Articles of Incorporation of the Registrant (3)
3.2	Bylaws of the Registrant (3)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams (4)
10.2	Amended Severance Agreement with Eric S. Nadeau (4)
10.3	Amended Severance Agreement with R. Shane Correa (4)
10.4	Amended Severance Agreement with Cindy L. Bateman (4)
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (5)
10.6	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (3)
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (3)
10.8
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (3)

10.9	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (3)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with Len E. Williams (4)
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with Eric S. Nadeau (4)
10.12	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with R. Shane Correa (6)
10.13	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (7)
10.14	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (7)
10.15	Director Retirement Plan entered into by Home Federal Bank with each of its Independent Directors (8)
10.16	Transition Agreement with Daniel L. Stevens (9)
10.17	2008 Equity Incentive Plan (10)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
101
The following materials from the Company’s Transition Report on Form 10-QT for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Stockholders’ Equity; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements. (11)

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2009
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2010
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-146289)
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2011
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)
(11)
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

Home Federal Bancorp, Inc.

Date: February 9, 2012	/s/ Len E. Williams
Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2012	/s/Eric S. Nadeau
Eric S. Nadeau
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company’s Transition Report on Form 10-QT for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Stockholders’ Equity; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements. *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.