Form 10-Q
period 2012-03-31
Home Federal Bancorp, Inc.
filed 2012-05-10
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  ______ to ______

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 15,702,640 shares outstanding as of May 1, 2012.

HOME FEDERAL BANCORP, INC.
FORM 10-Q

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$140,517	$144,293
Investments available-for-sale, at fair value	412,669	399,877
Loans and leases receivable, net of allowance for loan and lease losses of $13,739 and $14,171	435,713	449,908
Accrued interest receivable	2,997	2,857
Federal Deposit Insurance Corporation (“FDIC”) indemnification receivable, net	20,160	23,676
Bank owned life insurance	15,571	15,450
Real estate owned and other repossessed assets (“REO”)	15,965	19,827
Federal Home Loan Bank (“FHLB”) stock, at cost	17,717	17,717
Property and equipment, net	30,830	31,522
Core deposit intangible	2,935	3,086
Other assets	12,724	8,221
TOTAL ASSETS	$1,107,798	$1,116,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$129,950	$127,553
Interest-bearing demand	251,632	249,215
Money market	184,158	178,377
Savings	81,663	78,492
Certificates	251,329	272,462
Total deposit accounts	898,732	906,099

Advances by borrowers for taxes and insurance	832	358
Accrued interest payable	197	219
Repurchase agreements	4,676	4,913
Deferred compensation	5,933	5,871
Other liabilities	5,594	7,704
Total liabilities	915,964	925,164

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized; issued and outstanding: none	--	--
Common stock, $.01 par value; 90,000,000 authorized; issued and outstanding:	157	157
Mar. 31, 2012 - 17,512,197 issued; 15,702,640 outstanding
Dec. 31, 2011 - 17,512,197 issued; 15,664,706 outstanding
Additional paid-in capital	143,485	143,280
Retained earnings	49,324	49,443
Unearned shares issued to employee stock ownership plan	(7,392)	(7,581)
Accumulated other comprehensive income	6,260	5,971
Total stockholders’ equity	191,834	191,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,107,798	$1,116,434

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) (unaudited)

	Three Months Ended March 31,
Interest income:	2012	2011
Loans and leases	$11,217	$8,395
Investment securities	2,204	2,256
Other interest	70	134
Total interest income	13,491	10,785
Interest expense:
Deposits	1,102	1,692
FHLB advances and other borrowings	21	558
Total interest expense	1,123	2,250
Net interest income	12,368	8,535
Provision for loan losses	(783)	3,000
Net interest income after provision for loan losses	13,151	5,535

Noninterest income:
Service charges and fees	2,107	2,232
Gain on sale of loans	1	187
Gain on sale of securities	535	--
Gain (loss) on sale of fixed assets and repossessed assets	220	(52)
FDIC indemnification (recovery)	(819)	2,850
Accretion (impairment) of FDIC indemnification asset	(3,343)	649
Other	192	228
Total noninterest income	(1,107)	6,094

Noninterest expense:
Compensation and benefits	6,137	7,181
Occupancy and equipment	1,563	1,877
Data processing	1,005	950
Advertising	154	262
Postage and supplies	306	349
Professional services	639	1,036
Insurance and taxes	521	1,026
Amortization of intangibles	152	186
Provision for REO	107	357
Other	376	499
Total noninterest expense	10,960	13,723

Income (loss) before income taxes	1,084	(2,094)

Income tax provision (benefit)	382	(892)
Net income (loss)	$702	$(1,202)

Earnings (loss) per common share:
Basic	$0.05	$(0.08)
Diluted	0.05	(0.08)

Weighted average number of shares outstanding:
Basic	14,771,849	15,648,721
Diluted	14,771,849	15,648,721

Dividends declared per share:	$0.055	$0.055

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (LOSS)  (In thousands) (unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$702	$(1,202)

Other comprehensive income:

Change in unrealized holding gain on investments available-for-sale, net of taxes of $393 and $48, respectively	616	75
Adjustment for realized gains on sales of investments, net of taxes of ($208) and $0, respectively	(327)	--

Other comprehensive income	289	75
Comprehensive income (loss)	$991	$(1,127)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)

			Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to ESOP	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount

Balance at January 1, 2012	15,664,706	$ 157	$143,280	$49,443	$(7,581)	$ 5,971	$191,270

Restricted stock issued, net of forfeitures	43,534		(4)				(4)
ESOP shares committed to be released			13		189		202
Share-based compensation			251				251
Stock repurchase	(5,600)	--	(55)				(55)
Dividends paid ($0.055 per share)				(821)			(821)

Net income				702			702
Other comprehensive income						289	289

Balance at March 31, 2012	15,702,640	$ 157	$143,485	$49,324	$(7,392)	$ 6,260	$191,834

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (unaudited)
	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$702	$(1,202)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	780	538
Amortization of core deposit intangible	151	186
Impairment (accretion) of FDIC indemnification receivable	3,343	(649)
Net amortization of premiums and discounts on investments	1,327	1,588
Gain on sale of loans, net	(1)	(187)
Gain on sale of securities available-for-sale, net	(535)	--
(Gain) loss on sale of fixed assets and repossessed assets, net	(220)	52
ESOP shares committed to be released	202	313
Share based compensation expense	251	220
Provision for loan losses	(783)	3,000
Valuation provision on real estate and other property owned	107	357
Accrued deferred compensation expense, net	62	24
Net deferred loan fees	(25)	20
Deferred income tax (provision) benefit	(2,011)	773
Proceeds from sale of loans held for sale	1	6,239
Originations of loans held for sale	--	(3,460)
Net increase in cash surrender value of bank owned life insurance	(120)	(101)
Change in assets and liabilities:
Interest receivable	(140)	(131)
Other assets	(2,520)	(1,673)
Interest payable	(22)	(88)
Other liabilities	(2,114)	(4,130)
Net cash provided from (used by) operating activities	(1,565)	1,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available-for-sale	23,853	31,004
Proceeds from sales of securities available-for-sale	25,712	--
Purchase of securities available–for-sale	(62,676)	(46,078)
Reimbursement of loan losses under loss share agreement	636	--
Net decrease in loans	11,910	30,746
Proceeds from sales of fixed assets and repossessed assets	6,411	7,822
Purchases of property and equipment	(50)	(661)
Net cash provided from investing activities	5,796	22,833

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(7,367)	(31,753)
Net decrease in advances by borrowers for taxes and insurance	474	467
Repayment of FHLB borrowings	--	(3,998)
Net decrease in securities sold under obligation to repurchase	(238)	(3,069)
Proceeds from exercise of stock options	--	307
Repurchases of common stock	(55)	(2,140)
Dividends paid	(821)	(862)
Net cash used by financing activities	(8,007)	(41,048)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,776)	(16,526)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144,293	212,246
CASH AND CASH EQUIVALENTS, END OF PERIOD	$140,517	$195,720

(Continued)

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands) (unaudited)
	Three Months Ended March 31,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$1,145	$2,338
Taxes	4,914	(110)

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate owned and other assets in settlement of loans	$3,086	$8,311
Fair value adjustment to securities available-for-sale, net of taxes	289	75

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”), which is a state-chartered commercial bank headquartered in Nampa, Idaho.  As used throughout this report, the term the “Company” refers to Home Federal Bancorp and its consolidated subsidiary, unless the context otherwise requires.

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for future periods.

On January 24, 2012, the Company reported its decision to change its fiscal year end to December 31 from a fiscal year ending on September 30. This change in fiscal year end makes the Company’s and the Bank’s year-end coincide with the regulatory reporting periods now effective with the Company’s reorganization to a bank holding company and the Bank’s conversion to a commercial bank that occurred on May 31, 2011. As a result of the change in fiscal year, the Company filed a transition report on Form 10-QT covering the transition period from October 1, 2011 to December 31, 2011. References the Company makes to a particular year (for example, 2010) in this report applies to the Company’s fiscal year and not the calendar year, unless otherwise noted.

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

Note 2 - Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12.  ASU 2011-12 did not have a significant impact on the Company’s Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$702	$(1,202)
Allocated to participating securities	(7)	12

Net income (loss) allocated to common shareholders	$695	$(1,190)

Weighted average common shares outstanding, gross	15,672,016	16,641,011
Less: Average unearned ESOP shares	(758,941)	(837,349)
Less: Average participating securities	(141,226)	(154,941)
Weighted average common shares outstanding, net	14,771,849	15,648,721

Net effect of dilutive restricted stock	--	--

Weighted average shares and common stock equivalents	14,771,849	15,648,721

Income (loss) per common share:
Basic	$0.05	$(0.08)
Diluted	0.05	(0.08)

Options excluded from the calculation due to their anti- dilutive effect on EPS	1,002,233	895,460

Note 4 - Investment securities

Investment securities available-for-sale consisted of the following at the dates indicated (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
March 31, 2012
Obligations of U.S. Government-sponsored enterprises (“GSE”)	$65,558	$786	$--	$66,344	16.1%
U.S. Treasury securities	19,890	--	(712)	19,178	4.7
Obligations of states and political subdivisions	26,101	1,219	(32)	27,288	6.6
Corporate note, FDIC-guaranteed	1,002	--	--	1,002	0.2
Mortgage-backed securities, GSE-issued	289,516	9,064	(50)	298,530	72.3
Mortgage-backed securities, private label	348	--	(21)	327	0.1

Total	$402,415	$11,069	$(815)	$412,669	100.0%

December 31, 2011
Obligations of U.S. GSE	$65,345	$650	$(11)	$65,984	16.5%
Obligations of states and political subdivisions	20,850	992	(33)	21,809	5.4
Corporate note, FDIC-guaranteed	1,005	2	--	1,007	0.3
Mortgage-backed securities, GSE-issued	302,539	8,480	(253)	310,766	77.7
Mortgage-backed securities, private label	357	--	(46)	311	0.1

Total	$390,096	$10,124	$(343)	$399,877	100.0%

For the quarter ended March 31, 2012, proceeds from sales of securities available-for-sale amounted to $25.7 million.  Gross realized gains on these sales totaled $535,000, partially offset by a tax provision of $209,000.  There were no gross realized losses.  We did not sell any securities during the quarter ended March 31, 2011.

The fair value of impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed for the periods indicated were as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Obligations of U.S. GSE	$38	$--	$--	$--	$38	$--
U.S. Treasury securities	19,178	(712)	--	--	19,178	(712)
Obligations of states and political subdivisions	2,231	(32)	--	--	2,231	(32)
Mortgage-backed securities, GSE-issued	12,458	(50)	10	--	12,468	(50)
Mortgage-backed securities, private label	--	--	327	(21)	327	(21)

Total	$33,905	$(794)	$337	$(21)	$34,242	$(815)

December 31, 2011
Obligations of U.S. GSE	$1,739	$(11)	$--	$--	$1,739	$(11)
Obligations of states and political subdivisions	2,802	(33)	--	--	2,802	(33)
Mortgage-backed securities, GSE-issued	38,732	(245)	4,010	(8)	42,742	(253)
Mortgage-backed securities, private label	--	--	311	(46)	311	(46)

Total	$43,273	$(289)	$4,321	$(54)	$47,594	$(343)

Management has evaluated these securities and has determined that the decline in fair value is not other than temporary. These securities have contractual maturity dates and management believes it is probable that principal and interest balances on these securities will be collected based on the performance, underwriting, credit support and vintage of the loans underlying the securities. However, continued deteriorating economic conditions may result in degradation in the performance of the loans underlying these securities in the future. The Company has the ability and intent to hold these securities for a reasonable period of time for a forecasted recovery of the amortized cost. The Company does not intend to sell these securities and it is not likely that the Company would be required to sell securities in an unrealized loss position before recovery of its cost basis.

The contractual maturities of investment securities available-for-sale are shown below (in thousands). Expected maturities may differ from the contractual maturities of such securities because borrowers have the right to prepay obligations without prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$13,465	$13,504	$13,418	$13,455
Due after one year through five years	21,651	21,832	23,982	24,175
Due after five years through ten years	17,945	18,686	12,457	13,046
Due after ten years	59,490	59,790	37,343	38,124

Mortgage-backed securities	289,864	298,857	302,896	311,077

Total	$402,415	$412,669	$390,096	$399,877

As of March 31, 2012 and December 31, 2011, the Bank pledged investment securities for the following obligations (in thousands):

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

FHLB borrowing line of credit	$31,004	$33,510	$33,782	$36,460
Federal Reserve Bank	1,621	1,709	1,787	1,874
Repurchase agreements	6,776	7,162	7,458	7,858
Deposits of municipalities and public units	14,101	15,092	15,499	16,513
Total	$53,502	$57,473	$58,526	$62,705

Note 5 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized by collateral type as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$109,016	24.2%	$115,403	24.8%
Multifamily residential	21,260	4.7	21,036	4.5
Commercial real estate	199,769	44.4	206,215	44.4
Total real estate	330,045	73.3	342,654	73.7

Real estate construction:
One-to-four family residential	10,301	2.3	9,355	2.0
Commercial and land development	18,305	4.1	16,928	3.6
Total real estate construction	28,606	6.4	26,283	5.6

Consumer:
Home equity	45,772	10.2	47,192	10.2
Automobile	930	0.2	946	0.2
Other consumer	4,143	0.9	4,580	1.0
Total consumer	50,845	11.3	52,718	11.4

Commercial business	39,103	8.7	40,953	8.8
Leases	1,515	0.3	2,159	0.5
Gross loans	450,114	100.0%	464,767	100.0%

Deferred loan fees	(662)		(688)
Allowance for loan losses	(13,739)		(14,171)

Loans receivable, net	$435,713		$449,908

The following tables present loans at their recorded investment; therefore, the balances in the tables below may differ from the loan portfolio table above. Recorded investment includes the unpaid principal balance or the carrying amount of loans plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was $1.2 million and $1.3 million as of March 31, 2012 and December 31, 2011, respectively.

Delinquent and nonaccrual loans. The following tables present the recorded investment in nonperforming loans and an aging of performing loans by class as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$4,665	$--	$4,665	$1,063	$123	$90,366	$96,217
Multifamily residential	--	--	--	--	--	14,979	14,979
Commercial real estate	10,862	--	10,862	--	--	132,224	143,086
Total real estate	15,527	--	15,527	1,063	123	237,569	254,282

Real estate construction:
One-to-four family residential	401	--	401	--	--	9,676	10,077
Commercial real estate	366	--	366	--	--	11,106	11,472
Total real estate construction	767	--	767	--	--	20,782	21,549

Consumer:
Home equity	497	--	497	52	32	32,633	33,214
Automobile	--	--	--	--	1	670	671
Other consumer	--	--	--	--	--	3,291	3,291
Total consumer	497	--	497	52	33	36,594	37,176

Commercial business	381	--	381	--	--	9,492	9,873
Leases	--	--	--	--	--	228	228

Total noncovered loans	17,172	--	17,172	1,115	156	304,665	323,108

Covered loans
Real estate:
One-to-four family residential	670	--	670	--	--	12,221	12,891
Multifamily residential	--	--	--	--	--	6,281	6,281
Commercial real estate	5,166	--	5,166	409	--	51,108	56,683
Total real estate	5,836	--	5,836	409	--	69,610	75,855

Real estate construction:
One-to-four family residential	--	--	--	--	--	224	224
Commercial real estate	533	--	533	--	--	6,299	6,832
Total real estate construction	533	--	533	--	--	6,523	7,056

Consumer:
Home equity	208	--	208	--	--	12,457	12,665
Automobile	--	--	--	--	--	259	259
Other consumer	--	--	--	--	--	868	868
Total consumer	208	--	208	--	--	13,584	13,792

Commercial business	682	--	682	--	--	28,824	29,506
Leases	--	--	--	--	--	1,287	1,287

Total covered loans	7,259	--	7,259	409	--	119,828	127,496
Total gross loans	$24,431	$--	$24,431	$1,524	$156	$424,493	$450,604

	December 31, 2011
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$5,446	$--	$5,446	$1,435	$149	$96,307	$103,337
Multifamily residential	--	--	--	--	--	13,184	13,184
Commercial real estate	7,601	--	7,601	--	--	137,480	145,081
Total real estate	13,047	--	13,047	1,435	149	246,971	261,602

Real estate construction:
One-to-four family residential	415	--	415	--	--	7,921	8,336
Commercial real estate	1,132	--	1,132	--	--	8,778	9,910
Total real estate construction	1,547	--	1,547	--	--	16,699	18,246

Consumer:
Home equity	676	--	676	55	114	33,894	34,739
Automobile	--	--	--	--	--	665	665
Other consumer	2	--	2	6	8	3,620	3,636
Total consumer	678	--	678	61	122	38,179	39,040

Commercial business	422	--	422	--	--	5,796	6,218
Leases	--	--	--	--	--	257	257

Total noncovered loans	15,694	--	15,694	1,496	271	307,902	325,363

Covered loans
Real estate:
One-to-four family residential	753	--	753	--	--	11,416	12,169
Multifamily residential	1,372	--	1,372	--	--	6,480	7,852
Commercial real estate	5,934	--	5,934	--	--	55,200	61,134
Total real estate	8,059	--	8,059	--	--	73,096	81,155

Real estate construction:
One-to-four family residential	666	--	666	--	--	353	1,019
Commercial real estate	1,341	--	1,341	311	--	5,366	7,018
Total real estate construction	2,007	--	2,007	311	--	5,719	8,037

Consumer:
Home equity	209	--	209	--	--	12,405	12,614
Automobile	--	--	--	--	--	281	281
Other consumer	5	--	5	--	--	973	978
Total consumer	214	--	214	--	--	13,659	13,873

Commercial business	160	--	160	--	--	34,844	35,004
Leases	--	--	--	--	--	1,902	1,902

Total covered loans	10,440	--	10,440	311	--	129,220	139,971
Total gross loans	$26,134	$--	$26,134	$1,807	$271	$437,122	$465,334

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

Loans not meeting the criteria above are considered to be Pass rated loans. The Pass classification also includes homogenous loans (such as one-to-four family residential and consumer loans) unless the borrower experiences a delinquency or requests a modification, at which point the loan is graded as specified above.

As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	March 31, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$90,635	$106	$--	$5,476	$--	$96,217
Multifamily residential	11,243	1,659	1,015	1,062	--	14,979
Commercial real estate	85,655	8,707	20,592	28,132	--	143,086
Total real estate	187,533	10,472	21,607	34,670	--	254,282

Real estate construction:
One-to-four family residential	4,348	5,076	--	653	--	10,077
Commercial real estate	10,420	445	--	607	--	11,472
Total real estate construction	14,768	5,521	--	1,260	--	21,549

Consumer:
Home equity	32,436	100	--	678	--	33,214
Automobile	667	4	--	--	--	671
Other consumer	3,065	34	36	156	--	3,291
Total consumer	36,168	138	36	834	--	37,176

Commercial business	5,313	4,131	48	381	--	9,873
Leases	228	--	--	--	--	228

Total noncovered loans	244,010	20,262	21,691	37,145	--	323,108

Covered loans
Real estate:
One-to-four family residential	4,154	345	1,534	6,858	--	12,891
Multifamily residential	4,692	985	168	436	--	6,281
Commercial real estate	23,025	1,932	11,611	20,115	--	56,683
Total real estate	31,871	3,262	13,313	27,409	--	75,855

Real estate construction:
One-to-four family residential	224	--	--	--	--	224
Commercial real estate	2,009	99	3,539	1,185	--	6,832
Total real estate construction	2,233	99	3,539	1,185	--	7,056

Consumer:
Home equity	11,849	219	--	597	--	12,665
Automobile	253	6	--	--	--	259
Other consumer	850	3	--	15	--	868
Total consumer	12,952	228	--	612	--	13,792

Commercial business	17,811	1,961	4,620	5,114	--	29,506
Leases	1,287	--	--	--	--	1,287

Total covered loans	66,154	5,550	21,472	34,320	--	127,496
Total gross loans	$310,164	$25,812	$43,163	$71,465	$--	$450,604

	December 31, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$97,444	$110	$--	$5,783	$--	$103,337
Multifamily residential	8,131	1,670	1,024	2,359	--	13,184
Commercial real estate	90,458	4,307	19,407	30,909	--	145,081
Total real estate	196,033	6,087	20,431	39,051	--	261,602

Real estate construction:
One-to-four family residential	3,849	3,819	--	668	--	8,336
Commercial real estate	8,018	--	512	1,380	--	9,910
Total real estate construction	11,867	3,819	512	2,048	--	18,246

Consumer:
Home equity	33,715	127	40	857	--	34,739
Automobile	660	5	--	--	--	665
Other consumer	3,248	64	41	283	--	3,636
Total consumer	37,623	196	81	1,140	--	39,040

Commercial business	5,163	304	329	422	--	6,218
Leases	257	--	--	--	--	257

Total noncovered loans	250,943	10,406	21,353	42,661	--	325,363

Covered loans
Real estate:
One-to-four family residential	4,196	347	1,573	6,053	--	12,169
Multifamily residential	5,118	976	169	1,589	--	7,852
Commercial real estate	24,134	1,672	11,812	23,516	--	61,134
Total real estate	33,448	2,995	13,554	31,158	--	81,155

Real estate construction:
One-to-four family residential	230	--	--	789	--	1,019
Commercial real estate	1,760	102	2,705	2,451	--	7,018
Total real estate construction	1,990	102	2,705	3,240	--	8,037

Consumer:
Home equity	11,713	138	--	763	--	12,614
Automobile	281	--	--	--	--	281
Other consumer	942	14	--	22	--	978
Total consumer	12,936	152	--	785	--	13,873

Commercial business	21,408	1,755	5,353	6,488	--	35,004
Leases	1,902	--	--	--	--	1,902

Total covered loans	71,684	5,004	21,612	41,671	--	139,971
Total gross loans	$322,627	$15,410	$42,965	$84,332	$--	$465,334

Impaired Loans. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement with the borrower. Additionally, all troubled debt restructurings (“TDR”) are considered impaired.

The following tables present loans deemed impaired by portfolio class as of and during the three months ended March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$5,252	$4,562	$--	$4,608
Commercial real estate	5,023	4,914	--	3,665
Total real estate	10,275	9,476	--	8,273

Real estate construction:
One-to-four family residential	99	41	--	90
Commercial real estate	1,271	--	--	316
Total real estate construction	1,370	41	--	406

Consumer:
Home equity	1,660	1,034	--	824
Automobile	58	58	--	41
Other consumer	20	20	--	19
Total consumer	1,738	1,112	--	884

Commercial business	569	382	--	405

Total noncovered loans with no related allowance	13,952	11,011	--	9,968

With an allowance recorded:
Real estate:
One-to-four family residential	1,597	1,602	(486)	1,589
Commercial real estate	6,222	6,222	(682)	6,129
Total real estate	7,819	7,824	(1,168)	7,718

Real estate construction:
One-to-four family residential	359	360	(121)	364
Commercial real estate	366	366	(65)	436
Total real estate construction	725	726	(186)	800

Home equity	298	298	(281)	301

Total noncovered loans with an allowance recorded	8,842	8,848	(1,635)	8,819

Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	516	362	--	399
Commercial real estate	3,110	2,735	--	2,722
Total real estate	3,626	3,097	--	3,121

Commercial real estate construction	1,259	534	--	699

Consumer:
Home equity	642	208	--	209
Consumer	6	6	--	5
Total consumer	648	214	--	214

Commercial business and leases	1,711	1,471	--	842

Total covered loans with no related allowance	7,244	5,316	--	4,876
Total impaired loans	$30,038	$25,175	$(1,635)	$23,663

At March 31, 2012, the unpaid principal balance for purposes of this table includes $5.0 million that has been partially charged-off but not forgiven.

	December 31, 2011			Three Months Ended March 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$5,147	$4,654	$--	$845
Commercial real estate	2,651	2,415	--	2,514
Total real estate	7,798	7,069	--	3,359

Real estate construction:
One-to-four family residential	196	139	--	--
Commercial real estate	1,959	631	--	688
Total real estate construction	2,155	770	--	688

Consumer:
Home equity	1,010	614	--	51
Automobile	25	25	--	5
Other consumer	17	17	--	--
Total consumer	1,052	656	--	56

Commercial business	592	427	--	246

Total noncovered loans with no related allowance	11,597	8,922	--	4,349

With an allowance recorded:
Real estate:
One-to-four family residential	1,572	1,576	(359)	2,227
Commercial real estate	6,035	6,035	(737)	6,242
Total real estate	7,607	7,611	(1,096)	8,469

Real estate construction:
One-to-four family residential	367	367	(105)	--
Commercial real estate	506	506	(99)	2,482
Total real estate construction	873	873	(204)	2,482

Home equity	303	303	(269)	130
Commercial business	--	--	--	959

Total noncovered loans with an allowance recorded	8,783	8,787	(1,569)	12,040

Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	663	436	--	191
Commercial real estate	3,279	2,708	--	7,048
Total real estate	3,942	3,144	--	7,239

Commercial real estate construction	1,798	864	--	1,661

Consumer:
Home equity	643	209	--	--
Consumer	4	4	--	--
Total consumer	647	213	--	--

Commercial business and leases	236	212	--	449

Total covered loans with no related allowance	6,623	4,433	--	9,349
Total impaired loans	$27,003	$22,142	$(1,569)	$25,738

At December 31, 2011, the unpaid principal balance for purposes of this table includes $5.2 million that has been partially charged-off but not forgiven.  Interest income recorded on impaired loans was immaterial during the periods ended March 31, 2012 and December 31, 2011.

Allowance for Loan Losses. The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
Noncovered loans
One-to-four family residential	$486	$1,178	$--	$6,164	$90,053	$--
Commercial real estate and multifamily	682	3,404	--	11,136	146,929	--
Real estate construction	186	618	--	767	20,782	--
Home equity	281	1,766	--	1,332	31,882	--
Consumer	--	95	--	78	1,942	1,942
Commercial business	--	541	--	382	9,491	--
Leases	--	55	--	--	228	--
Total noncovered	1,635	7,657	--	19,859	301,307	1,942

Covered loans
One-to-four family residential	--	30	--	362	2,543	9,986
Commercial real estate and multifamily	--	1,049	111	2,735	24,042	36,187
Real estate construction	--	146	1,939	534	1,524	4,998
Home equity	--	255	400	208	4,945	7,512
Consumer	--	49	--	6	1,071	50
Commercial business	--	226	242	1,471	3,760	24,275
Leases	--	--	--	--	1,287	--
Total covered	--	1,755	2,692	5,316	39,172	83,008
Total	$1,635	$9,412	$2,692	$25,175	$340,479	$84,950

	December 31, 2011
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
Noncovered loans
One-to-four family residential	$359	$1,384	$--	$6,230	$97,107	$--
Commercial real estate and multifamily	737	4,443	--	8,450	149,815	--
Real estate construction	204	518	--	1,643	16,603	--
Home equity	269	1,757	--	917	33,822	--
Consumer	--	71	--	42	2,045	2,214
Commercial business	--	141	--	427	5,791	--
Leases	--	64	--	--	257	--
Total noncovered	1,569	8,378	--	17,709	305,440	2,214

Covered loans
One-to-four family residential	--	30	--	436	6,077	5,656
Commercial real estate and multifamily	--	1,026	--	2,708	21,918	44,360
Real estate construction	--	151	2,050	864	1,547	5,626
Home equity	--	277	--	209	5,250	7,155
Consumer	--	32	10	4	1,213	42
Commercial business	--	384	264	212	5,515	29,277
Leases	--	--	--	--	1,902	--
Total covered	--	1,900	2,324	4,433	43,422	92,116
Total	$1,569	$10,278	$2,324	$22,142	$348,862	$94,330

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	As of December 31, 2011	Provisions	Charge-Offs	Recoveries	As of March 31, 2012
Noncovered loans
One-to-four family residential	$1,743	$405	$(493)	$9	$1,664
Commercial real estate and multifamily	5,180	(1,088)	(6)	--	4,086
Real estate construction	722	39	--	43	804
Home equity	2,026	183	(167)	5	2,047
Consumer	71	24	(9)	9	95
Commercial business	141	446	(46)	--	541
Leases	64	(9)	--	--	55
Total noncovered loans	9,947	--	(721)	66	9,292

Covered loans
One-to-four family residential	30	14	(14)	--	30
Commercial real estate and multifamily	1,026	(954)	(40)	1,128	1,160
Real estate construction	2,201	(310)	(20)	214	2,085
Home equity	277	378	--	--	655
Consumer	42	23	(16)	--	49
Commercial business	648	66	(252)	6	468
Total covered loans	4,224	(783)	(342)	1,348	4,447
Total	$14,171	$(783)	$(1,063)	$1,414	$13,739

	As of December 31, 2010	Provisions	Charge-Offs	Recoveries	As of March 31, 2011
Noncovered loans
One-to-four family residential	$2,210	$319	$(517)	$104	$2,116
Commercial real estate and multifamily	6,536	(660)	(328)	30	5,578
Real estate construction	957	213	(150)	8	1,028
Home equity	1,356	285	(183)	56	1,514
Consumer	54	57	(18)	1	94
Commercial business	851	(214)	--	--	637
Total noncovered loans	11,964	--	(1,196)	199	10,967

Covered loans
One-to-four family residential	70	91	(85)	1	77
Commercial real estate and multifamily	2,010	1,111	(1,066)	--	2,055
Real estate construction	453	1,993	(2,465)	519	500
Home equity	421	(399)	(23)	1	--
Consumer	49	239	(3)	10	295
Commercial business	442	(35)	(24)	4	387
Total covered loans	3,445	3,000	(3,666)	535	3,314
Total	$15,409	$3,000	$(4,862)	$734	$14,281

Troubled Debt Restructurings (TDR). The internal process used to assess whether a modification should be reported and accounted for as TDR includes an assessment of the borrower’s payment history, considering whether the borrower is in financial difficulty, whether a concession has been granted, and whether it is likely the borrower will be able to perform under the modified terms. The modification of the terms of such loans generally includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for the new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

TDR totaled $8.9 million and $9.1 million at March 31, 2012 and December 31, 2011, respectively, and are included in the impaired loan disclosures below. Of these amounts, $396,000 and $620,000 were covered under loss sharing agreements with the FDIC at March 31, 2012 and December 31, 2011, respectively. The Company has allocated $1.1 million of specific reserves to customers whose loan terms have been modified in TDR as of March 31, 2012 and December 31, 2011.  There were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDR.

Modifications to loans not accounted for as TDR totaled $2.9 million at March 31, 2012, of which $541,000 was in the noncovered loan portfolio. These loans were not considered to be TDR because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

The following table presents TDR at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012			December 31, 2011
	Accrual Status	Nonaccrual Status	Total Modifications	Accrual Status	Nonaccrual Status	Total Modifications
Noncovered loans
One- to four- family residential	$237	$1,518	$1,755	$241	$1,549	$1,790
Commercial real estate and multifamily	274	5,121	5,395	274	5,309	5,583
Real estate construction	--	725	725	6	428	434
Home equity	16	229	245	16	234	250
Commercial business and leases	--	380	380	--	395	395

Total noncovered	527	7,973	8,500	537	7,915	8,452

Covered loans
Commercial real estate and multifamily	178	218	396	180	232	412
Real estate construction	--	--	--	--	208	208

Total covered	178	218	396	180	440	620
Total	$705	$8,191	$8,896	$717	$8,355	$9,072

During the three months ended March 31, 2012, there was one new TDR.  The modification involved an extension of the loan term by twelve months and did not result in any charge-off or impairment.

During the three months ended March 31, 2012, we did not incur a payment default on any loan that had been modified during the twelve months ended March 31, 2012.  A default on a TDR results in either a transfer to nonaccrual status or a charge-off.  There were however, two loans which had been classified as TDR during fiscal 2010 which were transferred into REO during the quarter March 31, 2012.  Charge-offs on one of the loans totaled $6,000, while the other was transferred into REO at no additional loss.

The following table presents TDR at March 31, 2012 and December 31, 2011 which were performing according to agreement (dollars in thousands):

	March 31, 2012		December 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Noncovered loans
One- to four- family residential	10	$1,579	9	$1,428
Commercial real estate and multifamily	3	4,050	3	4,118
Real estate construction	3	725	3	344
Home equity	3	196	3	198
Commercial business and leases	1	380	--	--

Total noncovered	20	6,930	18	6,088

Covered loans
Commercial real estate and multifamily	2	396	2	411

Total covered	2	396	2	411
Total	22	$7,326	20	$6,499

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

	Three Months Ended March 31,
	2012	2011

Beginning balance of accretable yield	$28,915	$31,727

Changes in accretable yield due to:
Transfer from nonaccretable difference	3,656	--
Accretable yield recognized as interest income	(6,251)	(2,918)

Ending balance of accretable yield	$26,320	$28,809

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $4.6 million and $7.7 million at March 31, 2012 and December 31, 2011, respectively, all of which were purchased in the CFB Acquisition. At March 31, 2012 and December 31, 2011, the allowance for losses on purchased credit impaired loans was $2.7 million and $2.3 million, respectively.  The provision for loan losses and reductions in the allowance for purchased credit impaired loans was $335,000 and $12,000, respectively, during the quarter ended March 31, 2012.

Note 6 – Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities.  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

Impaired Loans.  The fair value of impaired loans is generally based on recent appraisals if the loan is collateral-based, or on a cash flow analysis if repayment of the loan is generally dependent on the cash flow of the borrower. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisals on loans secured by consumer real estate are updated when the loan becomes 120 days past due, or earlier if circumstances indicate the borrower will be unable to repay the loan under the terms of the note. Additionally, appraisals are updated if the borrower requests a modification to their loan. On commercial real estate loans, appraisals are updated upon a determination that the borrower will be unable to repay the loan according to the terms of the note or upon a notice of default, whichever is earlier. Appraisals are updated on all loan types immediately prior to a foreclosure sale and at least annually thereafter once the collateral title has been transferred to the Bank. The frequency of appraisal updates is based upon property type and market trends, with nearly all currently being reappraised semi-annually.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually adjustments to the sales price of the comparable properties, as deemed appropriate by the appraiser, based on the age, condition, location or general characteristics of the subject property. If the income approach is used by an appraiser, a discount rate or a “capitalization rate” is applied to estimated net operating income for the income producing property. This capitalization rate is applied to estimate the fair value of the property. Capitalization rates vary based on the type of property (e.g., office, warehouse, retail) and local market dynamics (e.g., population, employment, absorption or saturation of specific property types), among other factors. Capitalization rates typically vary from 7.0% to 11.0%, but may be higher or lower for specific properties.

Real Estate Owned (REO).  Nonrecurring adjustments to certain commercial and residential real estate properties classified as REO are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals, and at least semi-annually, all REO is evaluated and the respective carrying balances are adjusted downward if warranted.  Appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. These valuation techniques and adjustments are described in greater detail above under “Impaired Loans.” Management will typically discount appraised values by 8.5%, which is based on historical experience to estimate selling costs, when determining the fair value of REO.

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2012
Securities available-for-sale:
Obligations of U.S. GSE	$--	$66,344	$--	$66,344
U.S. Treasury securities	19,178	--	--	19,178
Obligations of states and political subdivisions	--	27,288	--	27,288
Corporate note, FDIC-guaranteed	--	1,002	--	1,002
Mortgage-backed securities, GSE issued	--	298,530	--	298,530
Mortgage-backed securities, private label	--	327	--	327

December 31, 2011
Securities available-for-sale:
Obligations of U.S. GSE	$--	$65,984	$--	$65,984
Obligations of states and political subdivisions	--	21,809	--	21,809
Corporate note, FDIC-guaranteed	--	1,007	--	1,007
Mortgage-backed securities, GSE issued	--	310,766	--	310,766
Mortgage-backed securities, private label	--	311	--	311

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011 (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2012
Impaired loans:
One-to-four family residential	$--	$--	$3,400	$3,400
Commercial and multifamily	--	--	7,626	7,626
Real estate construction	--	--	948	948
Home equity	--	--	217	217
Commercial business	--	--	558	558
Total impaired loans	--	--	12,749	12,749

REO:
One-to-four family residential	--	--	1,516	1,516
Commercial and multifamily	--	--	3,215	3,215
Real estate construction	--	--	3,218	3,218
Total REO	--	--	7,949	7,949

Total impaired loans and REO at fair value	$--	$--	$20,698	$20,698

December 31, 2011
Impaired loans:
One-to-four family residential	$--	$--	$2,926	$2,926
Commercial and multifamily	--	--	7,684	7,684
Real estate construction	--	--	1,401	1,401
Home equity	--	--	297	297
Commercial business	--	--	25	25
Total impaired loans	--	--	12,333	12,333

REO:
One-to-four family residential	--	--	1,984	1,984
Commercial and multifamily	--	--	4,416	4,416
Real estate construction	--	--	4,551	4,551
Total REO	--	--	10,951	10,951

Total impaired loans and REO at fair value	$--	$--	$26,525	$26,525

At March 31, 2012, impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $12.7 million, net of specific valuation allowances totaling $1.6 million.  Included in the value of impaired loans presented above at March 31, 2012 is $5.5 million of loans that have been charged down to fair value.  Although there was no net provision on noncovered loans during the quarter ended March 31, 2012, the specific valuation allowance on noncovered impaired loans required a provision of $66,000, which was offset by a negative provision on non-impaired loans.  During the same quarter one year ago, this specific valuation allowance on impaired loans was $493,000.

REO is recorded at estimated fair value less costs to sell had a carrying amount of $7.9 million at March 31, 2012, which is comprised of the outstanding balance of $7.9 million, with no valuation allowance.  At December 31, 2011, REO measured at fair value less costs to sell had a carrying value of $11.0 million, which is made up of the outstanding balance of $11.0 million, with no valuation allowance.  The provision for declines in the value of real estate owned totaled $107,000 and $357,000 for the quarters ended March 31, 2012 and 2011, respectively, before offsetting amounts recoverable from the FDIC under loss sharing agreements.

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$140,517	$140,517	$144,293	$144,293

Level 2 inputs:
FHLB stock	17,717	n/a	17,717	n/a

Level 3 inputs:
Loans receivable, net, excluding loans at fair value	414,877	424,399	432,175	446,435
Accrued interest receivable	2,997	2,997	2,857	2,857
FDIC indemnification receivable, net	20,160	20,160	23,676	23,676

Financial liabilities:
Level 1 inputs:
Demand and savings deposits	647,403	647,403	633,637	633,637
Accrued interest payable	197	197	219	219
Advances by borrowers for taxes and insurance	832	832	358	358

Level 2 inputs:
Certificates of deposit	251,329	255,178	272,462	276,822
Repurchase agreements	4,676	4,726	4,913	4,982

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents.  The carrying amount approximates fair value.

FHLB Stock.  The determination of fair value of FHLB stock was impractical due to restrictions on the transferability of the stock.

Loans Receivable.  Fair values for all performing loans are estimated using a discounted cash flow analysis, utilizing interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  In addition, the fair value reflects the decrease in loan values as estimated in the allowance for loan losses calculation. Leases are excluded from the table above.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

Off-Balance Sheet Instruments.  Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at March 31, 2012 and December 31, 2011, were insignificant.

Note 7 –FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Reimbursement Rate		Amount Receivable		Net Receivable
	80%	95%		Discount

Balance at December 31, 2011	$22,974	$5,576	$23,676	$ --	$23,676

Payments from FDIC for losses on covered assets	(109)	(577)	(635)	--	(635))
Decrease in estimated losses	(3,259))	(288)	(2,881)	--	(2,881)

Balance at March 31, 2012	$19,606	$4,711	$20,160	$ --	$20,160

Balance at December 31, 2010	$82,017	$6,705	$71,983	$ (2,437)	$69,546

Payments from FDIC for losses on covered assets	--	--	--	--	--
Increase in estimated losses	2,501	2,443	4,322	649	4,971

Balance at March 31, 2011	$84,518	$9,148	$76,305	$(1,788)	$74,517

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
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed from time to time in our filings with the SEC, including this Form 10-Q.  Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.  These risks could cause our actual results for fiscal year 2012 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us” or the “Company” refer to Home Federal Bancorp and its consolidated subsidiaries, unless the context otherwise requires.

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

On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume nearly all of the deposits and certain other liabilities and acquire certain assets, including loans and real estate owned and other repossessed assets (“REO”) of Community First Bank, a full service commercial bank, headquartered in Prineville, Oregon (the “CFB Acquisition”). The loans and REO purchased are covered by loss sharing agreements between the FDIC and Home Federal Bank, which afford the Bank significant protection. Under the loss sharing agreements, Home Federal Bank will share in the losses and certain reimbursable expenses on assets covered under the agreement. The FDIC has agreed to reimburse Home Federal Bank for 80% of losses and certain reimbursable expenses on the first $34.0 million of losses on assets covered under the agreements, and 95% of losses that exceed that amount on covered assets.

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

Nearly all of the loans and REO purchased in these acquisitions are subject to loss sharing agreements with the FDIC and are referred to herein as “covered loans” or “covered assets.” Loans and REO not subject to loss sharing agreements with the FDIC are referred to as “noncovered loans” or “noncovered assets.”

At March 31, 2012, Home Federal Bank had operations in three distinct market areas including Boise, Idaho, and surrounding communities, together known as the Treasure Valley region of southwestern Idaho, which we refer to as the Idaho Region. The CFB Acquisition resulted in the Bank’s entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson. We refer to this market as the Central Oregon Region. In addition to deepening its presence in Central Oregon, as a result of the LibertyBank Acquisition, the Bank also operates in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. We refer to these markets as our Western Oregon Region. At March 31, 2012, the Bank had 28 full-service branches and two commercial loan production offices located in Portland and Bend, Oregon.

The Company reported earnings of $702,000, or $0.05 per diluted share, for the three months ended March 31, 2012, compared to a loss of ($1.2 million), or ($0.08) per diluted share, for the same period a year ago. The Company’s net income was primarily attributable to an increase in net interest income before the provision for loan losses and a reduction in the provision for loan losses, as continued improvement in covered asset quality resulted in higher yields on purchased loans and lower credit costs, as well as a reduction in operating expenses and gains on the sales of securities and facilities.  During the quarter ended March 31, 2012, a negative provision for loan losses was recorded on covered loans purchased in the CFB Acquisition. Nearly all of the negative provision was offset by a correlating impairment of the FDIC indemnification asset due to this reduction in estimated losses on covered loans, which is reported in other income on the Consolidated Statements of Operations. A provision was not recorded on noncovered loans during the quarter ended March 31, 2012.

On January 27, 2012, the Company announced the change of its fiscal year end to December from September. The Company’s next fiscal year end will be December 31, 2012. As a result of this change, the quarter ended December 31, 2011, is not included in the fiscal year ended September 30, 2011, or the fiscal year ending December 31, 2012. The quarter ended March 31, 2012, represents the first quarter of the Company’s current fiscal year.

The following items summarize key activities of the Company during the quarter ended March 31, 2012:

•
Net interest income before the provision for loan losses increased $3.8 million to $12.4 million for the quarter ended March 31, 2012, when compared to the quarter ended March 31, 2011, due to a higher yield on purchased loans and a declining cost of funds;

•
The provision for loan losses, net of the FDIC indemnification impairment related to the negative provision, totaled $36,000 during the quarter ended March 31, 2012 compared to $150,000 during the same quarter in 2011.  No provision for loan losses on noncovered originated loans was recorded during the quarter. The net provision for REO totaled $107,000 for the quarter ended March 31, 2012 and is reported in other noninterest expense;

•
Noninterest income during the quarter ended March 31, 2012, includes impairment of the FDIC indemnification asset for covered loans of $3.3 million and an $819,000 indemnification impairment due to the negative provision for loan losses, both a result of a reduction in estimated future losses on covered loans;

•	Service charges and fees declined $139,000 to $2.1 million for the quarter ended March 31, 2012 from the quarter ended December 31, 2011, and $125,000 compared to the quarter ended March 31, 2011;
•
The Bank sold investment securities and recorded a pre-tax gain of $535,000 during the quarter ended March 31, 2012, compared to $590,000 in the quarter ended December 31, 2011 and none during the quarter ended March 31, 2011;

•	Noninterest expense decreased by $56,000 during the quarter ended March 31, 2012, compared to the December 31, 2011 quarter and was $2.8 million lower than the quarter ended March 31, 2011;
•	Total assets decreased $8.6 million during the quarter ended March 31, 2012, compared to December 31, 2011. Loans declined $14.2 million during the quarter, and deposits declined $7.4 million; and
•
Noncovered nonperforming assets increased $945,000 to $23.0 million at March 31, 2012 compared to December 31, 2011, due to the classification of one large commercial real estate loan that was placed on nonaccrual status during the quarter. Total nonperforming assets decreased $5.6 million to $40.4 million at March 31, 2012.

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

The Company believes the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about probable incurred losses inherent in the loan portfolio at the balance sheet date. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

The allowance for loan losses on noncovered originated loans consists of specific reserves allocated to individually reviewed loans and general reserves on all other noncovered originated loans. Commencing in April 2011, management changed its procedures for specific allowances on noncovered originated loans in process of foreclosure. Previously, the Bank would maintain a specific reserve on these noncovered impaired loans. Since April 2011, such deficiencies on loans in process of foreclosure are classified as “Loss” under our credit grading process and the loan balance is charged down, which removes the specific reserve previously recorded. A general allowance for loan losses is recorded on loans purchased in the CFB Acquisition that are not accounted for under Accounting Standard Codification Topic (“ASC”) 310-30. Loans purchased in the CFB Acquisition that are accounted for under ASC 310-30 are partially charged down if estimated losses exceed the fair value discount established on the acquisition date. The Company elected to apply the accounting methodology of ASC 310-30 to all loans purchased in the LibertyBank Acquisition, which is described in greater detail below under “Acquired Loans and Covered Assets.” As a result, an allowance for loans purchased in the LibertyBank Acquisition is established when the net present value of cash flows expected to be received for loans in each individual loan pool become impaired.

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

Loans purchased in the LibertyBank Acquisition are valued as of acquisition date in accordance with ASC 805, Business Combinations, formerly SFAS 141(R). Further, the Company elected to account for all loans purchased in the LibertyBank Acquisition within the scope of ASC 310-30 using the same methodology. Under ASC 805 and ASC 310-30, loans purchased in the LibertyBank Acquisition were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses was not carried over or recorded as of the acquisition date, unlike the loans purchased in the CFB Acquisition, which are accounted for under previous guidance as described above. In situations where loans have similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans purchased in the LibertyBank Acquisition into 22 different pools, based on common risk characteristics such as loan classification, loan structure, nonaccrual status and collateral type.

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

FDIC Indemnification Asset. In conjunction with the CFB Acquisition and the LibertyBank Acquisition, the Bank entered into loss sharing agreements with the FDIC for amounts receivable under the loss sharing agreements. In some cases the FDIC loss sharing agreements may be terminated on a loan by loan basis if the Bank renews or extends individual loans. At each acquisition date the Company elected to account for amounts receivable under the loss sharing agreements as an indemnification asset. Subsequent to the acquisitions the indemnification asset is tied to the loss in the covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related purchased loans and is the present value of the cash flows the Company expects to collect from the FDIC under the loss sharing agreements. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted or amortized into noninterest income over the life of the FDIC indemnification asset.

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

Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure that are not covered under a loss sharing agreement with the FDIC (noncovered REO) are initially recorded at fair value at the date of foreclosure minus estimated costs to sell. Covered REO was initially recorded at fair value as of the acquisition date.

Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The valuation allowance is established based on our historical realization of losses and adjusted for current market values, which is primarily determined using recent appraisals provided by third-party appraisers.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

During the three months ended March 31, 2012, total assets decreased $8.6 million, or 0.8%, to $1.1 billion at March 31, 2012 compared to December 31, 2011. The changes in total assets were primarily concentrated in the following asset categories (dollars in thousands):

	March 31, 2012	December 31, 2011	Increase/(Decrease)
			Amount	Percent

Cash and amounts due from depository institutions	$140,517	$144,293	$(3,776)	(2.6)%
Investments, at fair value	412,669	399,877	12,792	3.2
Loans receivable, net of allowance for loan losses	435,713	449,908	(14,195)	(3.2)

Cash and Amounts Due From Depository Institutions. The slight decrease in cash and equivalents during the quarter ended March 31, 2012, was due to the purchase of investment securities and payments on maturing certificates of deposit that were not renewed, which were partially offset by proceeds received from a decrease in loans. We anticipate, subject to market conditions, that we will continue to invest excess cash in medium-term securities during the remainder of 2012, but will also conserve some liquidity in order to meet the demand of maturing certificates of deposit, prepare for the potential of rising interest rates, and to provide flexibility for potential acquisitions and repurchases of common stock.

Investments. Investments increased $12.8 million during the quarter ended March 31, 2012.  During the quarter our purchases have primarily focused on high-quality investments with an average duration, or average life, of approximately 14.0 years; however, we have generally given preference to short and medium-term securities in anticipation of rising interest rates and increases in loan demand in the next 18 to 24 months. Additionally, we intend to mitigate price sensitivity to protect capital if we need to sell significant amounts of securities in the future to increase liquidity. At March 31, 2012, the estimated effective duration of our investment portfolio was 3.2 years.

We continually analyze our investment portfolio to improve and optimize total return. We purchased $25 million of long-term U.S. Treasury bonds in January 2012 and decided to sell those bonds in mid-February 2012 due to the strong rally in the bond market, which resulted in pre-tax gains of $535,000 during the quarter ended March 31, 2012.

Loans. Loans and leases receivable, net, decreased by $14.2 million during the quarter ended March 31, 2012 due to a decline in net loans.  One-to-four family residential real estate loans declined by $6.4 million and loans and leases in the Bank’s leasing subsidiary declined by $4.0 million during the quarter as the Company is no longer originating one-to-four family residential loans or leases.  Economic growth remains tepid in our key markets, which continues to inhibit loan demand from creditworthy borrowers. During the quarter ended March 31, 2012, the Bank was unable to originate new loans at a level that kept pace with the runoff of the Bank’s legacy residential mortgage and leasing portfolios. Commercial real estate loans declined $6.4 million during the quarter while construction loans increased $2.3 million.  In March 2012, we opened a loan production office in Portland, Oregon, and hired a construction loan officer to expand the Bank’s builder finance commercial loan program in that market.

Allowance for Loan Losses and Asset Quality. The allowance for loan losses decreased to $13.7 million at March 31, 2012, from $14.2 million at December 31, 2011. At March 31, 2012, the allowance on originated, noncovered loans was $9.3 million, compared to $9.9 million at December 31, 2011. The allowance for loan losses on the originated noncovered loan portfolio was 2.88% of originated noncovered loans at March 31, 2012, with $1.6 million of the $9.3 million allowance for originated noncovered loan losses specifically-allocated to impaired loans. The allowance for noncovered loans decreased during the quarter ended March 31, 2012, due to net charge-offs of $655,000.  However, these charge-offs did not require an additional provision during the quarter.

The allowance on covered loans purchased in the CFB Acquisition totaled $1.6 million at March 31, 2012, a slight decline from the $1.7 million at December 31, 2011. Gross charge-offs of covered loans purchased in the CFB Acquisition totaled $329,000 during the quarter ended March 31, 2012; however, recoveries on covered loans purchased in the CFB Acquisition totaled $1.3 million during the quarter ended March 31, 2012, which resulted in net recoveries of $1.0 million. A negative provision for loan losses was recorded during the quarter ended March 31, 2011, with most of the provision offset in noninterest income as FDIC indemnification recovery.

There was an allowance of $2.8 million on covered loans purchased in the LibertyBank Acquisition at March 31, 2012, an increase of $323,000 compared to December 31, 2011. Loans purchased in the LibertyBank Acquisition were aggregated at the time of acquisition into 22 pools and each pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. An allowance for loan losses has since been established on certain loan pools purchased in the LibertyBank Acquisition because the net present value of cash flows expected to be received from loans in certain individual pools were impaired at March 31, 2012, when compared to the original estimated cash flows for each pool.

Loans delinquent 30 to 89 days and still accruing interest totaled $1.7 million at March 31, 2012, compared to $2.1 million at December 31, 2011, including $409,000 and $311,000, respectively, of covered loans in the Community First Bank loan portfolio. Noncovered nonperforming loans increased to $17.2 million at March 31, 2012, compared to $15.7 million at December 31, 2011, and was primarily due to the impairment of a single commercial real estate loan with a balance of $3.4 million at March 31, 2012.  After analysis, no specific allowance was required for this loan. Covered nonperforming loans decreased to $7.3 million at March 31, 2012, compared to $10.4 million at December 31, 2011. Nonperforming assets, which include nonperforming loans and REO, totaled $40.4 million at March 31, 2012, compared to $46.0 million at December 31, 2011. The following table summarizes nonperforming assets at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012			December 31, 2011			Quarter Change
	Covered Assets(1)	Noncovered Assets	Total	Covered Assets	Noncovered Assets	Total	Covered Assets	Noncovered Assets

Real estate construction	$534	$767	$1,301	$2,007	$1,547	$3,554	$(1,473)	$(780)
Commercial and multifamily real estate	5,165	10,862	16,027	7,306	7,601	14,907	(2,141)	3,261
One- to four-family residential	670	4,665	5,335	753	5,446	6,199	(83)	(781)
Other	890	878	1,768	374	1,100	1,474	516	(222)
Total nonperforming loans	7,259	17,172	24,431	10,440	15,694	26,134	(3,181)	1,478

REO and other repossessed assets	10,098	5,867	15,965	13,427	6,400	19,827	(3,329)	(533)

Total nonperforming assets	$17,357	$23,039	$40,396	$23,867	$22,094	$45,961	$(6,510)	$945

(1)
Nonperforming covered assets above include loans purchased in the CFB Acquisition, except for those nonperforming loans accounted for under ASC 310-30, and all covered REO and repossessed assets, including REO purchased in the LibertyBank Acquisition. Loans acquired in the LibertyBank Acquisition have been pooled and are not separately reported as nonperforming loans since each pool is the unit of account under ASC 310-30.

Certain loan modifications or restructurings are accounted for as “troubled debt restructurings.” In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Troubled debt restructurings totaled $8.9 million and $9.1 million at March 31, 2012 and December 31, 2011, respectively. All troubled debt restructurings are considered to be impaired loans, but may not necessarily be placed on nonaccrual status.

REO and other repossessed assets decreased $3.8 million to $16.0 million at March 31, 2012, compared to $19.8 million at December 31, 2011. REO was comprised primarily of $7.9 million of land development and construction projects, $4.8 million of commercial real estate and $3.3 million of one-to-four family residential properties.

FDIC Indemnification Receivable. The decrease in the FDIC indemnification receivable during the quarter ended March 31, 2012, was due to the receipt of payments on previous loss claims made to the FDIC and due to the net reduction in estimated future losses on covered assets, which caused an impairment charge of $3.3 million during the quarter ended March 31, 2012.  The impairment in the FDIC indemnification asset recognizes the decreased amount that the Company expects to collect from the FDIC under the terms of its loss sharing agreements due to lower expected losses on covered loans and REO. The impairment in the FDIC indemnification asset reduces noninterest income, which resulted in a significant noninterest loss for the quarter ended March 31, 2012. At March 31, 2012, the FDIC indemnification receivable for estimated losses on covered assets in the LibertyBank Acquisition totaled $16.4 million, while the receivable for estimated losses on covered assets in the CFB Acquisition was $3.8 million.

Deposits. Deposits decreased $7.4 million to $898.7 million during the quarter ended March 31, 2012. Balances in certificates of deposit declined during the quarter by $21.1 million to $251.3 million while core deposits (defined as checking, savings and money market accounts) increased $13.7 million between December 31, 2011 and March 31, 2012. Core deposits comprised 72.0% of total deposits at March 31, 2012 compared to 69.9% at December 31, 2011. The decrease in certificates of deposit was primarily attributable to the Bank’s marketing strategy to compete less aggressively on time deposit interest rates to allow higher costing certificates of deposit to decline, in particular those acquired as part of the Liberty Bank Acquisition. Our retail team attempts to retain maturing certificate of deposit relationships that include a core deposit account. We are reluctant, however, to compete for high-rate single account certificate of deposit customers due to our strong liquidity position at March 31, 2012, and consequently expect a continued managed reduction in these accounts.

The following table details the composition of the deposit portfolio and changes in deposit balances as of the balance sheet dates presented (dollars in thousands):

	March 31, 2012	December 31, 2011	Increase/(Decrease)
			Amount	Percent

Noninterest-bearing demand	$129,950	$127,553	$2,397	1.9%
Interest-bearing demand	251,632	249,215	2,417	1.0
Money market	184,158	178,377	5,781	3.2
Savings	81,663	78,492	3,171	4.0
Certificates of deposit	251,329	272,462	(21,133)	(7.8)

Total deposit accounts	$898,732	$906,099	$(7,367)	(0.8)%

Equity. Stockholders’ equity increased $564,000, or 0.3%, to $191.8 million at March 31, 2012, compared to $191.3 million at December 31, 2011. The increase in stockholders’ equity was primarily due to net income from operations of $702,000, an increase of $453,000 due to the release of ESOP shares and other share-based compensation, and an increase in the unrealized gain on our securities of $289,000. These increases were partially offset by dividends we paid on our common stock of $821,000 and the repurchase of 5,600 shares of our common stock for a total cost of $55,000. At March 31, 2012, the Company’s total risk-based capital ratio was 43.41%; Tier 1 capital to risk-weighted assets ratio was 42.14%; and Tier 1 capital to average asset ratio was 16.22%. The Bank’s total risk-based capital ratio was 35.49%; Tier 1 capital to risk-weighted assets ratio was 34.22%; and Tier 1 capital to average asset ratio was 13.25%.  The Bank was categorized as “Well-Capitalized” at March 31, 2012 under the regulations of the FDIC.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Net income for the three months ended March 31, 2012, was $702,000, or $0.05 per diluted share, compared to a net loss of $1.2 million, or $0.08 per diluted share, for the same period last year.  Net interest margin decreased to 4.92% during the quarter ended March 31, 2012, from 5.54% in the linked quarter, but increased substantially from 2.82% during the quarter ended March 31, 2011. The linked quarter decline is primarily due to a reduction in accretable income on purchased loans during the quarter ended March 31, 2012.  The increase over the year-ago quarter was also the result of the increase in accretable yield during the quarter ended March 31, 2012, on purchased loans. Similarly, the Company’s yield on earning assets decreased to 5.36% in the current quarter from 6.02% in the linked quarter, but was up from 3.57% during the quarter ended March 31, 2011, primarily due to the increase in accretable yield on purchased loans.

Net Interest Income. Net interest income before the provision for loan losses increased $3.8 million, or 44.9%, to $12.4 million for the quarter ended March 31, 2012, compared to $8.5 million for the same quarter of the prior year. The increase was attributable to the incremental accretion income from loans purchased in the LibertyBank Acquisition, and specifically to income recorded on those loans above the contractual rate stated in the individual loan notes. The additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income.

The following table sets forth the impact to the Company’s net interest income from changes in balances of interest-earning assets and interest-bearing liabilities as well as changes in interest rates. The rate column shows the effect attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effect attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to changes in rate and volume (in thousands).

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$6,459	$(3,626)	$2,833
Loans held for sale	(17)	6	(11)
Interest-bearing deposits in other banks	(26)	(38)	(64)
Investment securities	65	(117)	(52)

Total net change in income on interest-earning assets	$6,481	$(3,775)	2,706

Interest-bearing liabilities:
Savings deposits	$(19)	$1	(18)
Interest-bearing demand deposits	(105)	11	(94)
Money market accounts	(72)	8	(64)
Certificates of deposit	262	(676)	(414)
Total deposits	66	(656)	(590)

FHLB advances and other borrowings	(25)	(512)	(537)

Total net change in expense on interest-bearing liabilities	$41	$(1,168)	(1,127)
Total increase in net interest income			$3,833

Interest Income.  Total interest income for the three months ended March 31, 2012, increased $2.7 million, to $13.5 million, from $10.8 million for the three months ended March 31, 2011. The increase during the quarter was primarily attributable to an increase in the yield earned on loans due the LibertyBank Acquisition, partially offset by a decrease in average earning asset balances. The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income (dollars in thousands):

	For the Three Months Ended March 31,				Increase/
	2012		2011		(Decrease) in
	Average Balance	Yield	Average Balance	Yield	Interest Income

Loans receivable, net of deferred fees	$454,880	9.86%	$567,716	5.91%	$2,833
Loans held for sale	--	--	982	4.54	(11)
Interest bearing deposits in other banks	124,335	0.23	191,470	0.28	(64)
Investment securities, available-for-sale	409,125	2.15	431,513	2.09	(52)
FHLB stock	17,717	--	17,717	--	--

Total interest-earning assets	$1,006,057	5.36%	$1,209,398	3.57%	$2,706

The average yield on loans increased due to accretion of discounts on purchased loans in the LibertyBank Acquisition.  Income on loans held for sale declined to $0 during the quarter ended March 31, 2012, as we ceased originating mortgage loans for sale in the secondary market in the prior quarter. Applications for mortgage loans are now submitted to a third party loan originator.

Interest Expense. Managed runoff in certificates of deposits combined with lower average interest-bearing core deposits resulted in a reduced cost of funds compared to the quarter ended March 31, 2011.  Additionally, the Bank paid off all outstanding borrowings with the FHLB in September 2011, which reduced interest expense on borrowings during the quarter ended March 31, 2012 compared to the same period in 2011. The cost of funds for the quarter ended March 31, 2012 was 0.58% compared to 0.89% for the quarter ended March 31, 2011. The Company anticipates meaningful declines in higher cost certificates of deposit balances in the next quarter as maturities of accounts assumed in the LibertyBank Acquisition continue. The following table details average balances, cost of funds and the change in interest expense (dollars in thousands):

	For the Three Months Ended March 31,				Increase/
	2012		2011		(Decrease) in
	Average Balance	Rate	Average Balance	Rate	Interest Expense

Savings deposits	$80,277	0.10%	$77,381	0.20%	$(18)
Interest-bearing demand deposits	247,759	0.19	235,325	0.36	(94)
Money market deposits	180,286	0.27	173,152	0.43	(64)
Certificates of deposit	262,774	1.28	464,778	1.08	(414)
FHLB advances and other borrowings	4,784	1.76	57,278	3.90	(537)

Total interest-bearing liabilities	$775,880	0.58%	$1,007,914	0.89%	$(1,127)

The decline in average certificates of deposits during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to maturities of certificates of deposit, primarily in the LibertyBank Acquisition deposit portfolio. Due to the significant amount of cash we received in the LibertyBank Acquisition, the current low interest rate environment, and weak loan demand from creditworthy borrowers, we reduced our rates on deposits during the fiscal year ended September 30, 2011 and continuing into the quarter ended March 31, 2012, permitting certificates of deposit to decline. As noted earlier, we repaid all outstanding advances from the FHLB during the fiscal year ended September 30, 2011. At March 31, 2012, borrowings consisted of term retail repurchase agreements.

Provision for Loan Losses. A negative provision for loan losses of ($783,000) was recorded during the quarter ended March 31, 2012, compared to a negative provision of ($474,000) for the quarter ended December 31, 2011, and a provision of $3.0 million for the same year-ago period.  The negative provision related to covered loans purchased in the CFB Acquisition was primarily due to a large recovery realized during the quarter and totaled $1.1 million).  A provision for loan losses on certain pools of loans purchased in the LibertyBank Acquisition totaled $335,000 during the quarter ended March 31, 2012. Net of amounts recorded in noninterest income as FDIC indemnification recovery, the impact of the provision for loan losses reduced income before taxes by $36,000 during the quarter ended March 31, 2012. The “FDIC indemnification recovery” of ($819,000) reported in noninterest income represents the amount of reduction of losses expected to be recovered by the Bank from the FDIC.

Loans purchased in the LibertyBank Acquisition were aggregated into pools. If an individual pool performs better than management’s original estimates, the Company may incur an increase in accretable yield in interest income, which is offset somewhat by impairment in the FDIC indemnification asset since loan losses are expected to be less than previously estimated. If the estimated cash flows in a loan pool are less than management previously estimated, an allowance for loan losses may be recorded through a provision, which is offset somewhat by the amount expected to be recovered from the FDIC under the loss sharing agreements. During the quarters ended March 31, 2012 and December 31, 2011, the Bank incurred impairments on certain loan pools purchased in the LibertyBank Acquisition that required a provision for loan losses, which was partially offset with the FDIC indemnification recovery. However, several loan pools are expected to perform with fewer losses than previously estimated, which resulted in impairment in the FDIC indemnification asset and may increase interest income on loans in the future due to higher accretable yield.

The following table details the impact of the provision for loan losses and the FDIC indemnification recovery on income before taxes (in thousands):

	For the Three Months Ended March 31,
	2012	2011

Provision for loan losses on:
Noncovered originated loans	$--	$--
Covered loans – CFB Acquisition	(1,118)	3,000
Covered loans – LibertyBank Acquisition	335	--
Total gross provision for loan losses	(783)	3,000

Less: FDIC indemnification recovery reported in noninterest income:
Noncovered originated loans	--	--
Covered loans – CFB Acquisition	(1,063)	2,850
Covered loans – LibertyBank Acquisition	244	--
Total FDIC indemnification recovery	(819)	2,850

Net decrease (increase) to income before taxes:
Noncovered originated loans	--	--
Covered loans – CFB Acquisition	(55)	150
Covered loans – LibertyBank Acquisition	91	--
Net decrease in income before income taxes	$36	$150

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

Noninterest Income. Noninterest income for the quarter ended March 31, 2012, is reported as a loss due to the impairment of the FDIC indemnification asset, which totaled $3.3 million during the quarter, and the impact of the indemnification recovery related to the negative provision for loan losses. The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	Amount	Percent

Service charges and fees	$2,107	$2,232	$(125)	(5.6)%
Gain on sale of loans	1	187	(186)	(99.5)
Gain on sale of securities AFS	535	--	535	n/a
Gain (loss) on sale of fixed assets and repossessed assets	220	(52)	272	(523.1)
FDIC indemnification (recovery)	(819)	2,850	(3,669)	(128.7)
Accretion (impairment) of FDIC indemnification asset	(3,343)	649	(3,992)	(615.1)
Other	192	228	(36)	(15.8)

Total noninterest income	$(1,107)	$6,094	$(7,201)	(118.2)%

The following table presents noninterest income excluding the impact of FDIC indemnification items on all covered loans (in thousands):

	Three Months Ended March 31,
	2012	2011

Total noninterest income, as reported	$(1,107)	$6,094
Less: FDIC indemnification recovery	(819)	2,850
Accretion (impairment) of FDIC indemnification asset	(3,343)	649
Total noninterest income, excluding FDIC indemnification items	$3,055	$2,595

Service charges and fee income decreased $139,000 to $2.1 million for the quarter ended March 31, 2012, compared to the quarter ended December 31, 2011, and by $125,000 compared to the same period a year ago. The primary decline from the linked quarter was due to a $250,000 decline in overdraft fees. Compared to the year-ago quarter, overdraft fees were $265,000 lower in the quarter ended March 31, 2012. The continued decline in overdraft fees was due to fewer “free checking” accounts and regulatory changes that were first implemented in July 2010.  Subsequent guidance from bank regulatory agencies and the Company’s risk management practices has caused further reductions in overdraft fees as fewer clients qualify for participation in the Bank’s extended overdraft program.

Noninterest income includes pre-tax gains on sales of securities of $535,000 and $590,000 during the quarters ended March 31, 2012 and December 31, 2011, respectively as compared to none for the quarter ended March 31, 2011. These gains were realized on U.S. Treasury securities that were purchased during those quarters. The gain on sale of REO was $175,000 and $168,000 during the quarters ended March 31, 2012, and December 31, 2011, respectively. The loss on sales of REO totaled $103,000 during the quarter ended March 31, 2011. The gain on sale of REO during the quarter ended March 31, 2012, included $136,000 from the sale of a branch closed in Boise, Idaho in December 2011.

Noninterest Expense. Noninterest expense for the quarter ended March 31, 2012, decreased $2.8 million or 20.1% to $11.0 million compared to $13.7 million for the quarter ended March 31, 2011, due to a significant reduction in personnel and integration costs as a result of the consolidation of operating systems of the acquired operations of LibertyBank and Community First Bank that was completed during the first half of fiscal year 2011.

The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	Amount	Percent

Compensation and benefits	$6,137	$7,181	$(1,044)	(14.5)%
Occupancy and equipment	1,563	1,877	(314)	(16.7)
Data processing	1,005	950	55	5.8
Advertising	154	262	(108)	(41.2)
Postage and supplies	306	349	(43)	(12.3)
Professional services	639	1,036	(397)	(38.3)
Insurance and taxes	521	1,026	(505)	(49.2)
Amortization of intangibles	152	186	(34)	(18.3)
Provision for REO	107	357	(250)	(70.0)
Other	376	499	(123)	(24.6)

Total noninterest expense	$10,960	$13,723	$(2,763)	(20.1)%

Compensation and benefits expense decreased $1.0 million during the quarter ended March 31, 2012, compared to the year ago quarter due to branch closings and the consolidation of operations that occurred during calendar year 2011. On September 30, 2011, we merged our employee stock ownership (“ESOP”) and 401(k) plans into a single plan (“KSOP”) and refinanced the loans associated with the ESOP, which lowered the annual allocation of ESOP shares, compared to previous years. Compensation expense related to the KSOP was $202,000 during the quarter ended March 31, 2012, compared to $424,000 in the year ago quarter. Expense related to the ESOP is recorded based on the fair value of the Company’s share price and, therefore, is subject to fluctuation in future periods.

Data processing expenses were higher in 2012 compared to 2011 due to debit card expenses. Advertising expense was lower in 2012 as we undertook a rebranding campaign in 2011 after the LibertyBank Acquisition. Occupancy and equipment expenses declined due to branch closures during calendar year 2011, which were undertaken to address underperforming branches and overlap in our markets. Professional services were lower in 2012 as we undertook significant information technology projects in calendar year 2011 to assist with the integration of LibertyBank and Community First Bank acquisitions. Insurance and taxes expense were lower during the quarter ended March 31, 2012, compared to the year-ago period due to a $207,000 reduction in the Bank’s FDIC insurance premiums as a result of the FDIC’s change in the assessment base for deposit insurance premiums. Property taxes were also lower in 2012. Other expenses declined $373,000 from the year ago quarter due primarily to the fewer miscellaneous expenses as a result of the integration of operations. Additionally the provision for REO, which is included in other expenses, totaled $107,000 during the quarter ended March 31, 2012, which represents a $250,000 decrease from the provision for REO recorded during the quarter ended March 31, 2011.

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

The primary sources of funds are customer deposits, loan repayments, sales and maturities of investments and, to a lesser extent, FHLB borrowings. These sources of funds are used to make loans, purchase investments and fund continuing operations. While maturities and the scheduled amortization of loans are generally predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition. The Company’s liquidity ratio (defined as the sum of cash and cash equivalents and investments available-for-sale divided by total assets) was 50.0% at March 31, 2012, compared to 48.7% at December 31, 2011. This high level of liquidity is primarily attributable to the LibertyBank Acquisition, as the Company received $313.9 million from the FDIC in connection with this acquisition and assumed $59.2 million of cash held by LibertyBank on the acquisition date. Funds obtained from the acquisition of LibertyBank in the fourth quarter of the fiscal year ended September 30, 2010 have been invested primarily in securities since the acquisition date.  We will continue to invest excess cash in medium-term securities, but will also conserve some cash in order to meet the demand of maturing certificates of deposit, prepare for the potential of rising interest rates, and to provide flexibility for potential acquisitions or repurchases of common stock.

At March 31, 2012, certificates of deposit totaled $251.3 million, or 28.0% of total deposits, including $143.1 million that are scheduled to mature within the next twelve months from March 31, 2012. We believe our current liquidity position and anticipated operating results are sufficient to fund known, existing commitments and activity levels.

At March 31, 2012, the Bank maintained a borrowing facility with the FHLB of Seattle equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2012, the Bank was in compliance with the collateral requirements and $106.2 million of the line of credit was available. Despite the fact no borrowings were outstanding March 31, 2012, the Bank from time to time can be highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet our growth plans or to meet short and long-term liquidity demands.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2012 (in thousands):

Contract or Notional Amount

Commitments to extend credit:
Fixed rate	$17,199
Adjustable rate	3,949
Undisbursed balance of loans closed	8,235
Unused lines of credit	62,321
Commercial letters of credit	1,235

Total	$92,939

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Company’s consolidated capital ratios at March 31, 2012, were as follows: Tier 1 capital 16.22%; Tier 1 (core) risk-based capital 42.14%; and total risk-based capital 43.41%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. The Bank’s regulatory capital ratios at March 31, 2012, were as follows: Tier 1 capital 13.25%; Tier 1 (core) risk-based capital 34.22%; and total risk-based capital 35.49%. As of March 31, 2012, the Bank exceeded all regulatory capital requirements. The Company’s consolidated tangible capital ratio was 17.10% at March 31, 2012.

Cyber Risks

As a financial institution that serves over 100,000 clients through 28 branches the Internet and other distribution channels, we depend on our ability, and the abilities of several third party vendors, to process, record and monitor a large number of customer transactions on a continuous basis. As our customer base and locations have expanded through acquisition and organic growth, and as customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure have been, and must continue to be, safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornados, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions such as Home Federal Bank have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Those parties also may attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our retail and commercial banking services businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our customers may use personal smart phones, tablets, and other mobile devices that are beyond our control systems. Although we believe we have effective information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Home Federal Bank’s or our customers’ confidential, proprietary and other information, or otherwise disrupt our business operations. We have purchased property and cyber insurance to mitigate the financial impact of such events; however, losses could exceed our coverage limits and the impact to our reputation as a result of a material breach could significantly impair our ability to maintain client relationships and conduct business.

Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Poor security controls utilized by merchants and merchant processors also expose us to risk of loss that is beyond our control.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our role in the financial services industry, our plans to continue to implement our Internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our clients when and how they want to be served, the outsourcing of some of our business operations, and the continued uncertain economic environment. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for Home Federal Bank. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, financial losses, the inability of our customers to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

At March 31, 2012, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2011 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing, ongoing operational changes and the integration of the application systems of acquired businesses. These controls also relate to the accounting and reporting for acquired loans, which is highly subjective and requires significant estimation of future events. The Company also continued to implement control enhancements to remediate findings and deficiencies identified by its internal auditor and independent registered public accounting firm.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s 2011 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information about repurchases of common stock made by the Company during the quarter ended March 31, 2012:
Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

Jan 1 – Mar 31, 2012	5,600	$ 9.90	5,600	504,269

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction (1)
2.2	Purchase and Assumption Agreement for LibertyBank Transaction (2)
3.1	Articles of Incorporation of the Registrant (3)
3.2	Amended and Restated Bylaws of the Registrant (3)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams (4)
10.2	Amended Severance Agreement with Eric S. Nadeau (4)
10.3	Amended Severance Agreement with R. Shane Correa (4)
10.4	Amended Severance Agreement with Cindy L. Bateman (4)
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (5)
10.6	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (3)
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (3)
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements. (11)

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2009
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2010
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form 8-K dated April 2, 2012
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2011
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)
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

Home Federal Bancorp, Inc.

Date: May 10, 2012	/s/ Len E. Williams
Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	/s/ Eric S. Nadeau
Eric S. Nadeau
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements. *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.