Form 10-Q
period 2012-06-30
Home Federal Bancorp, Inc.
filed 2012-08-08
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  __________ to __________

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 15,117,416 shares outstanding as of August 3, 2012.

HOME FEDERAL BANCORP, INC.
FORM 10-Q

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$83,193	$144,293
Investments available-for-sale, at fair value	443,025	399,877
Loans and leases receivable, net of allowance for loan and lease losses of $12,620 and $14,171	430,903	449,908
Accrued interest receivable	2,967	2,857
Federal Deposit Insurance Corporation (“FDIC”) indemnification receivable, net	18,370	23,676
Bank owned life insurance	15,693	15,450
Real estate owned and other repossessed assets (“REO”)	16,323	19,827
Federal Home Loan Bank (“FHLB”) stock, at cost	17,717	17,717
Property and equipment, net	30,219	31,522
Core deposit intangible	2,790	3,086
Other assets	13,394	8,221
TOTAL ASSETS	$1,074,594	$1,116,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$131,746	$127,553
Interest-bearing demand	247,836	249,215
Money market	178,175	178,377
Savings	81,175	78,492
Certificates	228,833	272,462
Total deposit accounts	867,765	906,099

Advances by borrowers for taxes and insurance	845	358
Accrued interest payable	178	219
Repurchase agreements	4,742	4,913
Deferred compensation	5,995	5,871
Other liabilities	5,932	7,704
Total liabilities	885,457	925,164

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized; issued and outstanding: none	--	--
Common stock, $.01 par value; 90,000,000 authorized; issued and outstanding:	153	157
Jun. 30, 2012 - 17,512,197 issued; 15,255,366 outstanding
Dec. 31, 2011 - 17,512,197 issued; 15,664,706 outstanding
Additional paid-in capital	139,623	143,280
Retained earnings	49,084	49,443
Unearned shares issued to employee stock ownership plan	(7,202)	(7,581)
Accumulated other comprehensive income	7,479	5,971
Total stockholders’ equity	189,137	191,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,074,594	$1,116,434

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest income:
Loans and leases	$9,033	$8,824	$20,250	$17,219
Investment securities	2,209	2,450	4,413	4,706
Other interest	71	118	141	252
Total interest income	11,313	11,392	24,804	22,177

Interest expense:
Deposits	991	1,452	2,093	3,144
FHLB advances and other borrowings	16	547	37	1,105
Total interest expense	1,007	1,999	2,130	4,249
Net interest income	10,306	9,393	22,674	17,928
Provision for loan losses	(434)	2,811	(1,217)	5,811
Net interest income after provision for loan losses	10,740	6,582	23,891	12,117

Noninterest income:
Service charges and fees	2,274	2,446	4,381	4,678
Gain on sale of loans	--	120	1	307
Gain on sale of securities	603	--	1,138	--
Gain on sale of fixed assets and REO	152	196	372	144
FDIC indemnification recovery (provision)	(411)	2,389	(1,230)	5,239
Accretion (impairment) of FDIC indemnification asset	(1,705)	355	(5,048)	1,004
Other	223	201	415	429
Total noninterest income	1,136	5,707	29	11,801

Noninterest expense:
Compensation and benefits	6,175	6,780	12,312	13,961
Occupancy and equipment	1,514	1,518	3,077	3,395
Data processing	942	1,152	1,947	2,102
Advertising	223	173	377	435
Postage and supplies	247	298	553	647
Professional services	630	863	1,269	1,899
Insurance and taxes	561	716	1,082	1,742
Amortization of intangibles	144	176	296	362
Provision for REO	291	296	398	653
Other	379	451	755	950
Total noninterest expense	11,106	12,423	22,066	26,146
Income (loss) before income taxes	770	(134)	1,854	(2,228)
Income tax provision (benefit)	211	(56)	593	(948)

Net income (loss)	$559	$(78)	$1,261	$(1,280)

Earnings (loss) per common share:
Basic	$0.04	$(0.01)	$0.09	$(0.08)
Diluted	0.04	(0.01)	0.09	(0.08)

Weighted average number of shares outstanding:
Basic	14,638,663	15,536,539	14,705,256	15,592,630
Diluted	14,638,663	15,536,539	14,705,256	15,592,630

Dividends declared per share:	$0.055	$0.055	$0.11	$0.11

See accompaying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$559	$(78)	$1,261	$(1,280)

Other comprehensive income:
Change in unrealized holding gain on investments available-for-sale, net of taxes of $1,013, $1,861, $1,406, and $1,909, respectively	1,587	2,917	2,203	2,992
Adjustment for realized gains on sales of investments, net of taxes of ($236), $0, ($445) and $0, respectively	(368)	--	(695)	--
Other comprehensive income	1,219	2,917	1,508	2,992
Comprehensive income	$1,778	$2,839	$2,769	$1,712

See accompaying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)

	Common Stock		Additional		Unearned Shares	Accumulated Other Comprehensive
	Shares	Shares	Paid-In Capital	Retained Earnings	Issued to ESOP	Income (Loss)	Total

Balance at January 1, 2012	15,664,706	$157	$143,280	$49,443	$(7,581)	$5,971	$191,270

Restricted stock issued, net of forfeitures and redemption for taxes	37,929		(38)				(38)
ESOP shares committed to be released			10		379		389
Share-based compensation			473				473
Stock repurchase	(447,269)	(4)	(4,102)				(4,106)
Dividends paid ($0.11 per share)				(1,620)			(1,620)
Net income				1,261			1,261
Other comprehensive income						1,508	1,508
Balance at June 30, 2012	15,255,366	$153	$139,623	$49,084	$(7,202)	$7,479	$189,137

See accompaying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,261	$(1,280)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,539	1,189
Amortization of core deposit intangible	296	362
Impairment (accretion) of FDIC indemnification receivable	5,048	(1,004)
Net amortization of premiums and discounts on investments	2,765	2,983
Gain on sale of loans, net	(1)	(307)
Gain on sale of securities available-for-sale, net	(1,138)	--
Gain on sale of fixed assets and repossessed assets, net	(372)	(144)
ESOP shares committed to be released	389	620
Share based compensation expense	473	437
Provision for loan losses	(1,217)	5,811
Valuation provision on real estate and other property owned	398	653
Accrued deferred compensation expense, net	124	68
Net deferred loan fees	(936)	73
Deferred income tax (provision) benefit	(3,222)	26
Proceeds from sale of loans held for sale	1	10,777
Originations of loans held for sale	--	(7,730)
Net increase in cash surrender value of bank owned life insurance	(242)	(204)
Change in assets and liabilities:
Interest receivable	(110)	134
Other assets	(2,251)	896
Interest payable	(41)	(120)
Other liabilities	(1,809)	(2,050)
Net cash provided from operating activities	955	11,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available-for-sale	47,109	60,532
Proceeds from sales of securities available-for-sale	56,110	--
Purchase of securities available–for-sale	(145,524)	(54,672)
Reimbursement of loan losses under loss share agreement	442	15,289
Net decrease in loans	13,287	62,205
Proceeds from sales of fixed assets and repossessed assets	10,739	12,044
Purchases of property and equipment	(473)	(6,537)
Net cash provided from (used by) investing activities	(18,310)	88,861

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(38,334)	(96,143)
Net increase in advances by borrowers for taxes and insurance	487	172
Repayment of FHLB borrowings	--	(3,998)
Net decrease in securities sold under obligation to repurchase	(172)	(2,949)
Proceeds from exercise of stock options	--	355
Repurchases of common stock	(4,106)	(6,067)
Dividends paid	(1,620)	(1,723)
Net cash used by financing activities	(43,745)	(110,353)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,100)	(10,302)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144,293	212,246
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,193	$201,944

(Continued)

See accompaying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$2,171	$4,369
Taxes	7,064	(110)

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate owned and other assets in settlement of loans	$7,917	$13,495
Fair value adjustment to securities available-for-sale, net of taxes	1,508	2,988

See accompaying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Home Federal Bank (the “Bank”), which is a state-chartered commercial bank headquartered in Nampa, Idaho.  As used throughout this report, the term the “Company” refers to Home Federal Bancorp, Inc., and its consolidated subsidiary, unless the context otherwise requires.

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for future periods.

On January 24, 2012, the Company reported its decision to change its fiscal year end to December 31 from a fiscal year ending on September 30. This change in fiscal year end makes the Company’s year-end coincide with the regulatory reporting periods now effective with the Company’s reorganization to a bank holding company and the Bank’s conversion to a commercial bank that occurred on May 31, 2011. As a result of the change in fiscal year, the Company filed a transition report on Form 10-QT covering the transition period from October 1, 2011 to December 31, 2011. References the Company makes to a particular year (for example, 2010) in this report applies to the Company’s fiscal year and not the calendar year, unless otherwise noted.

On July 30, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and acquire certain assets of LibertyBank, headquartered in Eugene, Oregon (the “LibertyBank Acquisition”). In August 2009, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and certain assets of Community First Bank, headquartered in Prineville, Oregon (the “CFB Acquisition”).  All of the loans purchased in the CFB Acquisition and the majority of loans and leases purchased in the LibertyBank Acquisition are included under the loss sharing agreements with the FDIC and are referred to as “covered loans.”  Real estate owned and repossessed assets (“REO”) acquired in the CFB Acquisition and the LibertyBank Acquisition that are also included in the loss sharing agreements are referred to as “covered REO.”  The covered loans and covered REO are collectively referred to as “covered assets.” Loans and foreclosed and repossessed assets not subject to loss sharing agreements with the FDIC are referred to as “noncovered loans” or “noncovered assets.”

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively beginning in the period of adoption.  The amendments change the wording used to describe requirements for measuring fair value under U.S. GAAP to be more consistent with IFRSs.  The adoption of this guidance did not have a material effect on the Company’s Operating Results or Financial Condition, but the additional disclosures are included in this Form 10-Q.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$559	$(78)	$1,261	$(1,280)
Allocated to participating securities	(4)	--	(11)	12
Net income (loss) allocated to common shareholders	$555	$(78)	$1,250	$(1,268)

Weighted average common shares outstanding, gross	15,531,981	16,510,383	15,588,611	16,567,798
Less: Average unearned ESOP shares	(749,210)	(823,472)	(758,941)	(837,349)
Less: Average participating securities	(144,108)	(150,372)	(124,414)	(137,819)
Weighted average common shares outstanding, net	14,638,663	15,536,539	14,705,256	15,592,630
Net effect of dilutive restricted stock	--	--	--	--
Weighted average shares and common stock equivalents	14,638,663	15,536,539	14,705,256	15,592,630

Income (loss) per common share:
Basic	$0.04	$(0.01)	$0.09	$(0.08)
Diluted	0.04	(0.01)	0.09	(0.08)

Options excluded from the calculation due to their anti-dilutive effect on EPS	986,590	878,460	986,590	878,460

Note 4 - Investment securities

Investment securities available-for-sale consisted of the following at the dates indicated (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

June 30, 2012
Obligations of U.S. Government-sponsored enterprises (“GSE”)	$65,842	$1,184	$--	$67,026	15.1%
Obligations of states and political subdivisions	35,625	1,614	(97)	37,142	8.4
Mortgage-backed securities, GSE-issued	328,973	9,892	(308)	338,557	76.4
Mortgage-backed securities, private label	334	--	(34)	300	0.1

Total	$430,774	$12,690	$(439)	$443,025	100.0%

December 31, 2011
Obligations of U.S. GSE	$65,345	$650	$(11)	$65,984	16.5%
Obligations of states and political subdivisions	20,850	992	(33)	21,809	5.4
Corporate note, FDIC-guaranteed	1,005	2	--	1,007	0.3
Mortgage-backed securities, GSE-issued	302,539	8,480	(253)	310,766	77.7
Mortgage-backed securities, private label	357	--	(46)	311	0.1

Total	$390,096	$10,124	$(343)	$399,877	100.0%

For the quarter ended June 30, 2012, proceeds from sales of securities available-for-sale amounted to $30.4 million.  Gross realized gains on these sales totaled $603,000, partially offset by a tax provision of $236,000.  There were no gross realized losses during the period.  For the six months ended June 30, 2012, proceeds from sales of securities available-for-sale were $56.1 million.  Gross realized gains on these sales totaled $1.1 million, partially offset by a tax provision of $445,000.  There were no gross realized losses during the period.  We did not sell any securities during the quarter or six months periods ended June 30, 2011.

The fair value of impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed for the periods indicated were as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2012
Obligations of states and political subdivisions	$8,954	$(97)	$--	$--	$8,954	$(97)
Mortgage-backed securities, GSE-issued	19,060	(308)	10	--	19,070	(308)
Mortgage-backed securities, private label	--	--	300	(34)	300	(34)

Total	$28,014	$(405)	$310	$(34)	$28,324	$(439)

December 31, 2011
Obligations of U.S. GSE	$1,739	$(11)	$--	$--	$1,739	$(11)
Obligations of states and political subdivisions	2,802	(33)	--	--	2,802	(33)
Mortgage-backed securities, GSE-issued	38,732	(245)	4,010	(8)	42,742	(253)
Mortgage-backed securities, private label	--	--	311	(46)	311	(46)

Total	$43,273	$(289)	$4,321	$(54)	$47,594	$(343)

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

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$13,453	$13,481	$13,418	$13,455
Due after one year through five years	20,388	20,548	23,982	24,175
Due after five years through ten years	20,530	21,547	12,457	13,046
Due after ten years	47,096	48,592	37,343	38,124
Mortgage-backed securities	329,307	338,857	302,896	311,077
Total	$430,774	$443,025	$390,096	$399,877

As of June 30, 2012 and December 31, 2011, the Bank pledged investment securities for the following obligations (in thousands):

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

FHLB borrowing line of credit	$28,403	$30,684	$33,782	$36,460
Federal Reserve Bank	1,457	1,529	1,787	1,874
Repurchase agreements	5,888	6,207	7,458	7,858
Deposits of municipalities and public units	12,518	13,390	15,499	16,513
Total	$48,266	$51,810	$58,526	$62,705

Note 5 - Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized by collateral type as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	Percent of Gross	Amount	Percent of Gross

Real estate:
One-to-four family residential	$101,252	22.8%	$115,403	24.8%
Multifamily residential	29,492	6.7	21,036	4.5
Commercial real estate	192,688	43.5	206,215	44.4
Total real estate	323,432	73.0	342,654	73.7

Real estate construction:
One-to-four family residential	11,556	2.6	9,355	2.0
Commercial and land development	23,583	5.3	16,928	3.6
Total real estate construction	35,139	7.9	26,283	5.6

Consumer:
Home equity	45,821	10.3	47,192	10.2
Automobile	856	0.2	946	0.2
Other consumer	4,095	0.9	4,580	1.0
Total consumer	50,772	11.4	52,718	11.4

Commercial business	32,819	7.4	40,953	8.8
Leases	1,113	0.3	2,159	0.5
Gross loans	443,275	100.0%	464,767	100.0%
Deferred loan costs (fees), net	248		(688)
Allowance for loan losses	(12,620)		(14,171)
Loans receivable, net	$430,903		$449,908

The following tables present loans at their recorded investment; therefore, the balances in the tables below may differ from the loan portfolio table above. Recorded investment includes the unpaid principal balance or the carrying amount of loans plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was $1.2 million and $1.3 million as of June 30, 2012 and December 31, 2011, respectively.

Delinquent and nonaccrual loans. The following tables present the recorded investment in nonperforming loans and an aging of performing loans by class as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans

Noncovered loans
Real estate:
One-to-four family residential	$3,805	$--	$3,805	$--	$187	$85,677	$89,669
Multifamily residential	854	--	854	--	--	23,391	24,245
Commercial real estate	9,342	--	9,342	317	--	129,677	139,336
Total real estate	14,001	--	14,001	317	187	238,745	253,250

Real estate construction:
One-to-four family residential	633	--	633	--	--	10,923	11,556
Commercial real estate	608	--	608	--	--	16,037	16,645
Total real estate construction	1,241	--	1,241	--	--	26,960	28,201

Consumer:
Home equity	725	--	725	114	24	33,334	34,197
Automobile	--	--	--	--	--	614	614
Other consumer	--	--	--	3	--	3,261	3,264
Total consumer	725	--	725	117	24	37,209	38,075

Commercial business	354	--	354	--	55	13,867	14,276
Leases	--	--	--	--	--	201	201
Total noncovered loans	16,321	--	16,321	434	266	316,982	334,003

Covered loans
Real estate:
One-to-four family residential	298	--	298	--	63	11,307	11,668
Multifamily residential	--	--	--	--	--	5,247	5,247
Commercial real estate	6,118	--	6,118	--	--	47,235	53,353
Total real estate	6,416	--	6,416	--	63	63,789	70,268

Real estate construction:
One-to-four family residential	--	--	--	--	--	--	--
Commercial real estate	272	--	272	--	--	6,666	6,938
Total real estate construction	272	--	272	--	--	6,666	6,938

Consumer:
Home equity	111	--	111	101	--	11,563	11,775
Automobile	--	--	--	--	--	242	242
Other consumer	--	--	--	--	35	824	859
Total consumer	111	--	111	101	35	12,629	12,876

Commercial business	139	--	139	--	--	19,550	19,689
Leases	--	--	--	--	--	912	912
Total covered loans	6,938	--	6,938	101	98	103,546	110,683
Total gross loans	$23,259	$--	$23,259	$535	$364	$420,528	$444,686

	December 31, 2011
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans

Noncovered loans
Real estate:
One-to-four family residential	$5,446	$--	$5,446	$1,435	$149	$96,307	$103,337
Multifamily residential	--	--	--	--	--	13,184	13,184
Commercial real estate	7,601	--	7,601	--	--	137,480	145,081
Total real estate	13,047	--	13,047	1,435	149	246,971	261,602

Real estate construction:
One-to-four family residential	415	--	415	--	--	7,921	8,336
Commercial real estate	1,132	--	1,132	--	--	8,778	9,910
Total real estate construction	1,547	--	1,547	--	--	16,699	18,246

Consumer:
Home equity	676	--	676	55	114	33,894	34,739
Automobile	--	--	--	--	--	665	665
Other consumer	2	--	2	6	8	3,620	3,636
Total consumer	678	--	678	61	122	38,179	39,040

Commercial business	422	--	422	--	--	5,796	6,218
Leases	--	--	--	--	--	257	257
Total noncovered loans	15,694	--	15,694	1,496	271	307,902	325,363

Covered loans
Real estate:
One-to-four family residential	753	--	753	--	--	11,416	12,169
Multifamily residential	1,372	--	1,372	--	--	6,480	7,852
Commercial real estate	5,934	--	5,934	--	--	55,200	61,134
Total real estate	8,059	--	8,059	--	--	73,096	81,155

Real estate construction:
One-to-four family residential	666	--	666	--	--	353	1,019
Commercial real estate	1,341	--	1,341	311	--	5,366	7,018
Total real estate construction	2,007	--	2,007	311	--	5,719	8,037

Consumer:
Home equity	209	--	209	--	--	12,405	12,614
Automobile	--	--	--	--	--	281	281
Other consumer	5	--	5	--	--	973	978
Total consumer	214	--	214	--	--	13,659	13,873

Commercial business	160	--	160	--	--	34,844	35,004
Leases	--	--	--	--	--	1,902	1,902
Total covered loans	10,440	--	10,440	311	--	129,220	139,971
Total gross loans	$26,134	$--	$26,134	$1,807	$271	$437,122	$465,334

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

As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by portfolio class is as follows (in thousands):

	June 30, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Noncovered loans
Real estate:
One-to-four family residential	$84,757	$40	$--	$4,872	$--	$89,669
Multifamily residential	22,192	--	1,002	1,051	--	24,245
Commercial real estate	90,705	3,780	18,096	26,755	--	139,336
Total real estate	197,654	3,820	19,098	32,678	--	253,250

Real estate construction:
One-to-four family residential	9,982	941	--	633	--	11,556
Commercial real estate	15,319	718	--	608	--	16,645
Total real estate construction	25,301	1,659	--	1,241	--	28,201

Consumer:
Home equity	33,338	134	--	725	--	34,197
Automobile	610	4	--	--	--	614
Other consumer	2,997	23	33	211	--	3,264
Total consumer	36,945	161	33	936	--	38,075

Commercial business	13,025	280	117	854	--	14,276
Leases	201	--	--	--	--	201
Total noncovered loans	273,126	5,920	19,248	35,709	--	334,003

Covered loans
Real estate:
One-to-four family residential	4,093	--	1,354	6,221	--	11,668
Multifamily residential	4,356	64	206	621	--	5,247
Commercial real estate	23,384	1,135	11,854	16,980	--	53,353
Total real estate	31,833	1,199	13,414	23,822	--	70,268

Real estate construction:
One-to-four family residential	--	--	--	--	--	--
Commercial real estate	1,991	921	3,272	754	--	6,938
Total real estate construction	1,991	921	3,272	754	--	6,938

Consumer:
Home equity	11,342	80	--	353	--	11,775
Automobile	237	5	--	--	--	242
Other consumer	836	8	--	15	--	859
Total consumer	12,415	93	--	368	--	12,876

Commercial business	14,283	867	650	3,889	--	19,689
Leases	912	--	--	--	--	912
Total covered loans	61,434	3,080	17,336	28,833	--	110,683
Total gross loans	$334,560	$9,000	$36,584	$64,542	$--	$444,686

	December 31, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Noncovered loans
Real estate:
One-to-four family residential	$97,444	$110	$--	$5,783	$--	$103,337
Multifamily residential	8,131	1,670	1,024	2,359	--	13,184
Commercial real estate	90,458	4,307	19,407	30,909	--	145,081
Total real estate	196,033	6,087	20,431	39,051	--	261,602

Real estate construction:
One-to-four family residential	3,849	3,819	--	668	--	8,336
Commercial real estate	8,018	--	512	1,380	--	9,910
Total real estate construction	11,867	3,819	512	2,048	--	18,246

Consumer:
Home equity	33,715	127	40	857	--	34,739
Automobile	660	5	--	--	--	665
Other consumer	3,248	64	41	283	--	3,636
Total consumer	37,623	196	81	1,140	--	39,040

Commercial business	5,163	304	329	422	--	6,218
Leases	257	--	--	--	--	257
Total noncovered loans	250,943	10,406	21,353	42,661	--	325,363

Covered loans
Real estate:
One-to-four family residential	4,196	347	1,573	6,053	--	12,169
Multifamily residential	5,118	976	169	1,589	--	7,852
Commercial real estate	24,134	1,672	11,812	23,516	--	61,134
Total real estate	33,448	2,995	13,554	31,158	--	81,155

Real estate construction:
One-to-four family residential	230	--	--	789	--	1,019
Commercial real estate	1,760	102	2,705	2,451	--	7,018
Total real estate construction	1,990	102	2,705	3,240	--	8,037

Consumer:
Home equity	11,713	138	--	763	--	12,614
Automobile	281	--	--	--	--	281
Other consumer	942	14	--	22	--	978
Total consumer	12,936	152	--	785	--	13,873

Commercial business	21,408	1,755	5,353	6,488	--	35,004
Leases	1,902	--	--	--	--	1,902
Total covered loans	71,684	5,004	21,612	41,671	--	139,971
Total gross loans	$322,627	$15,410	$42,965	$84,332	$--	$465,334

Impaired Loans. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement with the borrower. Additionally, all troubled debt restructurings (“TDRs”) are considered impaired.

The following tables present loans deemed impaired by portfolio class as of June 30, 2012 and December 31, 2011, and during the three and six months ended June 30, 2012 and 2011 (in thousands):

	June 30, 2012			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$3,816	$3,065	$--	$3,814	$4,094
Commercial real estate	4,910	4,823	--	4,869	4,051
Total real estate	8,726	7,888	--	8,682	8,145

Real estate construction:
One-to-four family residential	340	283	--	162	365
Commercial real estate	434	302	--	151	101
Total real estate construction	774	585	--	313	466

Consumer:
Home equity	778	449	--	742	699
Automobile	--	--	--	29	30
Other consumer	--	--	--	10	10
Total consumer	778	449	--	781	739
Commercial business	542	354	--	368	388

Total noncovered loans with no related allowance	10,820	9,276	--	10,145	9,738

With an allowance recorded:
Real estate:
One-to-four family residential	1,494	1,496	(422)	1,559	1,558
Multifamily residential	854	854	(202)	427	285
Commercial real estate	4,793	4,793	(402)	5,508	5,683
Total real estate	7,141	7,143	(1,026)	7,484	7,526

Real estate construction:
One-to-four family residential	350	350	(111)	355	382
Commercial real estate	307	307	(60)	337	370
Total real estate construction	657	657	(171)	692	752

Home equity	292	292	(272)	295	298
Commercial business	--	--	--	--	--
Total noncovered loans with an allowance recorded	8,090	8,092	(1,469)	8,471	8,576

Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	--	--	--	181	266
Commercial real estate	2,976	2,506	--	2,621	2,650
Total real estate	2,976	2,506	--	2,802	2,916
Commercial real estate construction	518	272	--	403	557
Home equity	437	111	--	160	176
Commercial business and leases	30	16	--	744	566
Total covered loans with no related allowance	3,961	2,905	--	4,112	4,218
Total impaired loans	$22,871	$20,273	$(1,469)	$22,728	$22,532

At June 30, 2012, the unpaid principal balance for purposes of this table includes $2.6 million that was partially charged-off but not forgiven.

	December 31, 2011			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$5,147	$4,654	$--	$1,675	$1,337
Commercial real estate	2,651	2,415	--	2,380	2,339
Total real estate	7,798	7,069	--	4,055	3,676

Real estate construction:
One-to-four family residential	196	139	--	--	--
Commercial real estate	1,959	631	--	1,690	1,360
Total real estate construction	2,155	770	--	1,690	1,690

Consumer:
Home equity	1,010	614	--	145	103
Automobile	25	25	--	--	3
Other consumer	17	17	--	--	--
Total consumer	1,052	656	--	145	106
Commercial business	592	427	--	307	354
Total noncovered loans with no related allowance	11,597	8,922	--	6,197	5,496

With an allowance recorded:
Real estate:
One-to-four family residential	1,572	1,576	(359)	1,788	2,140
Commercial real estate	6,035	6,035	(737)	5,151	5,593
Total real estate	7,607	7,611	(1,096)	6,939	7,733

Real estate construction:
One-to-four family residential	367	367	(105)	628	788
Commercial real estate	506	506	(99)	867	1,040
Total real estate construction	873	873	(204)	1,495	1,828

Home equity	303	303	(269)	128	129
Commercial business	--	--	--	566	639
Total noncovered loans with an allowance recorded	8,783	8,787	(1,569)	9,128	10,329

Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	663	436	--	399	330
Commercial real estate	3,279	2,708	--	7,381	7,028
Total real estate	3,942	3,144	--	7,780	7,358
Commercial real estate construction	1,798	864	--	2,117	1,892
Consumer:
Home equity	643	209	--	9	6
Consumer	4	4	--	--	--
Total consumer	647	213	--	9	6
Commercial business and leases	236	212	--	406	432
Total covered loans with no related allowance	6,623	4,433	--	10,312	9,689
Total impaired loans	$27,003	$22,142	$(1,569)	$25,637	$25,513

At December 31, 2011, the unpaid principal balance for purposes of this table includes $5.2 million that has been partially charged-off but not forgiven.  Interest income recorded on impaired loans was immaterial during the three and six months ended June 30, 2012 and 2011.

Allowance for Loan Losses. The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality

Noncovered loans
One-to-four family residential	$422	$1,088	$--	$4,561	$85,108	$--
Commercial real estate and multifamily	604	3,197	--	10,470	153,111	--
Real estate construction	171	669	--	1,242	26,959	--
Home equity	272	1,661	--	741	33,456	--
Consumer	--	114	--	--	2,076	1,802
Commercial business	--	660	--	354	13,922	--
Leases	--	47	--	--	201	--
Total noncovered	1,469	7,436	--	17,368	314,833	1,802

Covered loans
One-to-four family residential	--	18	13	--	2,427	9,241
Commercial real estate and multifamily	--	806	34	2,506	22,576	33,518
Real estate construction	--	141	1,580	272	1,903	4,763
Home equity	--	218	399	111	4,709	6,955
Consumer	--	48	--	--	1,051	50
Commercial business	--	274	184	16	3,823	15,850
Leases	--	--	--	--	912	--
Total covered	--	1,505	2,210	2,905	37,401	70,377
Total	$1,469	$8,941	$2,210	$20,273	$352,234	$72,179

	December 31, 2011
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality

Noncovered loans
One-to-four family residential	$359	$1,384	$--	$6,230	$97,107	$--
Commercial real estate and multifamily	737	4,443	--	8,450	149,815	--
Real estate construction	204	518	--	1,643	16,603	--
Home equity	269	1,757	--	917	33,822	--
Consumer	--	71	--	42	2,045	2,214
Commercial business	--	141	--	427	5,791	--
Leases	--	64	--	--	257	--
Total noncovered	1,569	8,378	--	17,709	305,440	2,214

Covered loans
One-to-four family residential	--	30	--	436	6,077	5,656
Commercial real estate and multifamily	--	1,026	--	2,708	21,918	44,360
Real estate construction	--	151	2,050	864	1,547	5,626
Home equity	--	277	--	209	5,250	7,155
Consumer	--	32	10	4	1,213	42
Commercial business	--	384	264	212	5,515	29,277
Leases	--	--	--	--	1,902	--
Total covered	--	1,900	2,324	4,433	43,422	92,116
Total	$1,569	$10,278	$2,324	$22,142	$348,862	$94,330

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012 and 2011 was as follows (in thousands):

	As of March 31, 2012	Provisions	Charge-Offs	Recoveries	As of June 30, 2012

Noncovered loans
One-to-four family residential	$1,664	$54	$(213)	$5	$1,510
Commercial real estate and multifamily	4,086	(251)	(34)	--	3,801
Real estate construction	804	35	--	1	840
Home equity	2,047	6	(135)	15	1,933
Consumer	95	20	(5)	4	114
Commercial business	541	144	(25)	--	660
Leases	55	(8)	--	--	47
Total noncovered loans	9,292	--	(412)	25	8,905

Covered loans
One-to-four family residential	30	2	(1)	--	31
Commercial real estate and multifamily	1,160	(167)	(265)	112	840
Real estate construction	2,085	(498)	(258)	392	1,721
Home equity	655	98	(136)	--	617
Consumer	49	80	(81)	--	48
Commercial business	468	51	(105)	44	458
Total covered loans	4,447	(434)	(846)	548	3,715
Total	$13,739	$(434)	$(1,258)	$573	$12,620

	As of March 31, 2011	Provisions	Charge-Offs	Recoveries	As of June 30, 2011

Noncovered loans
One-to-four family residential	$2,116	$(169)	$(193)	$69	$1,823
Commercial real estate and multifamily	5,578	105	(582)	1	5,102
Real estate construction	1,028	113	(449)	191	883
Home equity	1,514	490	(704)	5	1,305
Consumer	94	(58)	(8)	--	28
Commercial business	637	(281)	(244)	138	250
Total noncovered loans	10,967	200	(2,180)	404	9,391

Covered loans
One-to-four family residential	77	(2)	--	--	75
Commercial real estate and multifamily	2,055	963	(964)	59	2,113
Real estate construction	500	872	(758)	14	628
Home equity	--	240	(240)	--	--
Consumer	295	20	--	1	316
Commercial business	387	518	(46)	5	864
Total covered loans	3,314	2,611	(2,008)	79	3,996
Total	$14,281	$2,811	$(4,188)	$483	$13,387

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 and 2011 was as follows (in thousands):

	As of December 31, 2011	Provisions	Charge-Offs	Recoveries	As of June 30, 2012

Noncovered loans
One-to-four family residential	$1,743	$459	$(706)	$14	$1,510
Commercial real estate and multifamily	5,180	(1,339)	(40)	--	3,801
Real estate construction	722	74	--	44	840
Home equity	2,026	189	(302)	20	1,933
Consumer	71	44	(14)	13	114
Commercial business	141	590	(71)	--	660
Leases	64	(17)	--	--	47
Total noncovered loans	9,947	--	(1,133)	91	8,905

Covered loans
One-to-four family residential	30	16	(15)	--	31
Commercial real estate and multifamily	1,026	(1,121)	(305)	1,240	840
Real estate construction	2,201	(808)	(278)	606	1,721
Home equity	277	476	(136)	--	617
Consumer	42	103	(97)	--	48
Commercial business	648	117	(357)	50	458
Total covered loans	4,224	(1,217)	(1,188)	1,896	3,715
Total	$14,171	$(1,217)	$(2,321)	$1,987	$12,620

	As of December 31, 2010	Provisions	Charge-Offs	Recoveries	As of June 30, 2011

Noncovered loans
One-to-four family residential	$2,210	$150	$(710)	$173	$1,823
Commercial real estate and multifamily	6,536	(555)	(910)	31	5,102
Real estate construction	957	326	(599)	199	883
Home equity	1,356	775	(887)	61	1,305
Consumer	54	(1)	(26)	1	28
Commercial business	851	(495)	(244)	138	250
Total noncovered loans	11,964	200	(3,376)	603	9,391

Covered loans
One-to-four family residential	70	89	(85)	1	75
Commercial real estate and multifamily	2,010	2,074	(2,030)	59	2,113
Real estate construction	453	2,865	(3,223)	533	628
Home equity	421	(159)	(263)	1	--
Consumer	49	259	(3)	11	316
Commercial business	442	483	(70)	9	864
Total covered loans	3,445	5,611	(5,674)	614	3,996
Total	$15,409	$5,811	$(9,050)	$1,217	$13,387

TDRs.  The internal process used to assess whether a modification should be reported and accounted for as a TDR includes an assessment of the borrower’s payment history, considering whether the borrower is in financial difficulty, whether a concession has been granted, and whether it is likely the borrower will be able to perform under the modified terms. The modification of the terms of such loans generally includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for the new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

TDRs totaled $12.8 million and $9.1 million at June 30, 2012 and December 31, 2011, respectively, and are included in the impaired loan disclosures below. Of these amounts, $370,000 and $620,000 were covered under loss sharing agreements with the FDIC at June 30, 2012 and December 31, 2011, respectively. The Company has allocated $1.2 million of specific reserves to customers whose loan terms have been modified in TDRs at June 30, 2012, compared to $1.1 million at December 31, 2011.  There were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications to loans not accounted for as TDRs totaled $1.1 million at June 30, 2012, of which $430,000 was in the noncovered loan portfolio. These loans were not considered to be TDRs because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

The following table presents TDRs at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012			December 31, 2011
	Accrual Status	Nonaccrual Status	Total Modifications	Accrual Status	Nonaccrual Status	Total Modifications

Noncovered loans
One-to-four family residential	$1,461	$957	$2,418	$241	$1,549	$1,790
Commercial real estate and multifamily	274	8,006	8,280	274	5,309	5,583
Real estate construction	--	1,100	1,100	6	428	434
Home equity	16	224	240	16	234	250
Commercial business and leases	--	353	353	--	395	395
Total noncovered	1,751	10,640	12,391	537	7,915	8,452

Covered loans
Commercial real estate and multifamily	177	193	370	180	232	412
Real estate construction	--	--	--	--	208	208
Total covered	177	193	370	180	440	620
Total	$1,928	$10,833	$12,761	$717	$8,355	$9,072

During the three months ended March 31, 2012, there was one new TDR.  The modification involved an extension of the loan term by twelve months and did not result in any charge-off or impairment.  During the three months ended June 30, 2012, there were 13 new TDRs, nine of which involve one customer relationship.  For those nine loans, which include $897,000 of commercial and multifamily loans and $384,000 of construction loans, the modifications involved extensions of the maturity dates by two years.

One modification on a $3.4 million commercial real estate loan involved lowering the interest rate on the loan for three years.  Two modifications for one-to-four family residential loans involved an extension of the maturity date, while the third one-to four family residential loan was modified from a floating-rate to a fixed-rate loan.  None of the loans modified during the quarter ended June 30, 2012 resulted in any charge-off, although there are specific impairments on two of the loans totaling $290,000.  The following table presents these new TDRs (dollars in thousands).

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Contracts	Pre- Modification Balance	Post- Modification Balance	Number of Contracts	Pre- Modification Balance	Post- Modification Balance
Noncovered loans
One-to-four family residential	3	$861	$876	3	$861	$876
Commercial real estate and multifamily	3	4,322	4,322	3	4,322	4,322
Real estate construction	7	384	384	8	828	778
Total	13	$5,567	$5,582	14	$6,011	$5,976

During the three months ended June 30, 2012, we recognized an $18,000 partial charge-off on one TDR that had been modified during the twelve months ended June 30, 2012.  Additionally, there were three loans which had been classified as TDRs during fiscal 2010 which were transferred into REO during the quarter June 30, 2012.  A charge-off of $34,000 was recognized on one of the loans, while the other two were transferred into REO at no additional loss.

The following table presents TDRs at June 30, 2012 and December 31, 2011 which were performing according to agreement (dollars in thousands):

	June 30, 2012		December 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Noncovered loans
One- to four- family residential	12	$1,595	9	$1,428
Commercial real estate and multifamily	6	8,280	3	4,118
Real estate construction	10	986	3	344
Home equity	3	193	3	198
Commercial business and leases	1	353	--	--
Total noncovered	32	11,407	18	6,088

Covered loans
Commercial real estate and multifamily	2	364	2	411
Total covered	2	364	2	411
Total	34	$11,771	20	$6,499

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Beginning balance of accretable yield	$26,320	$28,809	$28,915	$31,727
Changes in accretable yield due to:
Transfer from nonaccretable difference	1,076	--	4,732	--
Accretable yield recognized as interest income	(4,312)	(3,309)	(10,563)	(6,227)
Ending balance of accretable yield	$23,084	$25,500	$23,084	$25,500

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $4.4 million and $7.7 million at June 30, 2012 and December 31, 2011, respectively, all of which were purchased in the CFB Acquisition. At June 30, 2012 and December 31, 2011, the allowance for losses on purchased credit impaired loans was $2.2 million and $2.3 million, respectively.  The provision for loan losses and reductions in the allowance for purchased credit impaired loans was $0 and $481,000, respectively, during the quarter ended June 30, 2012, and $335,000 and $493,000, respectively, during the six months ended June 30, 2012.

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

Impaired Loans.  The fair value of impaired loans is generally based on recent appraisals if the loan is collateral-based or on a cash flow analysis if repayment of the loan is generally dependent on the cash flow of the borrower. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisals on loans secured by one-to-four family residential properties are updated when the loan becomes 120 days past due, or earlier if circumstances indicate the borrower will be unable to repay the loan under the terms of the note. Additionally, appraisals are updated if the borrower requests a modification to their loan. On commercial real estate and multifamily loans, appraisals are updated upon a determination that the borrower will be unable to repay the loan according to the terms of the note or upon a notice of default, whichever is earlier. Appraisals are updated on all loan types immediately prior to a foreclosure sale and at least annually thereafter once the collateral title has been transferred to the Bank. The frequency of appraisal updates is based upon property type and market trends, with nearly all currently being reappraised semi-annually.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually adjustments to the sales price of the comparable properties, as deemed appropriate by the appraiser, based on the age, condition, location or general characteristics of the subject property. If the income approach is used by an appraiser, a discount rate or a “capitalization rate” is applied to estimated net operating income for the income producing property. This capitalization rate is applied to estimate the fair value of the property. Capitalization rates vary based on the type of property (e.g., office, warehouse, retail) and local market dynamics (e.g., population, employment, absorption or saturation of specific property types), among other factors.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

June 30, 2012
Securities available-for-sale:
Obligations of U.S. GSE	$--	$67,026	$--	$67,026
Obligations of states and political subdivisions	--	37,142	--	37,142
Mortgage-backed securities, GSE issued	--	338,557	--	338,557
Mortgage-backed securities, private label	--	300	--	300

December 31, 2011
Securities available-for-sale:
Obligations of U.S. GSE	$--	$65,984	$--	$65,984
Obligations of states and political subdivisions	--	21,809	--	21,809
Corporate note, FDIC-guaranteed	--	1,007	--	1,007
Mortgage-backed securities, GSE issued	--	310,766	--	310,766
Mortgage-backed securities, private label	--	311	--	311

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011 (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

June 30, 2012
Impaired loans:
One-to-four family residential	$--	$--	$3,271	$3,271
Commercial and multifamily	--	--	7,495	7,495
Real estate construction	--	--	746	746
Home equity	--	--	145	145
Commercial business	--	--	18	18
Total impaired loans	--	--	11,675	11,675

REO:
One-to-four family residential	--	--	1,540	1,540
Commercial and multifamily	--	--	5,245	5,245
Real estate construction	--	--	2,525	2,525
Total REO	--	--	9,310	9,310
Total impaired loans and REO at fair value	$--	$--	$20,985	$20,985

December 31, 2011
Impaired loans:
One-to-four family residential	$--	$--	$2,926	$2,926
Commercial and multifamily	--	--	7,684	7,684
Real estate construction	--	--	1,401	1,401
Home equity	--	--	297	297
Commercial business	--	--	25	25
Total impaired loans	--	--	12,333	12,333

REO:
One-to-four family residential	--	--	1,984	1,984
Commercial and multifamily	--	--	4,416	4,416
Real estate construction	--	--	4,551	4,551
Total REO	--	--	10,951	10,951
Total impaired loans and REO at fair value	$--	$--	$23,284	$23,284

At June 30, 2012, impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $11.7 million, net of specific valuation allowances totaling $1.5 million.  At December 31, 2011, impaired loans at fair value had a carrying amount of $12.3 million, net of specific allowances totaling $1.6 million.  Included in the value of impaired loans presented above at June 30, 2012 is $5.1 million of loans that have been charged down to fair value.  There was no net provision on noncovered loans during the quarter or six month period ended June 30, 2012, and during the quarter ended June 30, 2012, the specific valuation allowance on noncovered impaired loans required a reduction of $166,000.  During the same quarter one year ago, this specific valuation allowance on impaired loans also required a reduction of $1.6 million.  During the six months ended June 30, 2012, the specific valuation allowance on noncovered impaired loans required a reduction of $100,000.

REO is recorded at estimated fair value less costs to sell had a carrying amount of $9.3 million at June 30, 2012, which is comprised of the outstanding balance of $9.3 million, with no valuation allowance.  At December 31, 2011, REO measured at fair value less costs to sell had a carrying value of $11.0 million, which is made up of the outstanding balance of $11.0 million, with no valuation allowance.  The provision for declines in the value of REO totaled $291,000 and $296,000 for the quarters ended June 30, 2012 and 2011, respectively, before offsetting amounts recoverable from the FDIC under loss sharing agreements.  For the six months ended June 30, 2012 and 2011, these provisions for REO totaled $398,000 and $653,000, respectively.

The following table presents information as of June 30, 2012 about significant unobservable inputs related to the Company’s material categories of Level 3 financial assets measured on a nonrecurring basis (in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans- Commercial real estate and multifamily	$7,495	Sales comparison approach	Adjustment for differences between the comparable sales	(12.2%) - 6.9%	(3.6)%
		Income approach	Adjustment for differences in capitalization rates	7.50% - 10.00%	9.1
Impaired loans- Construction	746	Sales comparison approach	Adjustment for differences between the comparable sales	(21.8%) - 77.0%	8.4
REO- Commercial real estate	5,245	Sales comparison approach	Adjustment for differences between the comparable sales	(10.3%) - 12.7%	0.1
		Income approach	Adjustment for differences in capitalization rates	8.00% - 9.75%	9.1
REO- Construction	2,525	Sales comparison approach	Adjustment for differences between the comparable sales	(29.8%) - (4.7)%	(19.2)

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets:
Level 1 inputs:
Cash and cash equivalents	$83,193	$83,193	$144,293	$144,293

Level 2 inputs:
FHLB stock	17,717	n/a	17,717	n/a

Level 3 inputs:
Loans receivable, net, excluding loans at fair value and leases	418,115	430,627	435,416	449,676
Accrued interest receivable	2,967	2,967	2,857	2,857
FDIC indemnification receivable, net	18,370	18,370	23,676	23,676

Financial liabilities:
Level 1 inputs:
Demand and savings deposits	638,932	638,932	633,637	633,637
Advances by borrowers for taxes and insurance	845	845	358	358
Accrued interest payable	178	178	219	219

Level 2 inputs:
Certificates of deposit	228,833	232,571	272,462	276,822
Repurchase agreements	4,742	4,780	4,913	4,982

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents.  The carrying amount approximates fair value.

FHLB Stock.  The determination of fair value of FHLB stock was impractical due to restrictions on the transferability of the stock.

Loans Receivable.  Fair values for all performing loans are estimated using a discounted cash flow analysis, utilizing interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  In addition, the fair value reflects the decrease in loan values as estimated in the allowance for loan losses calculation. Leases are excluded from the table above.  The methods utilized to estimate the fair value of loans do not necessarily represent a liquidation price.

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

Off-Balance Sheet Instruments.  Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing.  The fair value of the fees at June 30, 2012 and December 31, 2011, were insignificant.

Note 7 –FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the three months ended June 30, 2012 and 2011 was as follows (in thousands):

	Reimbursement Rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable
Balance at March 31, 2012	$19,606	$4,711	$20,160	$--	$20,160
Payments from FDIC for losses on covered assets	(1,030)	402	(442)	--	(442)
Decrease in estimated losses	(1,699)	12	(1,348)	--	(1,348)
Balance at June 30, 2012	$16,877	$5,125	$18,370	$--	$18,370

Balance at March 31, 2011	$84,518	$9,148	$76,305	$(1,788)	$74,517
Payments from FDIC for losses on covered assets	(19,111)	--	(15,289)	--	(15,289)
Increase in estimated losses	(5,764)	3,333	(1,445)	--	(1,445)
Discount accretion	--	--	--	356	356
Balance at June 30, 2011	$59,643	$12,481	$59,571	$(1,432)	$58,139

Activity in the FDIC indemnification receivable for the six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Reimbursement Rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable
Balance at December 31, 2011	$22,974	$5,576	$23,676	$--	$23,676
Payments from FDIC for losses on covered assets	(1,139)	(175)	(1,077)	--	(1,077)
Decrease in estimated losses	(4,958)	(276)	(4,229)	--	(4,229)
Balance at June 30, 2012	$16,877	$5,125	$18,370	$--	$18,370

Balance at December 31, 2010	$82,017	$6,705	$71,983	$(2,437)	$69,546
Payments from FDIC for losses on covered assets	(19,111)	--	(15,289)	--	(15,289)
Increase in estimated losses	(3,263)	5,776	2,877	--	2,877
Discount accretion	--	--	--	1,005	1,005
Balance at June 30, 2011	$59,643	$12,481	$59,571	$(1,432)	$58,139

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

At June 30, 2012, Home Federal Bank had operations in three distinct market areas including Boise, Idaho, and surrounding communities, together known as the Treasure Valley region of southwestern Idaho, which we refer to as the Idaho Region. The CFB Acquisition resulted in the Bank’s entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson. We refer to this market as the Central Oregon Region. In addition to deepening its presence in Central Oregon, as a result of the LibertyBank Acquisition, the Bank also operates in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. We refer to these markets as our Western Oregon Region. At June 30, 2012, the Bank had 28 full-service branches and two commercial loan production offices located in Portland and Bend, Oregon.

The Company reported net income of $559,000, or $0.04 per diluted share, for the three months ended June 30, 2012, compared to a net loss of ($78,000), or ($0.01) per diluted share, for the same period a year ago. For the six months ended June 30, 2012, the Company reported net income of $1.3 million, or $0.09 per diluted share, compared to a net loss of ($1.3 million), or ($0.08) per diluted share, for the six months ended June 30, 2011.  The Company’s return to profitability compared to the year-ago quarter was attributable to a reduction in operating expenses, gains on the sales of securities, and continued improvement in covered asset quality, which resulted in lower credit costs and higher yields on purchased loans in fiscal year 2012.

The following items summarize key activities of the Company during the quarter ended June 30, 2012:

•
Net interest income before the provision for loan losses increased $913,000 to $10.3 million for the quarter ended June 30, 2012, when compared to the quarter ended June 30, 2011, due to a higher yield on purchased loans and a declining cost of funds. However, net interest income declined $2.1 million compared to the linked quarter ended March 31, 2012, due to a decline in the yield on purchased loans in the current quarter;

•
A negative provision for loan losses on loans purchased in the CFB Acquisition, net of the FDIC indemnification impairment related to the negative provision, increased income before income taxes by $23,000 during the quarter ended June 30, 2012. A provision of $422,000, net of the impact of the FDIC indemnification recovery, reduced income before income taxes during the same quarter in 2011 and included a provision of $200,000 on noncovered originated loans in the quarter ended June 30, 2011. No provision for loan losses on noncovered originated loans was recorded during the quarter ended June 30, 2012;

•
The provision for REO totaled $291,000 in the current quarter compared to $107,000 for the quarter ended March 31, 2012, and $296,000 in the year-ago quarter. This provision is reported in noninterest expense;

•
Noninterest income during the quarter ended June 30, 2012, includes impairment of the FDIC indemnification asset for covered loans of $1.7 million and an indemnification impairment of $411,000 due to the negative provision for loan losses, both are a result of a reduction in estimated future losses on covered loans;

•
Service charges and fee income declined $172,000 to $2.3 million for the quarter ended June 30, 2012, from the quarter ended June 30, 2011, due to lower overdraft fee income. Compared to the linked quarter, service charges and fee income increased $167,000 due to higher income from the Bank’s merchant and investment services products and new deposit account service charges;

•
During the quarter ended June 30, 2012, the Bank sold U.S. Treasury securities and recorded a pre-tax gain of $603,000 compared to a gain of $535,000 during the quarter ended March 31, 2012. No gains or losses were recorded in the year ago quarter;

•
Noninterest expense decreased by $1.3 million during the quarter ended June 30, 2012, compared to the year-ago quarter but increased $146,000 compared to the linked quarter due primarily to the increase in the provision for REO. Year to date, noninterest expenses declined $4.1 million in 2012 compared to the six months ended June 30, 2011;

•
Total assets decreased $33.2 million during the quarter ended June 30, 2012, compared to March 31, 2012, and have declined $41.8 million since December 31, 2011, as declines in cash and cash equivalents and loans offset reductions in deposits;

•	Loans declined $4.8 million during the quarter ended June 30, 2012, compared to March 31, 2012, and deposits declined $31.0 million during that period;
•	Noncovered nonperforming assets declined $41,000 to $23.0 million at June 30, 2012, compared to March 31, 2012. Total nonperforming assets decreased $814,000 to $39.6 million during the quarter; and
•	The Company repurchased 441,669 shares during the quarter ended June 30, 2012, at an average cost of $9.18 per share.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

During the six months ended June 30, 2012, total assets decreased $41.8 million, or 3.7%, to $1.1 billion at June 30, 2012 compared to December 31, 2011. The changes in total assets were primarily concentrated in the following asset categories (dollars in thousands):

	June 30,	December 31,	Increase/(Decrease)
	2012	2011	Amount	Percent
Cash and amounts due from depository institutions	$83,193	$144,293	$(61,100)	(42.3)%
Investments, at fair value	443,025	399,877	43,148	10.8
Loans receivable, net of allowance for loan losses	430,903	449,908	(19,005)	(4.2)

Cash and Amounts Due From Depository Institutions.  The $61.1 million decrease in cash and equivalents during the six months ended June 30, 2012, was due to the purchase of investment securities and payments on maturing certificates of deposit that were not renewed, reflecting our strategy of allowing higher cost certificates of deposit to decline, partially offset by proceeds received from a decrease in loans.  We anticipate, subject to market conditions, that we will continue to invest excess cash in medium-term securities during the remainder of 2012, but will also conserve some liquidity in order to meet the demand of maturing certificates of deposit, prepare for the potential of rising interest rates, and to provide flexibility for potential acquisitions and repurchases of common stock.

Investments.  Investments increased $43.1 million during the six months ended June 30, 2012.  Our purchases have generally given preference to short and medium-term securities in anticipation of rising interest rates and increases in loan demand in the next 18 to 24 months. Purchases of mortgage-backed securities issued by U.S. Government-sponsored enterprises totaled $61.3 million during the quarter and had an estimated average yield and duration of 2.32% and 4.0 years, respectively.  Purchases of securities issued by state and local political subdivisions and municipalities totaled $9.6 million during the quarter and had an estimated average yield of 3.09%.  Additionally, we have structured our investment portfolio to mitigate price sensitivity to protect capital if we need to sell significant amounts of securities in the future to increase liquidity. At June 30, 2012, the estimated effective duration of our investment portfolio was 2.1 years.

We continually analyze our investment portfolio to improve and optimize total return and were able to purchase and sell U.S. Treasury notes during the six months ended June 30, 2012, and recorded pre-tax gains of $1.1 million during that period due to the price volatility and a strong rally in the bond market.

Loans.  Loans and leases receivable, net, decreased by $19.0 million, or 4.2%, during the six months ended June 30, 2012.  One-to-four family residential loans decreased by $14.2 million while commercial real estate loans declined by $13.5 million. Commercial business loans decreased by $8.1 million. Partially offsetting these decreases, multifamily residential loans increased $8.5 million and construction loans increased $8.9 million during the quarter.  In March 2012, the Bank opened a loan production office in Portland, Oregon, and hired a construction loan officer to expand the Bank’s builder finance commercial loan program in that market.

New loan production increased in the second quarter of fiscal year 2012 and the new construction loan production office in Portland has had a strong start. Nonetheless, payments on the residential loan portfolio and the loan and lease portfolio of the Bank’s subsidiary, Commercial Equipment Lease Corporation, continue to cause a net reduction in outstanding loan balances since we no longer originate loans for those noncore portfolios. The economies in our primary markets appear to have stabilized and are showing some signs of improvement; however, this improving outlook is still tenuous and future new loan production is still somewhat uncertain.

Allowance for Loan Losses and Asset Quality. The allowance for loan losses decreased to $12.6 million at June 30, 2012, from $14.2 million at December 31, 2011, as our loan portfolio continues to show signs of stabilization. At June 30, 2012, the allowance on originated, noncovered loans was $8.9 million, compared to $9.9 million at December 31, 2011.  The allowance for loan losses on the originated noncovered loan portfolio was 2.67% of originated noncovered loans at June 30, 2012, with $1.5 million of the $8.9 million allowance for originated noncovered loan losses specifically-allocated to impaired loans.  The allowance for noncovered loans decreased during the six months ended June 30, 2012, due to net charge-offs of $1.0 million.  However, these charge-offs did not require an additional provision during the first six months of 2012 as impaired loans and general asset quality metrics have stabilized and the economy in the Boise market, where most of our noncovered loans are located, is showing signs of improvement over the past two quarters.

The allowance on covered loans purchased in the CFB Acquisition totaled $1.4 million at June 30, 2012, down from $1.7 million at December 31, 2011.  Gross charge-offs of covered loans purchased in the CFB Acquisition totaled $694,000 during the six months ended June 30, 2012; however, recoveries on covered loans purchased in the CFB Acquisition totaled $1.9 million during the six months ended June 30, 2012, which resulted in net recoveries of $1.2 million. A negative provision for loan losses of was recorded during the six months ended June 30, 2011, with most of the provision being offset in noninterest income as the FDIC indemnification provision.

An allowance of $2.3 million was recorded on covered loans purchased in the LibertyBank Acquisition at June 30, 2012, which was a decrease of $158,000 compared to December 31, 2011. Loans purchased in the LibertyBank Acquisition were aggregated at the time of acquisition into 22 pools and each pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. An allowance for loan losses has since been established on certain loan pools purchased in the LibertyBank Acquisition because the net present value of cash flows expected to be received from loans in certain individual pools were impaired at June 30, 2012, when compared to the original estimated cash flows for each pool.

Loans delinquent 30 to 89 days and still accruing interest totaled $899,000 at June 30, 2012, compared to $2.1 million at December 31, 2011, including $199,000 and $311,000, respectively, of covered loans in the Community First Bank loan portfolio.  Noncovered nonperforming loans increased to $16.3 million at June 30, 2012, compared to $15.7 million at December 31, 2011, primarily due to the impairment of a single commercial real estate loan with a balance of $3.4 million at June 30, 2012.  After analysis, no specific allowance was required for this loan.  Covered nonperforming loans decreased to $6.9 million at June 30, 2012, compared to $10.4 million at December 31, 2011. Nonperforming assets, which include nonperforming loans and REO, totaled $39.6 million at June 30, 2012, compared to $46.0 million at December 31, 2011. The following table summarizes nonperforming assets at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012			December 31, 2011			Year-to-Date Change
	Covered Assets(1)	Noncovered Assets	Total	Covered Assets	Noncovered Assets	Total	Covered Assets	Noncovered Assets

Real estate construction	$272	$1,241	$1,513	$2,007	$1,547	$3,554	$(1,735)	$(306)
Commercial and multifamily real estate	6,118	10,196	16,314	7,306	7,601	14,907	(1,188)	2,595
One- to four-family residential	298	3,805	4,103	753	5,446	6,199	(455)	(1,641)
Other	250	1,079	1,329	374	1,100	1,474	(124)	(21)
Total nonperforming loans	6,938	16,321	23,259	10,440	15,694	26,134	(3,502)	627

REO and other repossessed assets	9,646	6,677	16,323	13,427	6,400	19,827	(3,781)	277
Total nonperforming assets	$16,584	$22,998	$39,582	$23,867	$22,094	$45,961	$(7,283)	$904

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

Certain loan modifications or restructurings are accounted TDRs.  In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. TDRs totaled $12.7 million and $9.1 million at June 30, 2012 and December 31, 2011, respectively. All TDRs are considered to be impaired loans, but may not necessarily be placed on nonaccrual status.

REO and other repossessed assets decreased $3.5 million to $16.3 million at June 30, 2012, compared to $19.8 million at December 31, 2011.  At June 30, 2012, REO was comprised primarily of $7.0 million of commercial real estate, $6.3 million of land development and construction projects and $3.0 million of one-to-four family residential properties.

FDIC Indemnification Receivable.  The decrease in the FDIC indemnification receivable during the six months ended June 30, 2012, was due to the receipt of payments on previous loss claims made to the FDIC and due to the net reduction in estimated future losses on covered assets, which caused an impairment charge of $5.0 million during the six months ended June 30, 2012. The impairment in the FDIC indemnification asset recognizes the decreased amount that the Company expects to collect from the FDIC under the terms of its loss sharing agreements due to lower expected losses on covered assets recognized in noninterest income.  At June 30, 2012, the FDIC indemnification receivable for estimated losses on covered assets in the LibertyBank Acquisition totaled $14.2 million, while the receivable for estimated losses on covered assets in the CFB Acquisition was $4.2 million.

Deposits.  Deposits decreased $38.3 million to $867.8 million during the six months ended June 30, 2012. Balances in certificates of deposit declined during the first half of the year by $43.6 million to $228.8 million while core deposits (defined as checking, savings and money market accounts) increased $5.3 million between December 31, 2011 and June 30, 2012.  Core deposits comprised 73.6% of total deposits at June 30, 2012 compared to 69.9% at December 31, 2011. The decrease in certificates of deposit was primarily attributable to the Bank’s marketing strategy to compete less aggressively on time deposit interest rates to allow higher costing certificates of deposit to decline, in particular those acquired as part of the Liberty Bank Acquisition. Our retail team attempts to retain maturing certificate of deposit relationships that include a core deposit account. We are reluctant, however, to compete for high-rate single account certificate of deposit customers due to our strong liquidity position at June 30, 2012, and consequently expect a continued managed reduction in these accounts.

The following table details the composition of the deposit portfolio and changes in deposit balances as of the balance sheet dates presented (dollars in thousands):

	June 30,	December 31,	Increase/(Decrease)
	2012	2011	Amount	Percent
Noninterest-bearing demand	$131,746	$127,553	$4,193	3.3%
Interest-bearing demand	247,836	249,215	(1,379)	(0.6)
Money market	178,175	178,377	(202)	(0.1)
Savings	81,175	78,492	2,683	3.4
Certificates of deposit	228,833	272,462	(43,629)	(16.0)
Total deposit accounts	$867,765	$906,099	$(38,334)	(4.2)%

Equity.  Stockholders’ equity decreased $2.1 million, or 1.1%, to $189.1 million at June 30, 2012, compared to $191.3 million at December 31, 2011.  The decrease in stockholders’ equity was primarily due the repurchase of 447,269 shares at a total cost of $4.1 million and dividends paid of $1.6 million.  These declines in net equity were partially offset by net income from operations of $1.3 million and an increase in the unrealized gain on our securities of $1.5 million.  All other equity items increased $824,000, net.

At June 30, 2012, the Company’s total risk-based capital ratio was 40.05%; Tier 1 capital to risk-weighted assets ratio was 38.78%; and Tier 1 capital to average asset ratio was 15.99%. The Bank’s total risk-based capital ratio was 33.23%; Tier 1 capital to risk-weighted assets ratio was 31.96%; and Tier 1 capital to average asset ratio was 13.45%.  The Bank was categorized as “Well-Capitalized” at June 30, 2012 under the regulations of the FDIC.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

Net income for the three months ended June 30, 2012, was $559,000, or $0.04 per diluted share, compared to a net loss of ($78,000), or ($0.01) per diluted share, for the same period last year.  Net interest margin decreased to 4.17% during the quarter ended June 30, 2012, from 4.92% in the linked quarter, but increased from 3.23% during the quarter ended June 30, 2011. The linked quarter decline was primarily due to a reduction in accretable income on purchased loans during the quarter ended June 30, 2012.  The increase over the year-ago quarter was also the result of the increase in accretable yield during the quarter ended June 30, 2012, on purchased loans. Similarly, the Company’s yield on earning assets decreased to 4.57% in the current quarter from 5.36% in the linked quarter, but was up from 3.92% during the quarter ended June 30, 2011, primarily due to the increase in accretable yield on purchased loans.

Net Interest Income.  Net interest income before the provision for loan losses increased $913,000, or 9.7%, to $10.3 million for the quarter ended June 30, 2012, compared to $9.4 million for the same quarter of the prior year. The increase was attributable to the incremental accretion income from loans purchased in the LibertyBank Acquisition, and specifically to income recorded on those loans above the contractual rate stated in the individual loan notes. The additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income.

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

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
	Increase/(Decrease) Due to
	Rate	Volume	Total

Interest-earning assets:
Loans receivable, net	$2,122	$(1,907)	$215
Loans held for sale	-	(6)	(6)
Interest-bearing deposits in other banks	10	(57)	(47)
Investment securities	(197)	(44)	(241)
Total net change in income on interest-earning assets	$1,935	$(2,014)	(79)

Interest-bearing liabilities:
Savings deposits	$(27)	$4	(23)
Interest-bearing demand deposits	(42)	2	(40)
Money market accounts	(50)	4	(46)
Certificates of deposit	206	(558)	(352)
Total deposits	87	(548)	(461)
FHLB advances and other borrowings	(32)	(499)	(531)
Total net change in expense on interest-bearing liabilities	$55	$(1,047)	(992)
Total increase in net interest income			$913

Interest Income.  Total interest income for the three months ended June 30, 2012, decreased $79,000, to $11.3 million, from $11.4 million for the three months ended June 30, 2011. The decrease during the quarter was primarily attributable to a lower yield earned on investment securities and a lower average balance of interest earning assets, and was partially offset by a higher yield earned on loans due the LibertyBank Acquisition. The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income (dollars in thousands):

	For the Three Months Ended June 30,				Increase/
	2012		2011		(Decrease) in
	Average Balance	Yield	Average Balance	Yield	Interest Income
Loans receivable, net of deferred fees	$443,699	8.14%	$528,902	6.67%	$215
Loans held for sale	--	--	551	4.57	(6)
Interest bearing deposits in other banks	102,785	0.28	182,376	0.26	(47)
Investment securities, available-for-sale	425,497	2.08	434,161	2.26	(241)
FHLB stock	17,717	--	17,717	--	--
Total interest-earning assets	$989,698	4.57%	$1,163,707	3.92%	$(79)

The average yield on loans increased due to accretion of discounts on purchased loans in the LibertyBank Acquisition.  Additionally, we did not realize any income on loans held for sale during the quarter ended June 30, 2012, as we ceased originating mortgage loans for sale in the secondary market earlier in 2012.  Applications for mortgage loans are now submitted to a third party loan originator. Total interest-earning assets declined 14.95% in the three months ended June 30, 2012 compared to the same period in 2011 due to managed declines in certificates of deposit, which served to reduce interest-bearing deposits in banks, and the decline in loans receivable was due to prepayments and charge-offs in excess of new loan production as a result of weakness in the economy.

Interest Expense.  Managed reduction in certificates of deposits combined with lower average interest-bearing core deposits resulted in a reduced cost of funds during the quarter ended June 30, 2012, compared to the same period in 2011.  Additionally, the Bank paid off all outstanding borrowings with the FHLB in September 2011, which reduced interest expense on borrowings during the quarter ended June 30, 2012 compared to the same period in 2011. The cost of funds on interest-bearing liabilities for the quarter ended June 30, 2012 was 0.54% compared to 0.83% for the quarter ended June 30, 2011. We anticipate continued declines in certificates of deposit balances in the next quarter as maturities of these accounts continue. The following table details average balances, cost of funds and the change in interest expense (dollars in thousands):

	For the Three Months Ended June 30,				Increase/
	2012		2011		(Decrease) in
	Average Balance	Yield	Average Balance	Yield	Interest Income
Savings deposits	$81,228	0.08%	$81,795	0.20%	$(23)
Interest-bearing demand deposits	243,635	0.18	240,103	0.25	(40)
Money market deposits	180,584	0.22	176,247	0.33	(46)
Certificates of deposit	239,706	1.28	412,951	1.08	(352)
FHLB advances and other borrowings	4,726	1.35	53,486	4.09	(531)
Total interest-bearing liabilities	$749,879	0.54%	$964,582	0.83%	$(992)

The decline in average certificates of deposits during the three months ended June 30, 2012 compared to the three months ended June 30, 2011, was due to maturities of certificates of deposit, primarily in the LibertyBank Acquisition deposit portfolio. Due to the significant amount of cash we received in the LibertyBank Acquisition, the current low interest rate environment, and weak loan demand from creditworthy borrowers, we reduced our rates on deposits during the fiscal year ended September 30, 2011, and have continued to reduce rates in fiscal year 2012, permitting certificates of deposit to decline. As noted earlier, we repaid all outstanding advances from the FHLB during the fiscal year ended September 30, 2011. At June 30, 2012, borrowings consisted of term retail repurchase agreements.

Provision for Loan Losses. A negative provision for loan losses of ($434,000) was recorded during the quarter ended June 30, 2012, compared to a negative provision of ($783,000) for the linked quarter ended March 31, 2012, and a provision of $2.8 million for the same year-ago period. The negative provisions related to covered loans purchased in the CFB Acquisition and were primarily due to recoveries realized during the respective quarters and lower loan balances in that portfolio. Net of amounts recorded in noninterest income as FDIC indemnification recovery, the impact of the negative provision for loan losses increased income before taxes by $23,000 during the quarter ended June 30, 2012. The “FDIC indemnification recovery” of ($411,000) reported in noninterest income represents the amount of reduction of losses expected to be recovered by the Bank from the FDIC due to this negative provision.

Loans purchased in the LibertyBank Acquisition were aggregated into pools. If an individual pool performs better than management’s original estimates, the Company may incur an increase in accretable yield in interest income, which is offset somewhat by impairment in the FDIC indemnification asset since loan losses are expected to be less than previously estimated. If the estimated cash flows in a loan pool are less than management previously estimated, an allowance for loan losses may be recorded through a provision, which is offset somewhat by the amount expected to be recovered from the FDIC under the loss sharing agreements. During the quarter ended June 30, 2012, the Bank reversed impairments on certain loan pools purchased in the LibertyBank Acquisition for which provisions for loan losses had been taken in prior periods. These impairment reversals are deducted from the allowance for loan losses as charge-offs, and represent previously set aside reserves which are depleted as loans payoff or are charged off. We did not recognize a provision for loan losses on certain pools of loans purchased in the LibertyBank Acquisition during the quarter ended June 30, 2012.

Stabilizing credit quality and an improving economy have reduced the likelihood of additional losses in the noncovered, originated loan portfolio at June 30, 2012. Therefore, we did not record a provision for noncovered, originated loans during the quarter ended June 30, 2012, compared to a provision of $200,000 in the same 2011 period.

The following table details the impact of the provision for loan losses and the FDIC indemnification recovery on income before taxes (in thousands):

	For the Three Months Ended June 30,
	2012	2011

Provision for loan losses on:
Noncovered originated loans	$--	$200
Covered loans – CFB Acquisition	(434)	2,000
Covered loans – LibertyBank Acquisition	--	611
Total gross provision for loan losses	(434)	2,811

Less: FDIC indemnification recovery reported in noninterest income:
Noncovered originated loans	--	--
Covered loans – CFB Acquisition	(411)	1,900
Covered loans – LibertyBank Acquisition	--	489
Total FDIC indemnification recovery	(411)	2,389

Net decrease (increase) to income before taxes:
Noncovered originated loans	--	200
Covered loans – CFB Acquisition	(23)	100
Covered loans – LibertyBank Acquisition	--	122
Net decrease (increase) in income before income taxes	$(23)	$422

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

Noninterest Income. The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2012	2011	Amount	Percent

Service charges and fees	$2,274	$2,446	$(172)	(7.0)%
Gain on sale of loans	--	120	(120)	(100.0)
Gain on sale of securities AFS	603	--	603	n/a
Gain (loss) on sale of fixed assets and repossessed assets	152	196	(44)	22.4
FDIC indemnification (recovery)	(411)	2,389	(2,800)	(117.2)
Accretion (impairment) of FDIC indemnification asset	(1,705)	355	(2,060)	(580.3)
Other	223	201	22	10.9
Total noninterest income	$1,136	$5,707	$(4,571)	(80.1)%

The following table presents noninterest income excluding the impact of FDIC indemnification items on all covered loans (in thousands):

	Three Months Ended June 30,
	2012	2011

Total noninterest income, as reported	$1,136	$5,707
Less: FDIC indemnification recovery (provision)	(411)	2,389
Accretion (impairment) of FDIC indemnification asset	(1,705)	355
Total noninterest income, excluding FDIC indemnification items	$3,252	$2,963

As noted earlier, the FDIC indemnification recovery (provision) represents the recovery of amounts expected from the FDIC under loss sharing agreements due to incremental provisions for loan losses in the current period or the impairment (reduction) in the expected amounts to be recovered from the FDIC due to a negative provision in the current period. Accretion (impairment) of the FDIC indemnification asset generally relates to the reduction in the amounts estimated to be received from the FDIC on pooled loans as a result of increases in cash flows.

Service charges and fee income decreased $172,000 to $2.3 million for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011. Compared to the year-ago quarter, overdraft fees were $301,000 lower in the quarter ended June 30, 2012.  The continued decline in overdraft fees was due to fewer “free checking” accounts and regulatory changes that were first implemented in July 2010.  Subsequent guidance from bank regulatory agencies and the Company’s risk management practices have caused further reductions in overdraft fees as fewer clients qualify for participation in the Bank’s extended overdraft program.

Noninterest income includes pre-tax gains on sales of securities of $603,000 during the quarter ended June 30, 2012, compared to none for the quarter ended June 30, 2011. These gains were realized on U.S. Treasury securities. The gain on sale of REO was $116,000 during the quarter ended June 30, 2012, compared to a gain on sale of REO of $152,000 during the same period a year earlier.

Noninterest Expense. Noninterest expense for the quarter ended June 30, 2012, decreased $1.3 million or 10.6% to $11.1 million compared to $12.4 million for the quarter ended June 30, 2011, due to a significant reduction in personnel and integration costs as a result of the consolidation of operating systems of the acquired operations of LibertyBank and Community First Bank that was completed by the end of the first half of fiscal year 2011.

The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2012	2011	Amount	Percent

Compensation and benefits	$6,175	$6,780	$(605)	(8.9)%
Occupancy and equipment	1,514	1,518	(4)	(0.3)
Data processing	942	1,152	(210)	(18.2)
Advertising	223	173	50	28.9
Postage and supplies	247	298	(51)	(17.1)
Professional services	630	863	(233)	(27.0)
Insurance and taxes	561	716	(155)	(21.6)
Amortization of intangibles	144	176	(32)	(18.2)
Provision for REO	291	296	(5)	(1.7)
Other	379	451	(72)	(16.0)
Total noninterest expense	$11,106	$12,423	$(1,317)	(10.6)%

Compensation and benefits expense decreased $605,000 during the quarter ended June 30, 2012, compared to the year ago quarter due to branch closings and the consolidation of operations that occurred during calendar year 2011. On September 30, 2011, we merged our employee stock ownership (“ESOP”) and 401(k) plans into a single plan (“KSOP”) and refinanced the loans associated with the ESOP, which lowered the annual allocation of ESOP shares, compared to previous years. Compensation expense related to the KSOP was $186,000 during the quarter ended June 30, 2012, compared to $400,000 in the year-ago quarter for ESOP and 401(k) plan expenses. Expense related to the ESOP is recorded based on the fair value of the Company’s share price and, therefore, is subject to fluctuation in future periods. Data processing expenses were lower the three months ended June 30, 2012 compared to the same period in 2011 due to the integration of the LibertyBank core application system that was completed in March 2011, but secondary support applications continued to run online after the conversion for contingency planning purposes in the second quarter of 2011. Professional services were lower in the three months ended June 30, 2012 compared to same period in 2011 as a number of information technology projects were in process in 2011 that have now been completed.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

Net income for the six months ended June 30, 2012, was $1.3 million, or $0.09 per diluted share, compared to a net loss of $1.3 million, or $0.08 per diluted share, for the same period last year. Net interest margin increased substantially to 4.54% during the six months ended June 30, 2012, compared to 3.02% during the same period a year earlier. The increase over the year-ago six months was primarily the result of the increase in accretable yield during the six months ended June 30, 2012, on purchased loans in addition to a reduction in the Company’s cost of funds in 2012. The Company’s yield on earning assets increased to 4.97% in the current six month period from 3.73% during the six months ended June 30, 2011, primarily due to the increase in accretable yield on purchased loans.

Net Interest Income. Net interest income before the provision for loan losses increased $4.7 million, or 26.5%, to $22.7 million for the six months ended June 30, 2012, compared to $17.9 million for the same six months of the prior year. The increase was attributable to the incremental accretion income from loans purchased in the LibertyBank Acquisition as a result of an increase in estimated future cash flows, and specifically to income recorded on those loans above the contractual rate stated in the individual loan notes. The additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income.

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

	Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
	Increase/(Decrease) Due to
	Rate	Volume	Total

Interest-earning assets:
Loans receivable, net	$4,384	$(1,336)	$3,048
Loans held for sale	--	(17)	(17)
Interest-bearing deposits in other banks	(17)	(94)	(111)
Investment securities	(128)	(165)	(293)
Total net change in income on interest-earning assets	$4,239	$(1,612)	2,627

Interest-bearing liabilities:
Savings deposits	$(41)	$--	(41)
Interest-bearing demand deposits	(135)	1	(134)
Money market accounts	(111)	1	(110)
Certificates of deposit	219	(985)	(766)
Total deposits	(68)	(983)	(1,051)
FHLB advances and other borrowings	(563)	(505)	(1,068)
Total net change in expense on interest-bearing liabilities	$(631)	$(1,488)	(2,119)
Total increase in net interest income			$4,746

Interest Income.  Total interest income for the six months ended June 30, 2012, increased $2.6 million, to $24.8 million, from $22.2 million for the six months ended June 30, 2011. The increase during the first half of 2012 was primarily attributable to an increase in the yield earned on loans due the LibertyBank Acquisition, partially offset by a significant decrease in average earning asset balances.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income (dollars in thousands):

	For the Six Months Ended June 30,				Increase/
	2012		2011		(Decrease) in
	Average Balance	Yield	Average Balance	Yield	Interest Income

Loans receivable, net of deferred fees	$449,289	9.01%	$550,408	6.25%	$3,048
Loans held for sale	--	--	766	4.32	(17)
Interest bearing deposits in other banks	113,560	0.25	186,923	0.27	(111)
Investment securities, available-for-sale	417,311	2.11	432,837	2.17	(293)
FHLB stock	17,717	--	17,717	--	--
Total interest-earning assets	$997,877	4.97%	$1,188,651	3.73%	$2,627

The average yield on loans increased due to accretion of discounts on purchased loans in the LibertyBank Acquisition.  There was no income on loans held for sale during the quarter ended June 30, 2012, as we ceased originating mortgage loans for sale in the secondary market in December 2011.  Applications for mortgage loans are now submitted to a third party loan originator.

Interest Expense.  Managed reduction in certificates of deposits combined with lower average interest-bearing core deposits resulted in a reduced cost of funds during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Additionally, the Bank paid off all outstanding borrowings with the FHLB in September 2011, which reduced interest expense on borrowings during the six months ended June 30, 2012, compared to the same period in 2011.  The cost of funds on interest-bearing liabilities for the six months ended June 30, 2012 was 0.56% compared to 0.86% for the six months ended June 30, 2011. The following table details average balances, cost of funds and the change in interest expense (dollars in thousands):

	For the Six Months Ended June 30,
	2012		2011		Decrease in
	Average Balance	Rate	Average Balance	Rate	Interest Expense

Savings deposits	$80,752	0.09%	$79,588	0.20%	$(41)
Interest-bearing demand deposits	245,697	0.19	237,714	0.31	(134)
Money market deposits	180,435	0.24	174,699	0.38	(110)
Certificates of deposit	251,240	1.28	438,864	1.08	(766)
FHLB advances and other borrowings	4,755	1.56	55,382	3.99	(1,068)
Total interest-bearing liabilities	$762,879	0.56%	$986,247	0.86%	$(2,119)

The decline in average certificates of deposits during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to maturities of certificates of deposit, primarily in the LibertyBank Acquisition deposit portfolio.  Due to the significant amount of cash we received in the LibertyBank Acquisition, the current low interest rate environment, and weak loan demand from creditworthy borrowers, we reduced our rates on deposits during the fiscal year ended September 30, 2011 and continuing into the period ended June 30, 2012, permitting certificates of deposit to decline.  As noted earlier, we repaid all outstanding advances from the FHLB during the fiscal year ended September 30, 2011.  At June 30, 2012, borrowings consisted of term retail repurchase agreements.

Provision for Loan Losses. A negative provision for loan losses of ($1.2 million) was recorded during the six months ended June 30, 2012, compared to a provision of $5.8 million for the same year-ago period.  The negative provision related to covered loans purchased in the CFB Acquisition was primarily due to some large recoveries realized during the first six months of the year, which necessitated a negative provision of ($1.6 million).  However, a provision for loan losses on certain pools of loans purchased in the LibertyBank Acquisition totaled $335,000 during the six months ended June 30, 2012. Net of amounts recorded in noninterest income as FDIC indemnification recovery, the impact of the provision for loan losses increased income before taxes by $13,000 during the six months ended June 30, 2012. The FDIC indemnification provision of $1.2 million reported in noninterest income represents the net reduction of losses expected to be recovered by the Bank from the FDIC due to the provision for loan losses.

The following table details the impact of the provision for loan losses and the FDIC indemnification recovery on income before taxes for the six months ended June 30, 2012 and 2011 (in thousands):

	For the Six Months Ended June 30,
	2012	2011

Provision for loan losses on:
Noncovered originated loans	$--	$200
Covered loans – CFB Acquisition	(1,552)	5,000
Covered loans – LibertyBank Acquisition	335	611
Total gross provision for loan losses	(1,217)	5,811

Less: FDIC indemnification recovery reported in noninterest income:
Noncovered originated loans	--	--
Covered loans – CFB Acquisition	(1,474)	4,750
Covered loans – LibertyBank Acquisition	244	489

Total FDIC indemnification recovery (provision)	(1,230)	5,239

Net decrease (increase) to income before taxes:
Noncovered originated loans	--	200
Covered loans – CFB Acquisition	(78)	250
Covered loans – LibertyBank Acquisition	91	122
Net decrease in income before income taxes	$13	$572

Noninterest Income.  Noninterest income for the six months ended June 30, 2012, was $29,000, compared to $11.8 million during the same period in the previous year.  The significantly reduced amount in the current year was primarily due to the impairment of the FDIC indemnification asset, and the impact of the indemnification recovery related to the negative provision for loan losses which totaled $5.0 million and $1.2 million, respectively, during the first six months of 2012. The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	Amount	Percent

Service charges and fees	$4,381	$4,678	$(297)	(6.3)%
Gain on sale of loans	1	307	(306)	(99.7)
Gain on sale of securities AFS	1,138	--	1,138	n/a
Gain on sale of fixed assets and repossessed assets	372	144	228	158.3
FDIC indemnification (recovery)	(1,230)	5,239	(6,469)	(123.5)
Accretion (impairment) of FDIC indemnification asset	(5,048)	1,004	(6,052)	(602.8)
Other	415	429	(14)	(3.3)
Total noninterest income	$29	$11,801	$(11,772)	(99.8)%

The following table presents noninterest income excluding the impact of FDIC indemnification items on all covered loans (in thousands):

	Six Months Ended June 30,
	2012	2011

Total noninterest income, as reported	$29	$11,801
Less: FDIC indemnification recovery	(1,230)	5,239
Accretion (impairment) of FDIC indemnification asset	(5,048)	1,004
Total noninterest income, excluding FDIC indemnification items	$6,307	$5,558

Service charges and fee income decreased $297,000 to $4.4 million for the six months ended June 30, 2012, compared to $4.7 million in the same period a year ago. Compared to the year-ago six month period, overdraft fees were $566,000 lower in the six months ended June 30, 2012 due to fewer “free checking” accounts and regulatory changes that were first implemented in July 2010.  Subsequent guidance from bank regulatory agencies and the Company’s risk management practices have caused further reductions in overdraft fees as fewer clients qualify for participation in the Bank’s extended overdraft program.

Noninterest income includes pre-tax gains on sales of securities of $1.1 million during the six months ended June 30, 2012, compared to none for the six months ended June 30, 2011. These gains were realized on U.S. Treasury securities that were purchased during the first half of 2012 and the sales were executed as a result of the strong rally in the bond market in 2012. The gain on sale of fixed assets and REO was $372,000 and $144,000 during the six months ended June 30, 2012 and 2011, respectively.

Noninterest Expense. Noninterest expense for the six months ended June 30, 2012, decreased $4.1 million or 15.6% to $22.1 million compared to $26.2 million for the six months ended June 30, 2011, due to a significant reduction in personnel and integration costs as a result of the consolidation of operating systems of the acquired operations of LibertyBank and Community First Bank that was completed during the later part of the first half of fiscal year 2011.

The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Six Months Ended June 30,		Decrease
	2012	2011	Amount	Percent

Compensation and benefits	$12,312	$13,961	$(1,649)	(11.8)%
Occupancy and equipment	3,077	3,395	(318)	(9.4)
Data processing	1,947	2,102	(155)	(7.4)
Advertising	377	435	(58)	(13.3)
Postage and supplies	553	647	(94)	(14.5)
Professional services	1,269	1,899	(630)	(33.2)
Insurance and taxes	1,082	1,742	(660)	(37.9)
Amortization of intangibles	296	362	(66)	(18.2)
Provision for REO	398	653	(255)	(39.1)
Other	755	950	(195)	(20.5)
Total noninterest expense	$22,066	$26,146	$(4,080)	(15.6)%

Compensation and benefits expense decreased $1.6 million during the six months ended June 30, 2012, compared to the same year ago period due to branch closings and the consolidation of operations that occurred during calendar year 2011.  Compensation expense related to the KSOP was $389,000 during the six months ended June 30, 2012, compared to $824,000 in the year ago period for ESOP and 401(k) expense. The reduced expense in 2012 was a result of the merger of the ESOP and the 401(k) plan.

Occupancy and equipment expense was lower in 2012 due to branch closures that occurred in late 2011. Professional services declined in 2012 compared to 2011 as a result of a number of information technology integration projects that were in process in the first half of 2011 that have since been completed. Insurance and taxes declined in 2012 due to a change in the assessment base for deposit insurance premiums. FDIC insurance premium assessments totaled $486,000 during the first half of 2012 compared to $719,000 in 2011. Property taxes were also lower in 2012 due to lower REO balances and fewer branches in 2012, as well as the timing of accruals for property taxes.

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

The primary sources of funds are customer deposits, loan repayments, sales and maturities of investments and, to a lesser extent, FHLB borrowings. These sources of funds are used to make loans, purchase investments and fund continuing operations. While maturities and the scheduled amortization of loans are generally predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition. The Company’s liquidity ratio (defined as the sum of cash and cash equivalents and investments available-for-sale divided by total assets) was 49.0% at June 30, 2012, compared to 48.7% at December 31, 2011. This high level of liquidity is primarily attributable to the LibertyBank Acquisition, as the Company received $313.9 million from the FDIC in connection with this acquisition and assumed $59.2 million of cash held by LibertyBank on the acquisition date. Funds obtained from the acquisition of LibertyBank in the fourth quarter of the fiscal year ended September 30, 2010 have been invested primarily in securities since the acquisition date.  We will continue to invest excess cash in medium-term securities, but will also conserve some cash in order to meet the demand of maturing certificates of deposit, prepare for the potential of rising interest rates, and to provide flexibility for potential acquisitions or repurchases of common stock.

At June 30, 2012, certificates of deposit totaled $228.8 million, or 26.4% of total deposits, including $117.1 million that are scheduled to mature within the next twelve months from June 30, 2012. We believe our current liquidity position and anticipated operating results are sufficient to fund known, existing commitments and activity levels.

At June 30, 2012, the Bank maintained a borrowing facility with the FHLB of Seattle equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At June 30, 2012, the Bank was in compliance with the collateral requirements and $100.0 million of the line of credit was available. Despite the fact no borrowings were outstanding June 30, 2012, the Bank from time to time can be highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet our growth plans or to meet short and long-term liquidity demands.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of June 30, 2012 (in thousands):

Contract or Notional Amount

Commitments to extend credit:
Fixed rate	$10,669
Adjustable rate	4,113
Undisbursed balance of loans closed	8,824
Unused lines of credit	63,990
Commercial letters of credit	1,182

Total	$88,778

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Company’s consolidated capital ratios at June 30, 2012, were as follows: Tier 1 capital 15.99%; Tier 1 (core) risk-based capital 38.78%; and total risk-based capital 40.05%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. The Bank’s regulatory capital ratios at June 30, 2012, were as follows: Tier 1 capital 13.45%; Tier 1 (core) risk-based capital 31.96%; and total risk-based capital 33.23%. As of June 30, 2012, the Bank exceeded all regulatory capital requirements and had a consolidated tangible capital ratio of 14.42%.

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

At June 30, 2012, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2011 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing, ongoing operational changes and the integration of the application systems of acquired businesses. These controls also relate to the accounting and reporting for acquired loans, which is highly subjective and requires significant estimation of future events. The Company also continued to implement control enhancements to remediate findings and deficiencies identified by its internal auditor and independent registered public accounting firm.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s 2011 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information about repurchases of common stock made by the Company during the quarter ended June 30, 2012:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1 – April 30, 2012	--	$--	--	504,269
May 1 – May 31, 2012	369,757	9.16	369,757	816,032
June 1 – June 30, 2012	71,912	9.25	71,912	744,120

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements. (11)

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

Home Federal Bancorp, Inc.

Date: August 8, 2012	/s/ Len E. Williams
Len E. Williams President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2012	/s/ Eric S. Nadeau
Eric S. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements. *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.