Form 10-Q/A
period 2012-06-30
Home Federal Bancorp, Inc.
filed 2012-09-07
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____	to ____

Commission File Number: 001-33795

HOME FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	68-0666697
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

500 12th Avenue South, Nampa, Idaho	83651
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(208) 466-4634

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended June 30, 2012, initially filed with the Securities and Exchange Commission (“SEC”) on August 8, 2012 (“Original Form 10-Q”), is being filed to amend Item 6 of Part II to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 401(a)(2) of Regulation S-T.  Exhibit 101 to this Form 10-Q/A includes the following information formatted in XBRL: (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

No other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the filing date of the Original Form 10-Q or modify or update any other disclosures made in the Original Form 10-Q.

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

10.9	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (3)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with Len E. Williams (4)
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with Eric S. Nadeau (4)
10.12	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with R. Shane Correa (6)
10.13	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (7)
10.14	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (7)
10.15	Director Retirement Plan entered into by Home Federal Bank with each of its Independent Directors (8)
10.16	Transition Agreement with Daniel L. Stevens (9)
10.17	2008 Equity Incentive Plan (10)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(11)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(11)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(11)
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.*(12)

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2009
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2010
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form 8-K dated April 2, 2012
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2011
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)
(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 8, 2012
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

Home Federal Bancorp, Inc.

Date: September 7, 2012	/s/Len E. Williams
Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2012	/s/Eric S. Nadeau
Eric S. Nadeau
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)