Form 10-Q
period 2012-09-30
Home Federal Bancorp, Inc.
filed 2012-11-08
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  ________ to  ________

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 14,536,829 shares outstanding as of November 2, 2012.

HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51

ITEM 4. CONTROLS AND PROCEDURES	52

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	53

ITEM 1A. RISK FACTORS	53

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	53

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	53

ITEM 4. MINE SAFETY DISCLOSURES	53

ITEM 5. OTHER INFORMATION	53

ITEM 6. EXHIBITS	54

Item 1.  Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$86,234	$144,293
Investments available-for-sale, at fair value	444,449	399,877
Loans and leases receivable, net of allowance for loan and lease losses of $12,588 and $14,171	420,232	449,908
Accrued interest receivable	3,062	2,857
Federal Deposit Insurance Corporation (“FDIC”) indemnification receivable, net	14,024	23,676
Bank owned life insurance	15,815	15,450
Real estate owned and other repossessed assets (“REO”)	14,185	19,827
Federal Home Loan Bank (“FHLB”) stock, at cost	17,559	17,717
Property and equipment, net	29,672	31,522
Core deposit intangible	2,653	3,086
Other assets	12,302	8,221
TOTAL ASSETS	$1,060,187	$1,116,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$141,381	$127,553
Interest-bearing demand	245,901	249,215
Money market	174,008	178,377
Savings	80,050	78,492
Certificates	217,042	272,462
Total deposit accounts	858,382	906,099

Advances by borrowers for taxes and insurance	1,321	358
Accrued interest payable	173	219
Repurchase agreements	4,758	4,913
Deferred compensation	6,057	5,871
Other liabilities	5,854	7,704
Total liabilities	876,545	925,164

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized; issued and outstanding: none	--	--
Common stock, $.01 par value; 90,000,000 authorized; issued and outstanding:	145	157
Sep. 30, 2012 - 17,512,197 issued; 14,536,029 outstanding
Dec. 31, 2011 - 17,512,197 issued; 15,664,706 outstanding
Additional paid-in capital	132,523	143,280
Retained earnings	48,547	49,443
Unearned shares issued to employee stock ownership plan	(7,013)	(7,581)
Accumulated other comprehensive income	9,440	5,971
Total stockholders’ equity	183,642	191,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,060,187	$1,116,434

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans and leases	$10,150	$15,416	$30,400	$32,635
Investments	2,249	2,116	6,662	6,822
Other interest	38	115	179	367
Total interest income	12,437	17,647	37,241	39,824

Interest expense:
Deposits	891	1,381	2,984	4,525
FHLB advances and other borrowings	17	508	54	1,613
Total interest expense	908	1,889	3,038	6,138
Net interest income	11,529	15,758	34,203	33,686
Provision for loan losses	105	2,585	(1,112)	8,396
Net interest income after provision for loan losses	11,424	13,173	35,315	25,290

Noninterest income:
Service charges and fees	2,110	2,685	6,491	7,363
Gain on sale of loans	--	194	1	501
Gain on sale of investments	79	607	1,217	607
Gain on sale of fixed assets and REO	182	61	554	205
FDIC indemnification recovery (provision)	50	2,078	(1,180)	7,317
Impairment of FDIC indemnification asset	(2,994)	(6,915)	(8,042)	(5,911)
Prepayment penalty on borrowings	--	(2,007)	--	(2,007)
Other	222	238	637	667
Total noninterest income	(351)	(3,059)	(322)	8,742

Noninterest expense:
Compensation and benefits	5,717	7,081	18,029	21,042
Occupancy and equipment	1,466	1,656	4,543	5,051
Data processing	920	964	2,867	3,066
Advertising	219	474	596	909
Postage and supplies	210	351	763	998
Professional services	678	587	1,947	2,486
Insurance and taxes	503	502	1,585	2,244
Amortization of intangibles	137	168	433	530
Provision for REO	56	86	454	739
Other	580	1,675	1,335	2,626
Total noninterest expense	10,486	13,544	32,552	39,691

Income (loss) before income taxes	587	(3,430)	2,441	(5,659)
Income tax provision (benefit)	265	(1,413)	858	(2,361)
Net income (loss)	$322	$(2,017)	$1,583	$(3,298)

Earnings (loss) per common share:
Basic	$0.02	$(0.13)	$0.11	$(0.21)
Diluted	0.02	(0.13)	0.11	(0.21)

Weighted average number of shares outstanding:
Basic	14,109,468	15,199,958	14,505,210	15,425,397
Diluted	14,117,621	15,199,958	14,505,210	15,425,397

Dividends declared per share:	$0.06	$0.055	$0.17	$0.165

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$322	$(2,017)	$1,583	$(3,298)

Other comprehensive income:
Change in unrealized holding gain on investments available-for-sale, net of taxes of $1,282, $1,085, $2,687, and $2,992, respectively	2,009	1,701	4,212	4,690
Adjustment for realized gains on sales of investments, net of taxes of ($31), ($236), ($474) and ($236), respectively	(48)	(371)	(743)	(371)
Other comprehensive income	1,961	1,330	3,469	4,319
Comprehensive income (loss)	$2,283	$(687)	$5,052	$1,021

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)

			Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to ESOP	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount

Balance at January 1, 2012	15,664,706	$ 157	$143,280	$49,443	$(7,581)	$ 5,971	$191,270

Restricted stock issued, net of forfeitures and redemption for taxes	39,836		(38)				(38)
ESOP shares committed to be released			24		568		592
Share-based compensation			758				758
Stock repurchase	(1,168,513)	(12)	(11,452)				(11,464)
Dividends paid ($0.17 per share)				(2,479)			(2,479)
Tax adjustment from equity compensation plans			(49)				(49)

Net income				1,583			1,583
Other comprehensive income						3,469	3,469

Balance at September 30, 2012	14,536,029	$ 145	$132,523	$48,547	$(7,013)	$ 9,440	$183,642

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,583	$(3,298)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,292	1,840
Amortization of core deposit intangible	433	530
Impairment of FDIC indemnification receivable	8,042	5,911
Net amortization of premiums and discounts on investments	4,311	4,381
Gain on sale of loans, net	(1)	(501)
Gain on sale of investments available-for-sale, net	(1,217)	(607)
Gain on sale of fixed assets and repossessed assets, net	(554)	(205)
ESOP shares committed to be released	592	896
Share based compensation expense	758	659
Provision for loan losses	(1,112)	8,396
Valuation provision on real estate and other property owned	454	739
Accrued deferred compensation expense, net	186	141
Net deferred loan fees	203	287
Deferred income tax provision	(4,495)	(7,400)
Proceeds from sale of loans held for sale	1	17,733
Originations of loans held for sale	--	(16,058)
Net increase in cash surrender value of bank owned life insurance	(365)	(307)
Change in assets and liabilities:
Interest receivable	(205)	105
Other assets	(2,315)	1,057
Interest payable	(46)	(329)
Other liabilities	(1,938)	1,919
Net cash provided from operating activities	6,607	15,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments, maturities and calls of investments available-for-sale	77,602	88,642
Proceeds from sales of investments available-for-sale	62,849	28,172
Purchase of investments available-for-sale	(182,435)	(68,279)
Proceeds from sale of FHLB stock	158	--
Reimbursement of loan losses under loss share agreement	2,932	35,009
Net decrease in loans	28,493	78,962
Purchase of loans	(7,711)	--
Proceeds from sales of fixed assets and repossessed assets	14,980	17,921
Purchases of property and equipment	(682)	(7,422)
Net cash provided from (used by) investing activities	(3,814)	173,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(47,717)	(146,103)
Net increase in advances by borrowers for taxes and insurance	963	794
Repayment of FHLB borrowings	--	(52,248)
Net decrease in securities sold under obligation to repurchase	(155)	(3,228)
Proceeds from exercise of stock options	--	356
Repurchases of common stock	(11,464)	(7,420)
Dividends paid	(2,479)	(2,557)
Net cash used by financing activities	(60,852)	(210,406)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,059)	(21,512)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144,293	212,246
CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,234	$190,734

(Continued)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$3,084	$6,467
Taxes	7,489	208

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate owned and other assets in settlement of loans	$9,851	$16,547
Fair value adjustment to investments available-for-sale, net of taxes	3,469	4,318

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

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company’s management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for future periods.

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

Note 2 - Recent Accounting Pronouncements

In October 2011, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  ASU 2012-06 addresses the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset.  This update is effective for fiscal years and interim periods beginning on or after December 15, 2012.  Early adoption is permitted, and adoption should be applied prospectively to indemnification assets existing as of the date of adoption.  This update is not expected to have a significant impact on the Company’s Consolidated Financial Statements at the date of adoption.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12.  ASU 2011-12 did not have a significant impact on the Company’s Consolidated Financial Statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively beginning in the period of adoption.  The amendments change the wording used to describe requirements for measuring fair value under U.S. GAAP to be more consistent with IFRSs.  The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements, however, the additional disclosures are included in this Form 10-Q.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$322	$(2,017)	$1,583	$(3,298)
Allocated to participating securities	(3)	16	(14)	28
Net income (loss) allocated to common shareholders	$319	$(2,001)	$1,569	$(3,270)

Weighted average common shares outstanding, gross	14,964,693	16,124,943	15,377,013	16,383,706
Less: Average unearned ESOP shares	(729,749)	(795,718)	(749,210)	(823,471)
Less: Average participating securities	(125,476)	(129,267)	(122,593)	(134,838)
Weighted average common shares outstanding, net	14,109,468	15,199,958	14,505,210	15,425,397
Net effect of dilutive stock options	8,153	--	--	--
Weighted average shares and common stock equivalents	14,117,621	15,199,958	14,505,210	15,425,397

Income (loss) per common share:
Basic	$0.02	$(0.13)	$0.11	$(0.21)
Diluted	0.02	(0.13)	0.11	(0.21)

Options excluded from the calculation due to their anti-dilutive effect on EPS	968,092	904,853	968,092	904,853

Note 4 - Investments

Investments available-for-sale consisted of the following at the dates indicated (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

September 30, 2012
Obligations of U.S. Government-sponsored enterprises (“GSE”)	$57,801	$1,388	$--	$59,189	13.3%
U. S. Treasury bonds	9,410	425	--	9,835	2.2
Obligations of states and political subdivisions	40,670	2,038	(88)	42,620	9.6
Mortgage-backed securities, GSE-issued	320,795	11,827	(124)	332,498	74.8
Mortgage-backed securities, private label	310	--	(3)	307	0.1
Total	$428,986	$15,678	$(215)	$444,449	100.0%

December 31, 2011
Obligations of U.S. GSE	$65,345	$650	$(11)	$65,984	16.5%
Obligations of states and political subdivisions	20,850	992	(33)	21,809	5.4
Corporate note, FDIC-guaranteed	1,005	2	--	1,007	0.3
Mortgage-backed securities, GSE-issued	302,539	8,480	(253)	310,766	77.7
Mortgage-backed securities, private label	357	--	(46)	311	0.1
Total	$390,096	$10,124	$(343)	$399,877	100.0%

For the quarter ended September 30, 2012, proceeds from sales of investments available-for-sale amounted to $6.8 million.  Gross realized gains on these sales totaled $79,000, partially offset by a tax provision of $31,000.  There were no gross realized losses during the period.  For the nine months ended September 30, 2012, proceeds from sales of investments available-for-sale were $62.8 million.  Gross realized gains on these sales totaled $1.2 million, partially offset by a tax provision of $474,000.  There were no gross realized losses during the period.  We did not sell any investments during the three months ended March 31, 2011 or June 30, 2011; however, during the three months ended September 30, 2011, we sold $28.2 million of investments for a gross gain of $607,000.  There were no gross realized losses during that period.

The fair value of impaired investments, the amount of unrealized losses and the length of time these unrealized losses existed for the periods indicated were as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2012
Obligations of states and political subdivisions	$7,338	$(88)	$--	$--	$7,338	$(88)
Mortgage-backed securities, GSE-issued	10,442	(124)	19	--	10,461	(124)
Mortgage-backed securities, private label	--	--	307	(3)	307	(3)
Total	$17,780	$(212)	$326	$(3)	$18,106	$(215)

December 31, 2011
Obligations of U.S. GSE	$1,739	$(11)	$--	$--	$1,739	$(11)
Obligations of states and political subdivisions	2,802	(33)	--	--	2,802	(33)
Mortgage-backed securities, GSE-issued	38,732	(245)	4,010	(8)	42,742	(253)
Mortgage-backed securities, private label	--	--	311	(46)	311	(46)
Total	$43,273	$(289)	$4,321	$(54)	$47,594	$(343)

Management has evaluated these investments and has determined that the decline in fair value is not other than temporary. These investments have contractual maturity dates and management believes it is probable that principal and interest balances on these investments will be collected based on the performance, underwriting, credit support and vintage of the loans underlying the investments. However, continued deteriorating economic conditions may result in degradation in the performance of the loans underlying these investments in the future. The Company has the ability and intent to hold these investments for a reasonable period of time for a forecasted recovery of the amortized cost. The Company does not intend to sell these investments and it is not likely that the Company would be required to sell investments in an unrealized loss position before recovery of its cost basis.

The contractual maturities of investments available-for-sale at the dates indicated are shown below (in thousands). Expected maturities may differ from the contractual maturities of such investments because borrowers have the right to prepay obligations without prepayment penalties.

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$14,168	$14,206	$13,418	$13,455
Due after one year through five years	12,283	12,418	23,982	24,175
Due after five years through ten years	21,417	22,605	12,457	13,046
Due after ten years	60,013	62,415	37,343	38,124
Mortgage-backed securities	321,105	332,805	302,896	311,077
Total	$428,986	$444,449	$390,096	$399,877

As of September 30, 2012 and December 31, 2011, the Bank pledged investments for the following obligations (in thousands):

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

FHLB borrowing line of credit	$25,985	$28,332	$33,782	$36,460
Federal Reserve Bank	1,305	1,380	1,787	1,874
Repurchase agreements	5,307	5,633	7,458	7,858
Deposits of municipalities and public units	11,364	12,239	15,499	16,513
Total	$43,961	$47,584	$58,526	$62,705

Note 5 - Loans Receivable and Allowance for Loan Losses

Loans receivable at the dates indicated are summarized by collateral type as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percent of Gross	Amount	Percent of Gross

Real estate:
One-to-four family residential	$95,070	22.0%	$115,403	24.8%
Multifamily residential	35,449	8.2	21,036	4.5
Commercial real estate	184,464	42.6	206,215	44.4
Total real estate	314,983	72.8	342,654	73.7

Real estate construction:
One-to-four family residential	13,627	3.1	9,355	2.0
Multifamily residential	98	--	--	--
Commercial and land development	25,914	6.0	16,928	3.6
Total real estate construction	39,639	9.1	26,283	5.6

Consumer:
Home equity	43,220	10.0	47,192	10.2
Automobile	940	0.2	946	0.2
Other consumer	3,797	0.9	4,580	1.0
Total consumer	47,957	11.1	52,718	11.4

Commercial business	29,356	6.8	40,953	8.8
Leases	771	0.2	2,159	0.5
Gross loans	432,706	100.0%	464,767	100.0%
Deferred loan costs (fees), net	114		(688)
Allowance for loan losses	(12,588)		(14,171)
Loans receivable, net	$420,232		$449,908

The following tables present loans at their recorded investment; therefore, the balances in the tables below may differ from the loan portfolio table above. Recorded investment includes the unpaid principal balance or the carrying amount of loans plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was $1.2 million and $1.3 million as of September 30, 2012 and December 31, 2011, respectively.

Delinquent and nonaccrual loans. The following tables present the recorded investment in nonperforming loans and an aging of performing loans by class as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans

Noncovered loans
Real estate:
One-to-four family residential	$3,671	$--	$3,671	$3	$110	$81,290	$85,074
Multifamily residential	839	--	839	--	--	30,837	31,676
Commercial real estate	7,859	--	7,859	309	--	125,308	133,476
Total real estate	12,369	--	12,369	312	110	237,435	250,226

Real estate construction:
One-to-four family residential	613	--	613	--	--	13,014	13,627
Multifamily residential	--	--	--	--	--	98	98
Commercial real estate	253	--	253	--	--	19,170	19,423
Total real estate construction	866	--	866	--	--	32,282	33,148

Consumer:
Home equity	693	--	693	27	--	31,845	32,565
Automobile	--	--	--	--	--	709	709
Other consumer	149	--	149	1	3	2,879	3,032
Total consumer	842	--	842	28	3	35,433	36,306

Commercial business	370	--	370	3	--	14,569	14,942
Leases	--	--	--	--	--	175	175
Total noncovered loans	14,447	--	14,447	343	113	319,894	334,797

Covered loans
Real estate:
One-to-four family residential	348	--	348	--	--	9,726	10,074
Multifamily residential	--	--	--	--	--	3,772	3,772
Commercial real estate	5,934	--	5,934	226	--	44,827	50,987
Total real estate	6,282	--	6,282	226	--	58,325	64,833

Real estate construction:
Commercial real estate	254	--	254	--	--	6,238	6,492
Total real estate construction	254	--	254	--	--	6,238	6,492

Consumer:
Home equity	89	--	89	--	--	10,715	10,804
Automobile	--	--	--	--	--	231	231
Other consumer	--	--	--	23	--	772	795
Total consumer	89	--	89	23	--	11,718	11,830

Commercial business	7	--	7	--	--	15,449	15,456
Leases	--	--	--	--	--	596	596
Total covered loans	6,632	--	6,632	249	--	92,326	99,207
Total gross loans	$21,079	$--	$21,079	$592	$113	$412,220	$434,004

	December 31, 2011
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans

Noncovered loans
Real estate:
One-to-four family residential	$5,446	$--	$5,446	$1,435	$149	$96,307	$103,337
Multifamily residential	--	--	--	--	--	13,184	13,184
Commercial real estate	7,601	--	7,601	--	--	137,480	145,081
Total real estate	13,047	--	13,047	1,435	149	246,971	261,602

Real estate construction:
One-to-four family residential	415	--	415	--	--	7,921	8,336
Commercial real estate	1,132	--	1,132	--	--	8,778	9,910
Total real estate construction	1,547	--	1,547	--	--	16,699	18,246

Consumer:
Home equity	676	--	676	55	114	33,894	34,739
Automobile	--	--	--	--	--	665	665
Other consumer	2	--	2	6	8	3,620	3,636
Total consumer	678	--	678	61	122	38,179	39,040

Commercial business	422	--	422	--	--	5,796	6,218
Leases	--	--	--	--	--	257	257
Total noncovered loans	15,694	--	15,694	1,496	271	307,902	325,363

Covered loans
Real estate:
One-to-four family residential	753	--	753	--	--	11,416	12,169
Multifamily residential	1,372	--	1,372	--	--	6,480	7,852
Commercial real estate	5,934	--	5,934	--	--	55,200	61,134
Total real estate	8,059	--	8,059	--	--	73,096	81,155

Real estate construction:
One-to-four family residential	666	--	666	--	--	353	1,019
Commercial real estate	1,341	--	1,341	311	--	5,366	7,018
Total real estate construction	2,007	--	2,007	311	--	5,719	8,037

Consumer:
Home equity	209	--	209	--	--	12,405	12,614
Automobile	--	--	--	--	--	281	281
Other consumer	5	--	5	--	--	973	978
Total consumer	214	--	214	--	--	13,659	13,873

Commercial business	160	--	160	--	--	34,844	35,004
Leases	--	--	--	--	--	1,902	1,902
Total covered loans	10,440	--	10,440	311	--	129,220	139,971
Total gross loans	$26,134	$--	$26,134	$1,807	$271	$437,122	$465,334

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

Pass:  Loans not meeting the criteria above are considered to be pass rated loans. The pass classification also includes homogenous loans (such as one-to-four family residential and consumer loans) unless the borrower experiences a delinquency or requests a modification, at which point the loan is graded as specified above.

As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by portfolio class is as follows (in thousands):

	September 30, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Noncovered loans
Real estate:
One-to-four family residential	$79,856	$488	$--	$4,730	$--	$85,074
Multifamily residential	30,681	--	39	956	--	31,676
Commercial real estate	90,040	5,780	13,093	24,563	--	133,476
Total real estate	200,577	6,268	13,132	30,249	--	250,226

Real estate construction:
One-to-four family residential	12,955	--	--	672	--	13,627
Multifamily residential	98	--	--	--	--	98
Commercial real estate	19,170	--	--	253	--	19,423
Total real estate construction	32,223	--	--	925	--	33,148

Consumer:
Home equity	31,755	117	--	693	--	32,565
Automobile	707	2	--	--	--	709
Other consumer	2,779	37	26	190	--	3,032
Total consumer	35,241	156	26	883	--	36,306

Commercial business	13,508	734	165	535	--	14,942
Leases	175	--	--	--	--	175
Total noncovered loans	281,724	7,158	13,323	32,592	--	334,797

Covered loans
Real estate:
One-to-four family residential	3,651	--	1,350	5,073	--	10,074
Multifamily residential	2,886	380	109	397	--	3,772
Commercial real estate	21,490	12,077	1,832	15,588	--	50,987
Total real estate	28,027	12,457	3,291	21,058	--	64,833

Real estate construction:
Commercial real estate	862	4,203	782	645	--	6,492
Total real estate construction	862	4,203	782	645	--	6,492

Consumer:
Home equity	10,636	77	--	91	--	10,804
Automobile	227	4	--	--	--	231
Other consumer	763	17	--	15	--	795
Total consumer	11,626	98	--	106	--	11,830

Commercial business	10,993	708	640	3,115	--	15,456
Leases	596	--	--	--	--	596

Total covered loans	52,104	17,466	4,713	24,924	--	99,207
Total gross loans	$333,828	$24,624	$18,036	$57,516	$--	$434,004

	December 31, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Noncovered loans
Real estate:
One-to-four family residential	$97,444	$110	$--	$5,783	$--	$103,337
Multifamily residential	8,131	1,670	1,024	2,359	--	13,184
Commercial real estate	90,458	4,307	19,407	30,909	--	145,081
Total real estate	196,033	6,087	20,431	39,051	--	261,602

Real estate construction:
One-to-four family residential	3,849	3,819	--	668	--	8,336
Commercial real estate	8,018	--	512	1,380	--	9,910
Total real estate construction	11,867	3,819	512	2,048	--	18,246

Consumer:
Home equity	33,715	127	40	857	--	34,739
Automobile	660	5	--	--	--	665
Other consumer	3,248	64	41	283	--	3,636
Total consumer	37,623	196	81	1,140	--	39,040

Commercial business	5,163	304	329	422	--	6,218
Leases	257	--	--	--	--	257
Total noncovered loans	250,943	10,406	21,353	42,661	--	325,363

Covered loans
Real estate:
One-to-four family residential	4,196	347	1,573	6,053	--	12,169
Multifamily residential	5,118	976	169	1,589	--	7,852
Commercial real estate	24,134	1,672	11,812	23,516	--	61,134
Total real estate	33,448	2,995	13,554	31,158	--	81,155

Real estate construction:
One-to-four family residential	230	--	--	789	--	1,019
Commercial real estate	1,760	102	2,705	2,451	--	7,018
Total real estate construction	1,990	102	2,705	3,240	--	8,037

Consumer:
Home equity	11,713	138	--	763	--	12,614
Automobile	281	--	--	--	--	281
Other consumer	942	14	--	22	--	978
Total consumer	12,936	152	--	785	--	13,873

Commercial business	21,408	1,755	5,353	6,488	--	35,004
Leases	1,902	--	--	--	--	1,902

Total covered loans	71,684	5,004	21,612	41,671	--	139,971
Total gross loans	$322,627	$15,410	$42,965	$84,332	$--	$465,334

Impaired Loans. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement with the borrower. Additionally, all troubled debt restructurings (“TDRs”) are considered impaired.

The following tables present loans deemed impaired by portfolio class as of September 30, 2012 and December 31, 2011, and during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	September 30, 2012			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months Ended Sep. 30, 2012	Nine Months Ended Sep. 30, 2012

Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$4,513	$3,712	$--	$3,389	$3,998
Commercial real estate	5,024	4,938	--	4,881	4,273
Total real estate	9,537	8,650	--	8,270	8,271

Real estate construction:
One-to-four family residential	328	271	--	277	341
Commercial real estate	155	155	--	229	114
Total real estate construction	483	426	--	506	455

Consumer:
Home equity	789	425	--	437	631
Automobile	--	--	--	--	23
Other consumer	--	--	--	--	8
Total consumer	789	425	--	437	662

Commercial business	370	370	--	362	383
Total noncovered loans with no related allowance	11,179	9,871	--	9,575	9,771

With an allowance recorded:
Real estate:
One-to-four family residential	1,234	1,234	(325)	1,365	1,477
Multifamily residential	839	839	(114)	847	423
Commercial real estate	4,420	4,420	(338)	4,607	5,368
Total real estate	6,493	6,493	(777)	6,819	7,268

Real estate construction:
One-to-four family residential	401	401	(138)	376	387
Commercial real estate	98	98	(33)	203	302
Total real estate construction	499	499	(171)	579	689

Home equity	283	283	(253)	288	294
Commercial business	--	--	--	--	--
Total noncovered loans with an allowance recorded	7,275	7,275	(1,201)	7,686	8,251

Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	62	63	--	32	215
Commercial real estate	3,085	2,614	--	2,560	2,641
Total real estate	3,147	2,677	--	2,592	2,856

Commercial real estate construction	513	254	--	263	481
Home equity	683	89	--	100	157
Commercial business and leases	--	--	--	8	425
Total covered loans with no related allowance	4,343	3,020	--	2,963	3,919
Total impaired loans	$22,797	$20,166	$(1,201)	$20,224	$21,941

At September 30, 2012, the unpaid principal balance for purposes of this table includes $2.6 million that was partially charged-off but not forgiven.

	December 31, 2011			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months Ended Sep. 30, 2011	Nine Months Ended Sep. 30, 2011

Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$5,147	$4,654	$--	$2,823	$1,834
Commercial real estate	2,651	2,415	--	1,875	2,194
Total real estate	7,798	7,069	--	4,698	4,028

Real estate construction:
One-to-four family residential	196	139	--	--	--
Commercial real estate	1,959	631	--	1,722	1,205
Total real estate construction	2,155	770	--	1,722	1,205

Consumer:
Home equity	1,010	614	--	244	147
Automobile	25	25	--	--	2
Other consumer	17	17	--	--	--
Total consumer	1,052	656	--	244	150

Commercial business	592	427	--	535	390
Total noncovered loans with no related allowance	11,597	8,922	--	7,198	5,773

With an allowance recorded:
Real estate:
One-to-four family residential	1,572	1,576	(359)	1,897	2,062
Commercial real estate	6,035	6,035	(737)	4,212	5,227
Total real estate	7,607	7,611	(1,096)	6,108	7,288

Real estate construction:
One-to-four family residential	367	367	(105)	278	660
Commercial real estate	506	506	(99)	239	839
Total real estate construction	873	873	(204)	517	1,499

Home equity	303	303	(269)	139	134
Commercial business	--	--	--	--	479
Total noncovered loans with an allowance recorded	8,783	8,787	(1,569)	6,763	9,401

Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	663	436	--	493	342
Commercial real estate	3,279	2,708	--	4,893	5,970
Total real estate	3,942	3,144	--	5,386	6,312

Commercial real estate construction	1,798	864	--	1,613	1,637

Consumer:
Home equity	643	209	--	38	19
Consumer	4	4	--	10	5
Total consumer	647	213	--	48	24

Commercial business and leases	236	212	--	250	350

Total covered loans with no related allowance	6,623	4,433	--	7,296	8,322
Total impaired loans	$27,003	$22,142	$(1,569)	$21,257	$23,496

At December 31, 2011, the unpaid principal balance for purposes of this table includes $5.2 million that has been partially charged-off but not forgiven.  Interest income recorded on impaired loans was immaterial during the three and nine months ended September 30, 2012 and 2011.

Allowance for Loan Losses. The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality

Noncovered loans
Real estate	$777	$4,241	$--	$15,143	$235,083	$--
Construction	171	797	--	925	32,223	--
Consumer	253	1,702	--	708	33,962	1,636
Commercial business	--	673	--	370	14,747	--
Total noncovered	1,201	7,413	--	17,146	316,015	1,636

Covered loans
Real estate	--	679	1,339	2,677	22,939	39,217
Construction	--	154	239	254	1,880	4,358
Consumer	--	195	399	89	5,369	6,372
Commercial business	--	297	672	--	4,180	11,872
Total covered	--	1,325	2,649	3,020	34,368	61,819

Total	$1,201	$8,738	$2,649	$20,166	$350,383	$63,455

	December 31, 2011
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality

Noncovered loans
Real estate	$1,096	$5,827	$--	$14,680	$246,922	$--
Construction	204	518	--	1,643	16,603	--
Consumer	269	1,828	--	959	35,867	2,214
Commercial business	--	205	--	427	6,048	--
Total noncovered	1,569	8,378	--	17,709	305,440	2,214

Covered loans
Real estate	--	1,056	--	3,144	27,995	50,016
Construction	--	151	2,050	864	1,547	5,626
Consumer	--	309	10	213	6,463	7,197
Commercial business	--	384	264	212	7,417	29,277
Total covered	--	1,900	2,324	4,433	43,422	92,116

Total	$1,569	$10,278	$2,324	$22,142	$348,862	$94,330

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012 and 2011 was as follows (in thousands):

	As of June 30, 2012	Provisions	Charge-Offs	Recoveries	As of September 30, 2012

Noncovered loans
Real estate	$5,311	$(165)	$(166)	$38	$5,018
Construction	840	126	--	2	968
Consumer	2,047	74	(190)	24	1,955
Commercial business	707	(35)	(2)	3	673
Total noncovered loans	8,905	--	(358)	67	8,614

Covered loans
Real estate	871	744	--	403	2,018
Construction	1,721	(1,439)	(12)	123	393
Consumer	665	188	(259)	--	594
Commercial business	458	612	(132)	31	969
Total covered loans	3,715	105	(403)	557	3,974
Total	$12,620	$105	$(761)	$624	$12,588

	As of June 30, 2011	Provisions	Charge-Offs	Recoveries	As of September 30, 2011

Noncovered loans
Real estate	$6,925	$(380)	$(165)	$19	$6,399
Construction	883	9	--	6	898
Consumer	1,333	364	(112)	56	1,641
Commercial business	317	29	(59)	--	287
Total noncovered loans	9,458	22	(336)	81	9,225

Covered loans
Real estate	2,188	123	(726)	89	1,674
Construction	628	2,371	(686)	256	2,569
Consumer	316	151	(108)	12	371
Commercial business	797	(82)	(541)	352	526
Total covered loans	3,929	2,563	(2,061)	709	5,140
Total	$13,387	$2,585	$(2,397)	$790	$14,365

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	As of December 31, 2011	Provisions	Charge-Offs	Recoveries	As of September 30, 2012

Noncovered loans
Real estate	$6,923	$(1,045)	$(912)	$52	$5,018
Construction	722	200	--	46	968
Consumer	2,097	307	(506)	57	1,955
Commercial business	205	538	(73)	3	673
Total noncovered loans	9,947	--	(1,491)	158	8,614

Covered loans
Real estate	1,056	(361)	(320)	1,643	2,018
Construction	2,201	(2,247)	(290)	729	393
Consumer	319	767	(492)	--	594
Commercial business	648	729	(489)	81	969
Total covered loans	4,224	(1,112)	(1,591)	2,453	3,974
Total	$14,171	$(1,112)	$(3,082)	$2,611	$12,588

	As of December 31, 2010	Provisions	Charge-Offs	Recoveries	As of September 30, 2011

Noncovered loans
Real estate	$8,746	$(785)	$(1,785)	$223	$6,399
Construction	957	335	(599)	205	898
Consumer	1,410	1,138	(1,025)	118	1,641
Commercial business	851	(466)	(236)	138	287
Total noncovered loans	11,964	222	(3,645)	684	9,225

Covered loans
Real estate	2,080	2,286	(2,841)	149	1,674
Construction	453	5,236	(3,909)	789	2,569
Consumer	470	251	(374)	24	371
Commercial business	442	401	(677)	360	526
Total covered loans	3,445	8,174	(7,801)	1,322	5,140
Total	$15,409	$8,396	$(11,446)	$2,006	$14,365

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

TDRs totaled $11.9 million and $9.1 million at September 30, 2012 and December 31, 2011, respectively, and are included in the impaired loan disclosures below. Of these amounts, $353,000 and $620,000 were covered under loss sharing agreements with the FDIC at September 30, 2012 and December 31, 2011, respectively. The Company has allocated $904,000 of specific reserves to customers whose loan terms have been modified in TDRs at September 30, 2012, compared to $1.1 million at December 31, 2011.  There were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications to loans not accounted for as TDRs totaled $1.1 million at September 30, 2012, of which $418,000 was in the noncovered loan portfolio. These loans were not considered to be TDRs because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

The following table presents TDRs at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012			December 31, 2011
	Accrual Status	Nonaccrual Status	Total Modifications	Accrual Status	Nonaccrual Status	Total Modifications

Noncovered loans
One-to-four family residential	$1,449	$745	$2,194	$241	$1,549	$1,790
Commercial real estate	1,498	5,714	7,212	274	5,309	5,583
Multifamily residential	--	839	839	--	--	--
Real estate construction	59	733	792	6	428	434
Home equity	16	162	178	16	234	250
Commercial business	--	329	329	--	395	395
Total noncovered	3,022	8,522	11,544	537	7,915	8,452

Covered loans
Commercial real estate	176	177	353	180	232	412
Real estate construction	--	--	--	--	208	208
Total covered	176	177	353	180	440	620
Total	$3,198	$8,699	$11,897	$717	$8,355	$9,072

During the three months ended March 31, 2012, there was one new TDR.  The modification involved an extension of the loan term by twelve months and did not result in any charge-off or impairment.  During the three months ended June 30, 2012, there were 13 new TDRs, nine of which involve one customer relationship.  For those nine loans, which include $897,000 of commercial and multifamily loans and $384,000 of construction loans, the modifications involved extensions of the maturity dates by two years.  There were no new TDRs during the three months ended September 30, 2012.

The following table presents new TDRs during the three and nine months ended September 30, 2012 (dollars in thousands).

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Contracts	Pre- Modification Balance	Post- Modification Balance	Number of Contracts	Pre- Modification Balance	Post- Modification Balance
Noncovered loans
One-to-four family residential	--	$--	$--	3	$861	$876
Commercial real estate	--	--	--	3	4,322	4,322
Real estate construction	--	--	--	8	828	778
Total	--	$--	$--	14	$6,011	$5,976

During the three months ended September 30, 2012, we did not recognize any charge-offs on TDRs, while three TDRs totaling $270,000 were paid off.

The following table presents TDRs at September 30, 2012 and December 31, 2011 which were performing according to agreement (dollars in thousands):

	September 30, 2012		December 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Noncovered loans
One- to four- family residential	12	$2,194	9	$1,428
Commercial real estate	4	7,212	3	4,118
Multifamily residential	1	839	--	--
Real estate construction	11	792	3	344
Home equity	3	178	3	198
Commercial business	1	329	--	--
Total noncovered	32	11,544	18	6,088

Covered loans
Commercial real estate	2	353	2	411
Total covered	2	353	2	411
Total	34	$11,897	20	$6,499

Purchased Credit Impaired Loans. The Bank has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. These loans are accounted for under ASC 310-30. At the acquisition date, management estimated the fair value of the acquired loan portfolios which represented the expected cash flows from the portfolio discounted at a market-based rate. Included in the estimate of fair value was a discount credit adjustment that reflected expected credit losses. In estimating the preliminary fair value, management calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the credit risk in the acquired loan and lease portfolio at the acquisition date.  The following table details activity of accretable yield for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Beginning balance of accretable yield	$23,084	$25,500	$28,915	$31,727

Changes in accretable yield due to:
Transfer from nonaccretable difference	(191)	16,505	4,541	16,505
Accretable yield recognized as interest income	(5,510)	(10,145)	(16,073)	(16,372)
Ending balance of accretable yield	$17,383	$31,860	$17,383	$31,860

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $4.2 million and $7.7 million at September 30, 2012 and December 31, 2011, respectively, all of which were purchased in the CFB Acquisition.  At September 30, 2012 and December 31, 2011, the allowance for losses on purchased credit impaired loans was $2.7 million and $2.3 million, respectively.  The provision for loan losses and reductions in the allowance for purchased credit impaired loans was $486,000 and $0, respectively, during the quarter ended September 30, 2012, and $821,000 and $493,000, respectively, during the nine months ended September 30, 2012.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investments.  The fair values for investments are determined by quoted market prices, if available (Level 1). For investments where quoted prices are not available, fair values are calculated based on market prices of similar investments (Level 2).

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

September 30, 2012
Investments available-for-sale:
Obligations of U.S. GSE	$--	$59,189	$--	$59,189
U.S. Treasury bonds	9,835	--	--	9,835
Obligations of states and political subdivisions	--	42,620	--	42,620
Mortgage-backed securities, GSE issued	--	332,498	--	332,498
Mortgage-backed securities, private label	--	307	--	307

December 31, 2011
Investments available-for-sale:
Obligations of U.S. GSE	$--	$65,984	$--	$65,984
Obligations of states and political subdivisions	--	21,809	--	21,809
Corporate note, FDIC-guaranteed	--	1,007	--	1,007
Mortgage-backed securities, GSE issued	--	310,766	--	310,766
Mortgage-backed securities, private label	--	311	--	311

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011 (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

September 30, 2012
Impaired loans:
One-to-four family residential	$--	$--	$3,178	$3,178
Commercial and multifamily	--	--	7,215	7,215
Real estate construction	--	--	457	457
Home equity	--	--	134	134
Total impaired loans	--	--	10,984	10,984

REO:
One-to-four family residential	--	--	506	506
Commercial and multifamily	--	--	5,958	5,958
Real estate construction	--	--	2,078	2,078
Total REO	--	--	8,542	8,542

Total impaired loans and REO at fair value	$--	$--	$19,526	$19,526

December 31, 2011
Impaired loans:
One-to-four family residential	$--	$--	$2,926	$2,926
Commercial and multifamily	--	--	7,684	7,684
Real estate construction	--	--	1,401	1,401
Home equity	--	--	297	297
Commercial business	--	--	25	25
Total impaired loans	--	--	12,333	12,333

REO:
One-to-four family residential	--	--	1,984	1,984
Commercial and multifamily	--	--	4,416	4,416
Real estate construction	--	--	4,551	4,551
Total REO	--	--	10,951	10,951
Total impaired loans and REO at fair value	$--	$--	$23,284	$23,284

At September 30, 2012, impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $11.0 million, net of specific valuation allowances totaling $1.2 million.  At December 31, 2011, impaired loans at fair value had a carrying amount of $12.3 million, net of specific allowances totaling $1.6 million.  Included in the value of impaired loans presented above at September 30, 2012 is $4.9 million of loans that have been charged down to fair value.  There was no net provision on noncovered loans during the quarter or nine month period ended September 30, 2012.  During the quarter ended September 30, 2012, however, a provision for loan losses of $105,000 was recorded, which was comprised of a negative provision of ($382,000) related to recoveries on loans purchased in the CFB Acquisition, that was more than offset by a provision of $487,000 on loan pools purchased in the LibertyBank Acquisition. A provision for loan losses on pooled loans is recorded when the estimated cash flows from the pool declines compared to previously estimated cash flows.

REO is recorded at estimated fair value less costs to sell had a carrying amount of $8.5 million at September 30, 2012, which is comprised of the outstanding balance of $8.5 million, with no valuation allowance.  At December 31, 2011, REO measured at fair value less costs to sell had a carrying value of $11.0 million, which is made up of the outstanding balance of $11.0 million, with no valuation allowance.  The provision for declines in the value of REO totaled $56,000 and $86,000 for the quarters ended September 30, 2012 and 2011, respectively, before offsetting amounts recoverable from the FDIC under loss sharing agreements.  For the nine months ended September 30, 2012 and 2011, these provisions for REO totaled $454,000 and $739,000, respectively.

The following table presents information as of September 30, 2012 about significant unobservable inputs related to the Company’s material categories of Level 3 financial assets measured on a nonrecurring basis (in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average

Impaired loans- Commercial real estate and multifamily	$7,215	Sales comparison approach	Adjustment for differences between the comparable sales	(15.7%) - 12.9%	(3.5)%
		Income approach	Adjustment for differences in capitalization rates	9.00% - 10.00%	9.3

Impaired loans- Construction	457	Sales comparison approach	Adjustment for differences between the comparable sales	1.9% - 12.7%	7.0

REO- Commercial real estate	5,958	Sales comparison approach	Adjustment for differences between the comparable sales	(15.9%) - 19.0%	(1.5)
		Income approach	Adjustment for differences in capitalization rates	8.00% - 9.75%	9.0

REO- Construction	2,078	Sales comparison approach	Adjustment for differences between the comparable sales	(40.1%) - (7.9)%	(27.4)

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets:
Level 1 inputs:
Cash and cash equivalents	$86,234	$86,234	$144,293	$144,293

Level 2 inputs:
FHLB stock	17,559	n/a	17,717	n/a
Accrued interest receivable on investments	1,878	1,878	1,596	1,596

Level 3 inputs:
Loans receivable, net, excluding loans at fair value and leases	408,477	419,138	435,416	449,676
Accrued interest receivable on loans	1,184	1,184	1,261	1,261
FDIC indemnification receivable, net	14,024	14,024	23,676	23,676

Financial liabilities:
Level 1 inputs:
Demand and savings deposits	641,340	641,340	633,637	633,637
Advances by borrowers for taxes and insurance	1,321	1,321	358	358
Accrued interest payable	173	173	219	219

Level 2 inputs:
Certificates of deposit	217,042	220,720	272,462	276,822
Repurchase agreements	4,758	4,785	4,913	4,982

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

Off-Balance Sheet Instruments.  Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing.  The fair value of the fees at September 30, 2012 and December 31, 2011, were insignificant.

Note 7 –FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the three months ended September 30, 2012 and 2011 was as follows (in thousands):

	Reimbursement Rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable

Balance at June 30, 2012	$16,877	$5,125	$18,370	$--	$18,370

Payments from FDIC for losses on covered assets	(810)	(1,270)	(1,855)	--	(1,855)
Decrease in estimated losses	(1,985)	(951)	(2,491)	--	(2,491)
Balance at September 30, 2012	$14,082	$2,904	$14,024	$--	$14,024

Balance at June 30, 2011	$59,643	$12,481	$59,571	$(1,432)	$58,139

Payments from FDIC for losses on covered assets	(21,610)	(2,560)	(19,720)	--	(19,720)
Decrease in estimated losses	(6,479)	(847)	(5,988)	--	(5,988)
Discount accretion	--	--	--	1,432	1,432
Balance at September 30, 2011	$31,554	$9,074	$33,863	$--	$33,863

Activity in the FDIC indemnification receivable for the nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Reimbursement Rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable

Balance at December 31, 2011	$22,974	$5,576	$23,676	$--	$23,676

Payments from FDIC for losses on covered assets	(1,949)	(1,445)	(2,932)	--	(2,932)
Decrease in estimated losses	(6,943)	(1,227)	(6,720)	--	(6,720)
Balance at September 30, 2012	$14,082	$2,904	$14,024	$--	$14,024

Balance at December 31, 2010	$82,017	$6,705	$71,983	$(2,437)	$69,546

Payments from FDIC for losses on covered assets	(40,721)	(2,560)	(35,009)	--	(35,009)
Increase (decrease) in estimated losses	(9,742)	4,929	(3,111)	--	(3,111)
Discount accretion	--	--	--	2,437	2,437
Balance at September 30, 2011	$31,554	$9,074	$33,863	$--	$33,863

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

•
legislative or regulatory changes, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles or the  interpretation of regulatory capital or other rules, including as a result of Basel III;

•	our ability to attract and retain deposits;
•	increases in premiums for deposit insurance;
•	our ability to realize the residual values of our leases;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
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
•	the possibility that the expected benefits from the FDIC-assisted acquisitions will not be realized;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets and the value of our investments;
•	the inability of key third-party providers to perform their obligations to us;
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed from time to time in our filings with the SEC, including this our 2011 Form 10-K.  Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.  These risks could cause our actual results for 2012 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

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

At September 30, 2012, Home Federal Bank had operations in three distinct market areas including Boise, Idaho, and surrounding communities, together known as the Treasure Valley region of southwestern Idaho, which we refer to as the Idaho Region. The CFB Acquisition resulted in the Bank’s entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson. We refer to this market as the Central Oregon Region. In addition to deepening its presence in Central Oregon, as a result of the LibertyBank Acquisition, the Bank also operates in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. We refer to these markets as our Western Oregon Region. At September 30, 2012, the Bank had 28 full-service branches and two commercial loan production offices located in Portland and Bend, Oregon.

The Company reported net income of $322,000, or $0.02 per diluted share, for the three months ended September 30, 2012, compared to a net loss of ($2.0 million), or ($0.13) per diluted share, for the same period a year ago. For the nine months ended September 30, 2012, the Company reported net income of $1.6 million, or $0.11 per diluted share, compared to a net loss of ($3.3 million), or ($0.21) per diluted share, for the nine months ended September 30, 2011.

The following items summarize key activities of the Company during the quarter ended September 30, 2012:

•
Net interest income before the provision for loan losses increased $1.2 million compared to the prior quarter ended June 30, 2012, due to an increase in the yield on covered loans in the current quarter. However, net interest income decreased $4.2 million to $11.5 million for the quarter ended September 30, 2012, when compared to the quarter ended September 30, 2011, due to a lower yield on covered loans, which was partially offset by a lower cost of funds in the third quarter of 2012;

•
A negative provision for loan losses of ($382,000) was recorded on loans purchased in the CFB Acquisition and a provision for loan losses of $487,000 was recorded on loan pools purchased in the LibertyBank Acquisition. The provision for loan losses, net of the FDIC indemnification recovery of $50,000, which is reported in noninterest income, reduced income before taxes by $55,000. A provision for loan losses for originated noncovered loans was not recorded during the quarter ended September 30, 2012;

•
Noninterest income during the quarter ended September 30, 2012, included impairment of the FDIC indemnification asset of $3.0 million, which was a result of a reduction in estimated future losses on covered loans. The impairment of the FDIC indemnification asset was $1.7 million in the linked quarter and $6.9 million in the year-ago quarter;

•
Noninterest expense decreased by $3.1 million during the quarter ended September 30, 2012, compared to the year-ago quarter and decreased $620,000 compared to the prior quarter due primarily to lower compensation costs in 2012 and severance costs that were accrued during the quarter ended September 30, 2011 while there were no severance costs during the quarter ended September 30, 2012. For the nine months ended September 30, 2012, noninterest expenses declined $7.1 million compared to the nine months ended September 30, 2011;

•
Total assets decreased $14.4 million during the quarter ended September 30, 2012, compared to June 30, 2012. Total assets have declined $56.2 million since December 31, 2011, as declines in cash and cash equivalents and loans offset reductions in deposits;

•
Noncovered nonperforming assets declined $2.3 million to $20.7 million at September 30, 2012, compared to June 30, 2012. Total nonperforming assets decreased $4.3 million during the current quarter to $35.3 million at September 30, 2012; and

•	The Company repurchased 721,244 shares during the quarter ended September 30, 2012, at an average cost of $10.20 per share. The Company’s board of directors authorized a new stock repurchase program,

authorizing the repurchase of up to 725,000 shares, or approximately 5%, of the Company’s stock, effective October 31, 2012.

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

Allowance for Loan Losses. Management recognizes that losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Management assesses the allowance for loan losses on a quarterly basis by analyzing several factors including delinquency rates, charge-off rates and the changing risk profile of the Company’s loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in ASC Topic 740, Income Taxes. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from depreciation expense, purchase accounting adjustments, loan loss reserves, deferred compensation, mark to market adjustments on our investments available-for-sale, and dividends received from the FHLB of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

During the nine months ended September 30, 2012, total assets decreased $56.2 million, or 5.0%, to $1.1 billion at September 30, 2012 compared to December 31, 2011. The changes in total assets were primarily concentrated in the following asset categories (dollars in thousands):

			Increase/(Decrease)
	September 30, 2012	December 31, 2011	Amount	Percent

Cash and amounts due from depository institutions	$86,234	$144,293	$(58,059)	(40.2)%
Investments, at fair value	444,449	399,877	44,572	11.1
Loans receivable, net of allowance for loan losses	420,232	449,908	(29,676)	(6.6)
FDIC indemnification receivable, net	14,024	23,676	(9,652)	(40.8)

Cash and Amounts Due From Depository Institutions.  The $58.1 million decrease in cash and equivalents during the nine months ended September 30, 2012, was due to the purchase of investments and payments on maturing certificates of deposit that were not renewed, reflecting our strategy of allowing higher cost certificates of deposit to decline. These cash outflows were partially offset by proceeds received from loan payments and other operating income.  We anticipate, subject to market conditions, that we will conserve some liquidity in order to meet the demand of maturing certificates of deposit, prepare for the potential of rising interest rates, and to provide flexibility for potential acquisitions and repurchases of common stock.

Balances on deposit at the Federal Reserve Bank of San Francisco totaled $77.6 million and $130.6 million at September 30, 2012, and December 31, 2011. Currently, balances on deposit with the Federal Reserve Bank that are in excess of our required reserve balances earn interest at a rate that approximates the federal funds rate. In 2009, in response to the national banking crisis, the Board of Governors amended Regulation D, which established excess balance accounts. Previously, excess balances on deposit with the Federal Reserve did not earn interest. The excess balance accounts are intended to be temporary accounts to assist financial institutions during the economic crisis. Since 2008, we have placed excess cash balances with the Federal Reserve in order to reduce credit risk exposure to other financial institutions. While the Board of Governors of the Federal Reserve Bank has not set a date for expiration of these accounts, we could experience a decline in interest income once the Federal Reserve discontinues interest payments on excess balances. Additionally, once these accounts expire, we may place excess cash on deposit with other financial institutions that do not have a guarantee from the U.S. Government, or we may purchase investments in order to earn interest on excess liquidity currently earning interest on deposit with the Federal Reserve Bank.

Investments. Investments available-for-sale increased $44.6 million during the nine months ended September 30, 2012. Mortgage-backed securities issued by U.S. Government-sponsored enterprises increased $21.7 million during the first nine months of 2012, while securities issued by state and local political subdivisions increased an additional $20.8 million during that time period. Additionally, we have structured our investment portfolio to mitigate price sensitivity to protect capital if we need to sell significant amounts of investments in the future to increase liquidity. At September 30, 2012, the estimated effective duration of our investment portfolio was 3.0 years.

We continually analyze our investment portfolio to improve and optimize total return.  During the nine months ended September 30, 2012, we were able to purchase and sell U.S. Treasury notes and some mortgage-backed securities, recording pre-tax gains of $1.2 million due to the price volatility and a strong rally in the bond market during this period.

Loans and Leases Receivable. Loans and leases receivable, net, decreased by $30.0 million, or 6.6%, during the nine months ended September 30, 2012.  One-to-four family residential loans decreased by $20.3 million while commercial real estate loans declined by $21.8 million. Commercial business loans decreased by $11.6 million.  Partially offsetting these decreases, multifamily residential loans increased $14.4 million and construction loans increased $13.4 million during the first nine months of 2012.  In March 2012, the Bank opened a loan production office in Portland, Oregon, and hired a construction loan officer to expand the Bank’s builder finance commercial loan program in that market. During the nine months ended September 30, 2012, covered loans declined $40.8 million to $99.2 million and noncovered loans increased $9.0 million to $333.5 million.

New loan production increased during the second and third quarters of fiscal year 2012 and the new construction loan production office in Portland has had a strong start.  Nonetheless, payments on the one-to-four family residential loan portfolio and the loan and lease portfolio of the Bank’s subsidiary, Commercial Equipment Lease Corporation, continue to cause a net reduction in outstanding loan balances since we no longer originate loans for those noncore portfolios. The economies in our primary markets appear to have stabilized and are showing some signs of improvement; however, this improving outlook is still tenuous and future meaningful net loan growth is still somewhat uncertain.

Allowance for Loan Losses and Asset Quality. The allowance for loan losses decreased to $12.6 million at September 30, 2012, from $14.2 million at December 31, 2011, as the quality of our loan portfolio continues to show signs of improvement. At September 30, 2012, the allowance on originated, noncovered loans was $8.6 million, compared to $9.9 million at December 31, 2011. The allowance for loan losses on the originated, noncovered loan portfolio was 2.57% of originated, noncovered loans at September 30, 2012, with $1.2 million of the $8.6 million allowance for originated noncovered loan losses specifically-allocated to impaired loans. The allowance for originated, noncovered loans decreased during the nine months ended September 30, 2012, due to net charge-offs of $1.3 million. However, these charge-offs did not require an additional provision during the first nine months of 2012 as impaired loans and general asset quality metrics have improved and the economy in the Boise market, where most of our originated, noncovered loans are located, is showing signs of stabilization and improvement during 2012. Noncovered loans classified as “Substandard” and “Special Mention” under the Bank’s classification policy, declined $10.0 million and $8.0 million, respectively, during the nine months ended September 30, 2012, representing declines of 24% and 38%, respectively. Delinquent noncovered loans have declined during fiscal year 2012, as well. In particular, the estimated losses in our commercial real estate and construction loan portfolios have declined with economic stabilization in Boise, which has resulted in a decline in the allowance for loan losses allocated to those portfolios.

The allowance on covered loans purchased in the CFB Acquisition totaled $1.2 million at September 30, 2012, down from $1.7 million at December 31, 2011. Gross charge-offs of covered loans purchased in the CFB Acquisition totaled $1.1 million during the nine months ended September 30, 2012; however, recoveries on covered loans purchased in the CFB Acquisition totaled $2.5 million during this nine month period, which resulted in net recoveries of $1.4 million.  Accordingly, a negative provision for loan losses on covered loans purchased in the CFB Acquisition of $1.9 million was recorded during the nine months ended September 30, 2012, with most of the provision being offset in noninterest income as the FDIC indemnification provision.

An allowance of $2.8 million was recorded on covered loans purchased in the LibertyBank Acquisition at September 30, 2012, which was an increase of $300,000 compared to December 31, 2011.  Loans purchased in the LibertyBank Acquisition were aggregated at the time of acquisition into 22 pools and each pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. An allowance for loan losses has since been established on certain loan pools purchased in the LibertyBank Acquisition because the net present value of cash flows expected to be received from loans in certain individual pools were impaired at September 30, 2012, when compared to the original estimated cash flows for each pool.  An $822,000 provision for loan losses on covered loans purchased in the LibertyBank Acquisition was recorded during the nine months ended September 30, 2012.

Loans delinquent 30 to 89 days and still accruing interest totaled $705,000 at September 30, 2012, compared to $2.1 million at December 31, 2011, including $249,000 and $311,000, respectively, of covered loans in the Community First Bank loan portfolio.  Noncovered nonperforming loans decreased to $14.4 million at September 30, 2012, compared to $15.7 million at December 31, 2011.  Covered nonperforming loans decreased to $6.6 million at September 30, 2012, compared to $10.4 million at December 31, 2011. Nonperforming assets, which include nonperforming loans and REO, totaled $35.3 million at September 30, 2012, compared to $46.0 million at December 31, 2011.

The following table summarizes nonperforming assets at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012			December 31, 2011			Year-to-Date Change
	Covered Assets (1)	Noncovered Assets	Total	Covered Assets (1)	Noncovered Assets	Total	Covered Assets (1)	Noncovered Assets

Real estate construction	$254	$866	$1,120	$2,007	$1,547	$3,554	$(1,753)	$(681)
Commercial and multifamily real estate	5,934	8,698	14,632	7,306	7,601	14,907	(1,372)	1,097
One- to four-family residential	348	3,671	4,019	753	5,446	6,199	(405)	(1,775)
Other	96	1,212	1,308	374	1,100	1,474	(278)	112
Total nonperforming loans	6,632	14,447	21,079	10,440	15,694	26,134	(3,808)	(1,247)

REO and other repossessed assets	7,886	6,299	14,185	13,427	6,400	19,827	(5,541)	(101)
Total nonperforming assets	$14,518	$20,746	$35,264	$23,867	$22,094	$45,961	$(9,349)	$(1,348)

(1)
Nonperforming covered assets in this table include loans purchased in the CFB Acquisition, except for those nonperforming loans accounted for under ASC 310-30, and all covered REO and repossessed assets, including REO purchased in the LibertyBank Acquisition. Loans acquired in the LibertyBank Acquisition have been pooled and are not separately reported as nonperforming loans since each pool is the unit of account under ASC 310-30.

Certain loan modifications or restructurings are accounted TDRs.  In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. TDRs totaled $11.1 million and $9.1 million at September 30, 2012 and December 31, 2011, respectively. All TDRs are considered to be impaired loans, but may not necessarily be placed on nonaccrual status.

REO and other repossessed assets decreased $5.6 million to $14.2 million at September 30, 2012, compared to $19.8 million at December 31, 2011. At September 30, 2012, REO was comprised primarily of $5.7 million of commercial real estate, $4.9 million of land development and construction projects and $3.5 million of one-to-four family residential properties.

FDIC Indemnification Receivable.  The decrease in the FDIC indemnification receivable during the nine months ended September 30, 2012, was due to the receipt of payments on loss claims made to the FDIC and due to the net reduction in estimated future losses on covered assets, which caused an impairment charge of $8.0 million during the nine months ended September 30, 2012. The impairment in the FDIC indemnification asset recognizes the decreased amount that the Company expects to collect from the FDIC under the terms of its loss sharing agreements due to lower expected losses on covered assets recognized in noninterest income.  At September 30, 2012, the FDIC indemnification receivable for estimated losses on covered assets in the LibertyBank Acquisition totaled $11.3 million, while the receivable for estimated losses on covered assets in the CFB Acquisition was $2.7 million.

Deposits.  Deposits decreased $47.7 million to $858.4 million during the nine months ended September 30, 2012. Balances in certificates of deposit declined during the first nine months of the year by $55.4 million to $217.0 million while core deposits (defined as checking, savings and money market accounts) increased $7.7 million between December 31, 2011 and September 30, 2012. Core deposits comprised 74.7% of total deposits at September 30, 2012 compared to 69.9% at December 31, 2011. The decrease in certificates of deposit was primarily attributable to the Bank’s marketing strategy to compete less aggressively on time deposit interest rates to allow higher costing certificates of deposit to decline, in particular those acquired as part of the LibertyBank Acquisition. Our retail team attempts to retain maturing certificate of deposit relationships that include a core deposit account. We are reluctant, however, to compete for high-rate single account certificate of deposit customers due to our strong liquidity position at September 30, 2012, and consequently expect a continued managed reduction in these accounts.

The following table details the composition of the deposit portfolio and changes in deposit balances as of the balance sheet dates presented (dollars in thousands):

			Increase/(Decrease)
	September 30, 2012	December 31, 2011	Amount	Percent

Noninterest-bearing demand	$141,381	$127,553	$13,828	10.8%
Interest-bearing demand	245,901	249,215	(3,314)	(1.3)
Money market	174,008	178,377	(4,369)	(2.4)
Savings	80,050	78,492	1,558	2.0
Certificates of deposit	217,042	272,462	(55,420)	(20.3)
Total deposit accounts	$858,382	$906,099	$(47,717)	(5.3)%

Equity. Stockholders’ equity decreased $7.6 million during the past nine months to $183.6 million at September 30, 2012, compared to $191.3 million at December 31, 2011.  The decrease in stockholders’ equity was primarily due to the repurchase of 1,168,513 shares at a total cost of $11.5 million and dividends paid of $2.5 million. These declines in net equity were partially offset by net income from operations of $1.6 million and an increase in the unrealized gain on our investments available-for-sale of $3.5 million, net of taxes. All other equity items increased $1.3 million, net.

At September 30, 2012, the Company’s total risk-based capital ratio was 38.61%; Tier 1 capital to risk-weighted assets ratio was 37.34%; and Tier 1 capital to average asset ratio was 15.42%. The Bank’s total risk-based capital ratio was 33.66%; Tier 1 capital to risk-weighted assets ratio was 32.39%; and Tier 1 capital to average asset ratio was 13.49%.  The Bank was categorized as “Well-Capitalized” at September 30, 2012 under the regulations of the FDIC.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

Net income for the three months ended September 30, 2012, was $322,000, or $0.02 per diluted share, compared to a net loss of ($2.0 million), or ($0.13) per diluted share, for the same period last year.  Net interest margin increased to 4.74% during the quarter ended September 30, 2012, from 4.17% in the prior quarter, but decreased substantially from 5.62% during the quarter ended September 30, 2011. Similarly, the Company’s yield on earning assets increased to 5.11% in the current quarter from 4.57% in the prior quarter, but declined from 6.30% during the quarter ended September 30, 2011.

Net interest margin is significantly enhanced by accretable income on purchased loans.  This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter the Company analyzes the cash flow assumptions on loan pools purchased in the LibertyBank Acquisition and at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. As a result, income from loan pools can be volatile. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. During the quarter ended September 30, 2011, the Company experienced significant prepayments on pooled loans, which resulted in accretion gains.  These accretion gains were less during the quarter ended September 30, 2012, but still significant.

Net Interest Income.  Net interest income before the provision for loan losses decreased $4.2 million, or 26.8%, to $11.5 million for the quarter ended September 30, 2012, compared to $15.8 million for the same quarter of the prior year. The decrease was attributable to the incremental accretion income from loans purchased in the LibertyBank Acquisition due to a recast during the three months ended September 30, 2011.

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

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
	Increase/(Decrease) Due to
	Rate	Volume	Total

Interest-earning assets:
Loans receivable, net	$(4,310)	$(947)	$(5,257)
Loans held for sale	-	(9)	(9)
Interest-bearing deposits in other banks	(11)	(66)	(77)
Investments available-for-sale	(81)	214	133
Total net change in income on interest-earning assets	$(4,402)	$(808)	(5,210)

Interest-bearing liabilities:
Savings deposits	$(20)	$--	(20)
Interest-bearing demand deposits	(51)	2	(49)
Money market accounts	(119)	(3)	(122)
Certificates of deposit	95	(394)	(299)
Total deposits	(95)	(395)	(490)
FHLB advances and other borrowings	(5)	(486)	(491)
Total net change in expense on interest-bearing liabilities	$(100)	$(881)	(981)
Total net change in net interest income			$(4,229)

Interest Income. Total interest income for the three months ended September 30, 2012, decreased $4.2 million, to $11.5 million, from $15.8 million for the three months ended September 30, 2011. The decrease during the quarter compared to the year-ago quarter was primarily attributable to a lower yield earned on loans in the LibertyBank Acquisition and as a result of an average balance of interest earning assets that was $147.5 million lower in the current period compared to the same period in 2011. The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income (dollars in thousands):

	For the Three Months Ended September 30,				Increase/
	2012		2011		(Decrease) in
	Average Balance	Yield	Average Balance	Yield	Interest Income

Loans receivable, net of deferred fees	$436,483	9.30%	$490,662	12.56%	$(5,257)
Loans held for sale	--	--	909	4.14	(9)
Interest bearing deposits in other banks	74,735	0.20	208,160	0.22	(77)
Investments, available-for-sale	444,741	2.02	403,754	2.10	133
FHLB stock	17,705	--	17,717	--	--
Total interest-earning assets	$973,664	5.11%	$1,121,202	6.30%	$(5,210)

The average yield on loans decreased during the current quarter compared to the quarter ended September 30, 2011, due to accretion of discounts on purchased loans in the LibertyBank Acquisition. During the quarter ended September 30, 2011, the Company experienced significant prepayments on pooled loans, which resulted in accretion gains in that period.

Interest Expense.  Managed reduction in certificates of deposits combined with lower average interest-bearing core deposits resulted in a reduced cost of funds during the quarter ended September 30, 2012, compared to the same period in 2011.  Additionally, the Bank paid off all outstanding borrowings with the FHLB in September 2011, which reduced interest expense on borrowings during the quarter ended September 30, 2012 compared to the same period in 2011. The cost of funds on interest-bearing liabilities for the quarter ended September 30, 2012 was 0.50%

compared to 0.85% for the quarter ended September 30, 2011. We anticipate continued declines in certificates of deposit balances in the next quarter as maturities of these accounts continue. The following table details average balances, cost of funds and the change in interest expense (dollars in thousands):

	For the Three Months Ended September 30,
	2012		2011		Decrease in
	Average Balance	Rate	Average Balance	Rate	Interest Expense

Savings deposits	$80,946	0.05%	$80,761	0.15%	$(20)
Interest-bearing demand deposits	243,763	0.16	240,080	0.24	(49)
Money market deposits	176,888	0.16	180,026	0.42	(122)
Certificates of deposit	221,969	1.29	343,785	1.18	(299)
FHLB advances and other borrowings	4,744	1.43	48,460	4.19	(491)
Total interest-bearing liabilities	$728,310	0.50%	$893,112	0.85%	$(981)

The decline in average certificates of deposits during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, was due to maturities of certificates of deposit, primarily in the LibertyBank Acquisition deposit portfolio. Due to the significant amount of cash we received in the LibertyBank Acquisition, the current low interest rate environment, and weak loan demand from creditworthy borrowers, we reduced our rates on deposits during the fiscal year ended September 30, 2011, and have continued to reduce rates throughout 2012, permitting certificates of deposit to decline. As noted earlier, we repaid all outstanding advances from the FHLB during the fiscal year ended September 30, 2011. At September 30, 2012, borrowings consisted of retail repurchase agreements.

Provision for Loan Losses. A provision for loan losses of $105,000 was recorded during the quarter ended September 30, 2012, compared to a provision of $2.6 million for the year-ago period.  The provision recorded during the quarter ended September 30, 2012, is comprised of a negative provision of ($382,000) related to recoveries on loans purchased in the CFB Acquisition that was more than offset by a provision of $487,000 on loan pools purchased in the LibertyBank Acquisition. Net of amounts recorded in noninterest income as FDIC indemnification recovery, the impact of the provision for loan losses decreased income before taxes by $55,000 during the quarter ended September 30, 2012. The “FDIC indemnification recovery” of $50,000 reported in noninterest income represents the offset to the provision for loan losses expected to be recovered by us from the FDIC.

Loans purchased in the LibertyBank Acquisition were aggregated into pools. If an individual pool performs better than management’s original estimates, the Company may incur an increase in accretable yield in interest income, which is offset somewhat by impairment in the FDIC indemnification asset since loan losses are expected to be less than previously estimated. If the estimated cash flows in a loan pool are less than management previously estimated, an allowance for loan losses may be recorded through a provision, which is offset somewhat by the amount expected to be recovered from the FDIC under the loss sharing agreements. During the quarter ended September 30, 2012, the Bank recognized $487,000 in impairments on certain loan pools purchased in the LibertyBank Acquisition.  These impairments were partially offset by an indemnification recovery of $413,000.  We recognized provisions for loan losses on certain pools of loans purchased in the LibertyBank Acquisition of $2.3 million during the quarter ended September 30, 2011, which was partially offset by an indemnification recovery of $1.9 million.

Stabilizing credit quality and an improving economy have reduced the likelihood of additional losses in the noncovered, originated loan portfolio at September 30, 2012. Therefore, we did not record a provision for noncovered, originated loans during the quarter ended September 30, 2012, compared to a provision of $22,000 in the same 2011 period.

The following table details the impact of the provision for loan losses and the FDIC indemnification recovery on income before taxes (in thousands):

	For the Three Months Ended September 30,
	2012	2011

Provision for loan losses on:
Noncovered originated loans	$--	$22
Covered loans – CFB Acquisition	(382)	220
Covered loans – LibertyBank Acquisition	487	2,343
Total gross provision for loan losses	105	2,585

Less: FDIC indemnification recovery reported in noninterest income:
Noncovered originated loans	--	--
Covered loans – CFB Acquisition	(363)	209
Covered loans – LibertyBank Acquisition	413	1,869
Total FDIC indemnification recovery	50	2,078

Net decrease (increase) to income before taxes:
Noncovered originated loans	--	22
Covered loans – CFB Acquisition	(19)	11
Covered loans – LibertyBank Acquisition	74	474--
Net decrease in income before income taxes	$55	$507

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

Noninterest Income. The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2012	2011	Amount	Percent

Service charges and fees	$2,110	$2,685	$(575)	(21.4)%
Gain on sale of loans	--	194	(194)	(100.0)
Gain on sale of investments available-for-sale	79	607	(528)	(87.0)
Gain on sale of fixed assets and repossessed assets	182	61	121	198.4
FDIC indemnification recovery	50	2,078	(2,028)	(97.6)
Impairment of FDIC indemnification asset	(2,994)	(6,915)	3,921	56.7
Prepayment penalty on borrowings	--	(2,007)	2,007	100.0
Other	222	238	(16)	(6.7)
Total noninterest income	$(351)	$(3,059)	$2,708	(88.5)%

The following table presents noninterest income excluding the impact of FDIC indemnification items on all covered loans (in thousands):

	Three Months Ended September 30,
	2012	2011

Total noninterest income, as reported	$(351)	$(3,059)
Less: FDIC indemnification recovery	50	2,078
Impairment of FDIC indemnification asset	(2,994)	(6,915)
Total noninterest income, excluding FDIC indemnification items	$2,593	$1,778

As noted earlier, the FDIC indemnification recovery represents the recovery of amounts expected from the FDIC under loss sharing agreements due to incremental provisions for loan losses in the current period or the impairment (reduction) in the expected amounts to be recovered from the FDIC due to a negative provision in the current period. Impairment of the FDIC indemnification asset generally relates to the reduction in the amounts estimated to be received from the FDIC on pooled loans as a result of increases in cash flows. Since we experienced significant payoffs of loans in 2011, which caused an increase in interest income as noted above, we recognized we would not incur additional losses on those loans and would not receive recovery payments from the FDIC as a result. Therefore, the impairment of the FDIC indemnification asset was higher in 2011 compared to 2012.

Service charges and fee income decreased $575,000 to $2.1 million for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011. Compared to the year-ago quarter, overdraft fees were $355,000 lower in the quarter ended September 30, 2012. The continued decline in overdraft fees was due to fewer “free checking” accounts and regulatory changes that were first implemented in July 2010.  Subsequent guidance from bank regulatory agencies and the Company’s risk management practices have caused further reductions in overdraft fees as fewer clients qualify for participation in the Bank’s extended overdraft program. Service charges and fee income also declined due to a high level of income from our merchant banking and investment services during the quarter ended September 30, 2011 that did not recur in 2012. Together, fees from these services were $190,000 lower in the quarter ended September 30, 2012, compared to 2011. The 2011 period also included in service charges and fees incentive income related to the conversion of our merchant banking platform during fiscal year 2011.

Noninterest income includes pre-tax gains on sales of investments of $79,000 during the quarter ended September 30, 2012, compared to $607,000 for the quarter ended September 30, 2011. During the quarter ended September 30, 2012, we identified several mortgage-backed securities that had a high level of delinquent loans within the underlying collateral pools. While these investments were guaranteed by the Ginnie Mae, we elected to sell the mortgage-backed securities at a gain rather than wait for repayment of the loans that default.  During the quarter ended September 30, 2011, we identified approximately $27.6 million of mortgage-backed securities that evidenced a significant risk of prepayment and the possibility of negative recorded yields due to accelerated amortization of the purchase premiums on those investments if the prepayment speeds accelerated. As a result, we sold those investments at a gain to avoid the risk of negative recorded yields.

We changed our method of originating mortgage loans in January 2012. Previously, we directly originated one-to-four family residential loans for resale in the secondary market. Starting in January 2012, we now refer mortgage applications to a third party originator. As a result, we no longer report gains on sale of loans. The gain on sale of fixed assets and REO was $182,000 during the quarter ended September 30, 2012, compared to a gain on sale of fixed assets and REO of $61,000 during the same period a year earlier.

The Bank repaid its $48.3 million of outstanding borrowings with the FHLB on September 22, 2011. The prepayment penalty was $2.0 million recognized during the three months ended September 30, 2011.

Noninterest Expense. Noninterest expense for the quarter ended September 30, 2012, decreased $3.0 million or 22.6% to $10.5 million compared to $13.5 million for the quarter ended September 30, 2011, due to a significant reduction in personnel and integration costs as a result of the consolidation of operating systems of the acquired operations of LibertyBank and Community First Bank.

The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2012	2011	Amount	Percent

Compensation and benefits	$5,717	$7,081	$(1,364)	(19.3)%
Occupancy and equipment	1,466	1,656	(190)	(11.5)
Data processing	920	964	(44)	(4.6)
Advertising	219	474	(255)	(53.8)
Postage and supplies	210	351	(141)	(40.2)
Professional services	678	587	91	15.5
Insurance and taxes	503	502	1	0.2
Amortization of intangibles	137	168	(31)	(18.5)
Provision for REO	56	86	(30)	(34.9)
Other	580	1,675	(1,095)	(65.4)
Total noninterest expense	$10,486	$13,544	$(3,058)	(22.6)%

Compensation and benefits expense decreased $1.4 million during the quarter ended September 30, 2012, compared to the year ago quarter due to branch closings and the consolidation of operations that occurred during calendar year 2011. We closed five branches in December 2011, which resulted in less compensation expense in 2012. We announced and planned those closures during the quarter ended September 30, 2011, and, accordingly, recorded severance accruals of $225,000 during that period.

Additionally, on September 30, 2011, we merged our employee stock ownership (“ESOP”) and 401(k) plans into a single plan (“KSOP”) and refinanced the loans associated with the ESOP, which lowered the annual allocation of ESOP shares, compared to previous years. Compensation expense related to the KSOP was $203,000 during the quarter ended September 30, 2012, compared to $364,000 in the year-ago quarter for ESOP and 401(k) plan expenses. Expense related to the ESOP is recorded based on the fair value of the Company’s share price and, therefore, is subject to fluctuation in future periods.

Other operating expenses were $1.1 million lower during the three months ended September 30, 2012 compared to the same period in 2011 which included $1.1 million in charges related to branch closures announced in September 2011.  All other operating expenses, net, were $599,000 less during the quarter ended September 30, 2012, compared to the same period in the prior year, primarily due to fewer branches and employees in the 2012 period.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

Net income for the nine months ended September 30, 2012, was $1.6 million, or $0.11 per diluted share, compared to a net loss of $3.3 million, or $0.21 per diluted share, for the same period last year.  Net interest margin increased to 4.61% during the nine months ended September 30, 2012, compared to 3.69% during the same period a year earlier.

Net Interest Income. Net interest income before the provision for loan losses increased $517,000, or 1.5%, to $34.2 million for the nine months ended September 30, 2012, compared to $33.7 million for the same nine months of the prior year. The increase was attributable primarily to a lower cost of funds and incremental accretion income from loans purchased in the LibertyBank Acquisition. These increases were nearly offset by declines in outstanding loan balances during the nine months ended September 30, 2012.

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

	Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
	Increase/(Decrease) Due to
	Rate	Volume	Total

Interest-earning assets:
Loans and leases receivable, net	$1,889	$(4,107)	$(2,218)
Loans held for sale	--	(17)	(17)
Interest-bearing deposits in other banks	(15)	(173)	(188)
Investments available-for-sale	(158)	(2)	(160)
Total net change in income on interest-earning assets	$1,716	$(4,299)	(2,583)

Interest-bearing liabilities:
Savings deposits	$(61)	$--	(61)
Interest-bearing demand deposits	(177)	(5)	(182)
Money market accounts	(229)	(3)	(232)
Certificates of deposit	219	(1,285)	(1,066)
Total deposits	(248)	(1,293)	(1,541)
FHLB advances and other borrowings	(16)	(1,543)	(1,559)
Total net change in expense on interest-bearing liabilities	$(264)	$(2,836)	(3,100)
Total increase in net interest income			$517

Interest Income.  Total interest income for the nine months ended September 30, 2012, decreased $2.6 million, to $37.2 million, from $39.8 million for the nine months ended September 30, 2011. The decrease during the first nine months of 2012 was primarily attributable to a $176.4 million decrease in interest-earning assets, partially offset by a 47 basis point increase in the yield earned on those assets to 5.02% for the nine months ended September 30, 2012, as a result of a higher yield on loans through accretable income on purchased loan pools.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income (dollars in thousands):

	For the Nine Months Ended September 30,
	2012		2011		Decrease in
	Average Balance	Yield	Average Balance	Yield	Interest Income

Loans receivable, net of deferred fees	$444,989	9.11%	$530,493	8.20%	$(2,218)
Loans held for sale	--	--	814	4.13	(17)
Interest bearing deposits in other banks	100,524	0.24	194,002	0.25	(188)
Investments, available-for-sale	426,521	2.08	423,143	2.15	(160)
FHLB stock	17,713	--	17,717	--	--
Total interest-earning assets	$989,747	5.02%	$1,166,169	4.55%	$(2,583)

The average yield on loans increased due to accretion of discounts on purchased loans in the LibertyBank Acquisition.  There was no income on loans held for sale during the nine months ended September 30, 2012, as we ceased originating mortgage loans for sale in the secondary market in January 2012.

Interest Expense.  Managed reduction in certificates of deposits combined with lower average interest-bearing core deposits resulted in a reduced cost of funds during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Additionally, the Bank paid off all outstanding borrowings with the FHLB in September 2011, which reduced interest expense on borrowings during the nine months ended September 30, 2012, compared to the same period in 2011. The cost of funds on interest-bearing liabilities for the nine months ended September 30, 2012 was 0.54% compared to 0.86% for the nine months ended September 30, 2011. The following table details average balances, cost of funds and the change in interest expense (dollars in thousands):

	For the Nine Months Ended September 30,
	2012		2011		Decrease in
	Average Balance	Rate	Average Balance	Rate	Interest Expense

Savings deposits	$80,817	0.08%	$79,979	0.18%	$(61)
Interest-bearing demand deposits	245,048	0.18	238,503	0.28	(182)
Money market deposits	179,244	0.21	176,475	0.39	(232)
Certificates of deposit	241,412	1.28	407,171	1.11	(1,066)
FHLB advances and other borrowings	4,751	1.52	53,075	4.05	(1,559)
Total interest-bearing liabilities	$751,272	0.54%	$955,203	0.86%	$(3,100)

The decline in average certificates of deposits during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, was due to maturities of certificates of deposit primarily in the LibertyBank Acquisition deposit portfolio. Due to the significant amount of cash we received in the LibertyBank Acquisition, the low interest rate environment, and weak loan demand from creditworthy borrowers, we reduced our rates on deposits during 2011 and 2012, permitting certificates of deposit to decline. As noted earlier, we repaid all outstanding advances from the FHLB during the fiscal year ended September 30, 2011. At September 30, 2012, borrowings consisted of retail repurchase agreements.

Provision for Loan Losses. A negative provision for loan losses of ($1.1 million) was recorded during the nine months ended September 30, 2012, compared to a provision of $8.4 million for the same year-ago period.  The negative provision related to covered loans purchased in the CFB Acquisition was primarily due to some large recoveries realized during the first nine months of the year, which necessitated a negative provision of ($1.9 million).  This negative provision was partially offset, however, by a provision for loan losses on certain pools of loans purchased in the LibertyBank Acquisition totaling $822,000 during the nine months ended September 30, 2012. Net of amounts recorded in noninterest income as FDIC indemnification recovery/(provision), the impact of the provision for loan losses decreased income before taxes by $68,000 and $1.1 million during the nine months ended September 30, 2012, and 2011, respectively.

The following table details the impact of the provision for loan losses and the FDIC indemnification recovery on income before taxes for the nine months ended September 30, 2012 and 2011 (in thousands):

	For the Nine Months Ended September 30,
	2012	2011

Provision for loan losses on:
Noncovered originated loans	$--	$222
Covered loans – CFB Acquisition	(1,934)	5,220
Covered loans – LibertyBank Acquisition	822	2,954
Total gross provision for loan losses	(1,112)	8,396

Less: FDIC indemnification recovery/(provision) reported in noninterest income:
Noncovered originated loans	--	--
Covered loans – CFB Acquisition	(1,837)	4,959
Covered loans – LibertyBank Acquisition	657	2,358
Total FDIC indemnification recovery/(provision)	(1,180)	7,317

Net decrease (increase) to income before taxes:
Noncovered originated loans	--	222
Covered loans – CFB Acquisition	(97)	261
Covered loans – LibertyBank Acquisition	165	596--
Net decrease in income before income taxes	$68	$1,079

Noninterest Income. Noninterest income for the nine months ended September 30, 2012, was a negative ($322,000), compared to $8.8 million of noninterest income during the same period in the previous year. The significantly reduced amount in the current year was primarily due to the impairment of the FDIC indemnification asset, and the impact of the indemnification recovery related to the negative provision for loan losses, which totaled $8.0 million and $1.1 million, respectively, during the first nine months of 2012. The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	Amount	Percent

Service charges and fees	$6,491	$7,363	$(872)	(11.8)%
Gain on sale of loans	1	501	(500)	(99.8)
Gain on sale of investments available-for-sale	1,217	607	610	100.5
Gain on sale of fixed assets and repossessed assets	554	205	349	170.2
FDIC indemnification (recovery)	(1,180)	7,317	(8,497)	(116.1)
Accretion (impairment) of FDIC indemnification asset	(8,042)	(5,911)	(2,131)	(36.1)
Prepayment penalty on borrowings	--	(2,007)	2,007	100.0
Other	637	667	(30)	(4.5)
Total noninterest income	$(322)	$8,742	$(9,064)	(103.7)%

The following table presents noninterest income excluding the impact of FDIC indemnification items on all covered loans (in thousands):

	Nine Months Ended September 30,
	2012	2011

Total noninterest income, as reported	$(322)	$8,742
Less: FDIC indemnification recovery	(1,180)	7,317
Accretion (impairment) of FDIC indemnification asset	(8,042)	(5,911)
Total noninterest income, excluding FDIC indemnification items	$8,900	$7,336

The impairment of the FDIC indemnification asset was higher in 2012 due to higher expected cash flows in loan pools purchased in the LibertyBank Acquisition. As noted earlier, increases in estimated cash flows increase interest on loans through higher accretable yield on purchased loans.

Service charges and fee income decreased $872,000 to $6.5 million for the nine months ended September 30, 2012, compared to $7.4 million in the same period a year ago. Compared to the year-ago nine month period, overdraft fees were $921,000 lower in the nine months ended September 30, 2012 due to fewer “free checking” accounts and regulatory changes that were first implemented in July 2010. Losses on checking accounts declined $75,000 to $102,000 during the nine months ended September 30, 2012.

Noninterest income includes pre-tax gains on sales of investments of $1.2 million during the nine months ended September 30, 2012, compared to $607,000 for the nine months ended September 30, 2011. Most of the gains during 2012 were realized on U.S. Treasury bonds that were purchased during the first half of 2012 and the sales were executed as a result of the strong rally in the bond market subsequently in 2012.  The $607,000 gain during the September 2011 quarter was related to the sale of mortgage-backed securities.

The gain on sale of fixed assets and REO was $554,000 and $205,000 during the nine months ended September 30, 2012 and 2011, respectively.

Noninterest Expense. Noninterest expense for the nine months ended September 30, 2012, decreased $7.1 million or 18.0% to $32.6 million compared to $39.7 million for the nine months ended September 30, 2011, due to a significant reduction in personnel and integration costs as a result of the consolidation of operating systems of the acquired operations of LibertyBank and Community First Bank that was completed during the later part of the first half of fiscal year 2011 and branch closures that occurred during the fourth quarter of 2011.

The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Nine Months Ended September 30,		Decrease
	2012	2011	Amount	Percent

Compensation and benefits	$18,029	$21,042	$(3,013)	(14.3)%
Occupancy and equipment	4,543	5,051	(508)	(10.1)
Data processing	2,867	3,066	(199)	(6.5)
Advertising	596	909	(313)	(34.4)
Postage and supplies	763	998	(235)	(23.5)
Professional services	1,947	2,486	(539)	(21.7)
Insurance and taxes	1,585	2,244	(659)	(29.4)
Amortization of intangibles	433	530	(97)	(18.3)
Provision for REO	454	739	(285)	(38.6)
Other	1,335	2,626	(1,291)	(49.2)
Total noninterest expense	$32,552	$39,691	$(7,139)	(18.0)%

Compensation and benefits expense decreased $3.0 million during the nine months ended September 30, 2012, compared to the same year ago period due to branch closings and the consolidation of operations that occurred during calendar year 2011.  Compensation expense related to the KSOP was $596,000 during the nine months ended September 30, 2012, compared to $1.2 million in the year ago period for ESOP and 401(k) expense. The reduced expense in 2012 was a result of the merger of the ESOP and the 401(k) plan.

All other categories of expenses were $4.1 million in the aggregate lower during the nine months ended September 30, 2012 compared to the same period a year ago.  Occupancy and equipment expense was $508,000 lower in 2012 due to branch closures that occurred in late 2011. Professional services declined by $539,000 in 2012 compared to 2011 as a result of a number of information technology integration projects that were in process in the first half of 2011 that have since been completed. Insurance and taxes declined by $659,000 in 2012 primarily due to a change in the assessment base for deposit insurance premiums, as well as lower REO balances and fewer branches in 2012 and the timing of accruals for property taxes. Other operating expenses were $1.3 million lower, primarily due to $1.1 million of expenses incurred in September 2011 related to branch closures.

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

The primary sources of funds are customer deposits, loan repayments, sales and maturities of investments and, to a lesser extent, FHLB borrowings. These sources of funds are used to make loans, purchase investments and fund continuing operations. While maturities and the scheduled amortization of loans are generally predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition. The Company’s liquidity ratio (defined as the sum of cash and cash equivalents and investments available-for-sale divided by total assets) was 50.1% at September 30, 2012, compared to 48.7% at December 31, 2011. This high level of liquidity is primarily attributable to the LibertyBank Acquisition, as the Company received $313.9 million from the FDIC in connection with this acquisition and assumed $59.2 million of cash held by LibertyBank on the acquisition date. Funds obtained from the LibertyBank Acquisition have been invested primarily in investments since the acquisition date. We will continue to invest excess cash in medium-term investments, but will also conserve some cash in order to meet the demand of maturing certificates of deposit, prepare for the potential of rising interest rates, and to provide flexibility for potential acquisitions or repurchases of common stock.

At September 30, 2012, certificates of deposit totaled $217.0 million, or 25.3% of total deposits, including $113.0 million that are scheduled to mature within the next twelve months from September 30, 2012. We believe our current liquidity position and anticipated operating results are sufficient to fund known, existing commitments and activity levels.

At September 30, 2012, the Bank maintained a borrowing facility with the FHLB of Seattle equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At September 30, 2012, the Bank was in compliance with the collateral requirements and $101.9 million of the line of credit was available. Despite the fact no borrowings were outstanding September 30, 2012, the Bank from time to time can be highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet our growth plans or to meet short and long-term liquidity demands.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2012 (in thousands):

Contract or Notional Amount

Commitments to extend credit:
Fixed rate	$17,805
Adjustable rate	2,575
Undisbursed balance of loans closed	15,871
Unused lines of credit	68,877
Commercial letters of credit	1,882

Total	$107,010

Capital. Consistent with the Bank’s goal to operate a sound and profitable financial organization, efforts are ongoing to actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Company’s consolidated capital ratios at September 30, 2012, were as follows: Tier 1 capital 15.42%; Tier 1 (core) risk-based capital 37.34%; and total risk-based capital 38.61%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. The Bank’s regulatory capital ratios at September 30, 2012, were as follows: Tier 1 capital 13.49%; Tier 1 (core) risk-based capital 32.39%; and total risk-based capital 33.66%. As of September 30, 2012, the Bank exceeded all regulatory capital requirements and had a consolidated tangible capital ratio of 14.85%.

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

At September 30, 2012, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company’s 2011 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing, ongoing operational changes and the integration of the application systems of acquired businesses. These controls also relate to the accounting and reporting for acquired loans, which is highly subjective and requires significant estimation of future events. The Company also continued to implement control enhancements to remediate findings and deficiencies identified by its internal auditor and independent registered public accounting firm.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company reported on its Form 10-Q for the quarter ended June 30, 2010 that on June 25, 2010, a borrower of the Bank filed a Complaint and Demand for Jury Trial in Canyon County, Idaho, asserting a claim against the Bank for alleged breach of contract, breach of the covenant of good faith and fair dealing and violation of the Uniform Commercial Code in connection with a borrowing agreement between the borrower and the Bank. No specific dollar amount of damages was specified in the complaint, however, the borrower is seeking an award of damages sufficient to compensate the borrower for the foreseeable damages caused by the Bank’s alleged breaches as described above, including, but not limited to, lost profits, business devastation damages, the loss of goodwill and reputation in the business community and injury to its credit standing. The Bank believes the claims are without merit and has vigorously defended against these claims. The case is scheduled to go to a jury trial beginning in November 2012. In the opinion of management, based on currently available information, the resolution of this legal action is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of the Company’s 2011 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information about repurchases of common stock made by the Company during the quarter ended September 30, 2012:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1 – July 31, 2012	46,550	$10.01	46,550	697,570
August 1 – August 31, 2012	206,403	10.04	206,403	491,167
September 1 – September 30, 2012	468,291	10.29	468,291	22,876

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction (1)
2.2	Purchase and Assumption Agreement for LibertyBank Transaction (2)
3.1	Articles of Incorporation of the Registrant (3)
3.2	Amended and Restated Bylaws of the Registrant (4)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams (5)
10.2	Amended Severance Agreement with Eric S. Nadeau (5)
10.3	Amended Severance Agreement with R. Shane Correa (5)
10.4	Amended Severance Agreement with Cindy L. Bateman (5)
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (6)
10.6	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (3)
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (3)
10.8
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (3)

10.9	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (3)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with Len E. Williams (5)
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with Eric S. Nadeau (5)
10.12	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with R. Shane Correa (7)
10.13	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (8)
10.14	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (8)
10.15	Director Retirement Plan entered into by Home Federal Bank with each of its Independent Directors (9)
10.16	Transition Agreement with Daniel L. Stevens (10)
10.17	2008 Equity Incentive Plan (11)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements. (12)

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2009
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2010
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-146289) dated September 25, 2007
(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form 8-K dated April 2, 2012
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2011
(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006
(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)
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

Home Federal Bancorp, Inc.

Date: November 8, 2012	/s/ Len E. Williams
Len E. Williams
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2012	/s/ Eric S. Nadeau
Eric S. Nadeau
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements. *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.