Form 10-K
period 2012-12-31
Home Federal Bancorp, Inc.
filed 2013-03-15
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ]	Yes [ ]
As of March 4, 2013, there were 14,487,691 shares of the registrant’s common stock outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Global Select Market on June 30, 2012, was approximately $154,894,000 (14,751,783 shares at $10.50 per share).

DOCUMENTS INCORPORATED BY REFERENCE
Part II and Part III - Portions of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

HOME FEDERAL BANCORP, INC.
2012 ANNUAL REPORT ON FORM 10-K

1

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

•
the use of estimates in determining the fair value of certain of our assets or cash flows on purchased credit impaired loans, which estimates may prove to be incorrect and result in significant declines in valuation;

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

•	the possibility that the expected benefits from acquisitions will not be realized;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	adverse changes in the securities markets and the value of our investments;

•	the inability of key third-party providers to perform their obligations to us;

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed from time to time in our filings with the SEC, including this 2012 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. Such developments could have an adverse impact on our financial position and our results of operations.

Some of these and other factors are discussed in this Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in this document and in the documents incorporated by reference herein. Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this annual report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2013 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us” or the “Company” or "Home Federal Bancorp" refer to Home Federal Bancorp, Inc., and its consolidated subsidiaries, including Home Federal Bank ("Bank"), unless the context otherwise requires.

PART I.

Item 1. Business

Organization

Home Federal Bancorp, Inc., a Maryland corporation, was organized by Home Federal Mutual Holding Company (MHC), Home Federal Bancorp, Inc., and Home Federal Bank to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure (Conversion). Upon consummation of the Conversion, which occurred on December 19, 2007, the Company became the holding company for Home Federal Bank and now owns all of the issued and outstanding shares of the Bank’s common stock. As part of the Conversion, shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank and others. Concurrent with the offering, each share of MHC’s common stock owned by public shareholders was exchanged for 1.136 shares of the Company’s common stock, which resulted in an 853,133 increase in outstanding shares, with cash being paid in lieu of issuing any fractional shares.

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

On May 31, 2011, the Company completed its reorganization from a savings and loan holding company to a bank holding company regulated by the Board of Governors of the Federal Reserve System (Federal Reserve). In connection with the Company’s holding company reorganization, the Bank completed its charter conversion by converting from a federally-chartered stock savings bank to an Idaho commercial bank. As a result of the reorganization and charter conversion, the Company’s primary regulator changed from the Office of Thrift Supervision (OTS) to the Federal Reserve and the Bank’s primary regulator changed from the OTS to the Idaho Department of Finance (Department). The Bank continues to be regulated by the FDIC as insurer of its deposits.

On January 24, 2012, the Company reported its decision to change its fiscal year end to December 31 from a fiscal year ending on September 30, effective January 1, 2012. This change in fiscal year end makes the Company’s year-end coincide with the regulatory reporting periods now effective with the Company’s reorganization to a bank holding company and the Bank’s conversion to a commercial bank. As a result of the change in fiscal year, the Company filed a transition report on Form 10-QT covering the transition period from October 1, 2011 to December 31, 2011. References the Company makes to a particular year before 2012 in this report applies to the Company’s fiscal year and not the calendar year, unless otherwise noted.

Acquisition of Assets and Liabilities of Community First Bank. On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to assume all of the deposits and certain assets of Community First Bank, a full-service commercial bank, headquartered in Prineville, Oregon (CFB Acquisition). Community First Bank operated eight locations in central Oregon. Home Federal Bank assumed approximately $142.8 million of the deposits of Community First Bank. Additionally, Home Federal Bank purchased approximately $142.3 million of loans and $12.9 million of real estate and other repossessed assets (REO). The loans and REO purchased are covered by loss sharing agreements between the FDIC and Home Federal Bank which affords the Bank significant protection. Under the loss sharing agreements, Home Federal Bank will share in the losses on assets covered under the agreement (referred to as covered assets). The FDIC has agreed to reimburse Home Federal Bank for 80% of the first $34.0 million of losses and certain related expense and 95% of losses and expenses that exceed that amount. The loss sharing agreements provide support on non-single family loans for five years and for ten years on single family loans, from the date of the CFB Acquisition. This acquisition was accounted for as a purchase under Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations (SFAS No. 141), with the assets acquired and liabilities assumed recorded at their respective fair values.

Acquisition of Assets and Liabilities of LibertyBank. On July 30, 2010, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to assume all of the deposits and certain assets of LibertyBank, a full-service commercial bank headquartered in Eugene, Oregon (LibertyBank Acquisition). LibertyBank operated fifteen locations in central and western Oregon. The LibertyBank Acquisition consisted of assets with a fair value of approximately $690.6 million, including $373.1 million of cash and cash equivalents, $197.6 million of loans and leases and $34.7 million of securities. Liabilities with a fair value of $688.6 million were also assumed, including $682.6 million of deposits.

Included in the LibertyBank Acquisition were three subsidiaries of LibertyBank, which became subsidiaries of Home Federal Bank. Two of the subsidiaries, Liberty Funding, Inc., and Liberty Investment Services, Inc., had no business activities and were dissolved in September 2012. The third subsidiary, Commercial Equipment Lease Corporation (CELC) finances and leases equipment under equipment finance agreements and lease contracts, typically for terms of less than 5 years. The book value of the stock of CELC was $10.3 million on the date of the LibertyBank Acquisition. CELC conducted business in all fifty states, with a primary focus on Oregon, California and Washington State. Home Federal Bank is winding down the operations of CELC and the accounts of CELC have been consolidated in the accompanying Consolidated Financial Statements.

Home Federal Bank also entered into loss sharing agreements with the FDIC in the LibertyBank Acquisition. Under the loss sharing agreements, the FDIC has agreed to reimburse Home Federal for 80% of losses and certain related expenses on purchased REO and nearly all of the loans and leases of LibertyBank and CELC. The loss sharing agreements provide support on non-single family loans for five years and for ten years on single family loans, from the date of the LibertyBank Acquisition.

In September 2020, approximately ten years following the LibertyBank Acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss sharing agreements have been less than the intrinsic loss estimate, which was determined by the FDIC prior to the LibertyBank Acquisition. The payment amount will be 50% of the excess, if any, of 20% of the Total Intrinsic Loss Estimate of $60.0 million, which equals $12.0 million, less the sum of the following:

•	20% of the Net Loss Amount, which is the sum of all loss amounts on covered assets less the sum of all recovery amounts realized. This amount is not yet known;

•	25% of the asset premium (discount). This amount is ($7.5) million; and

•	3.5% of the total covered assets under the loss share agreements. This amount is $10.1 million.

The Company has estimated the minimum level of losses to avoid a true-up provision payment to the FDIC to be $46.7 million. At December 31, 2012, the Company accrued $528,000 as an estimate of the true-up provision obligation.

Business Activities

The Company’s primary business activity is the ownership of the outstanding common stock of Home Federal Bank. Home Federal Bancorp neither owns nor leases any property but instead uses the premises, equipment and other property of Home Federal Bank with the payment of appropriate management fees, as required by applicable law and regulations. At December 31, 2012, Home Federal Bancorp had no significant assets, other than $8.4 million of cash and cash equivalents, $10.1 million of mortgage-backed securities and all of the outstanding shares of Home Federal Bank, and had no significant liabilities.

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

At December 31, 2012, the Company had total assets of $1.0 billion, net loans of $409.8 million, deposit accounts of $850.9 million and stockholders’ equity of $179.8 million.

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

At December 31, 2012, the Bank operated through 28 full-service branches and two commercial loan production offices. In November 2012, the Bank announced plans to close four of its branches by February 28, 2013. We monitor the performance of our branches and analyze market growth opportunities, current market share, and client transaction levels in determining underperforming branches. We identified four branches located in Grants Pass, Medford and Bend, Oregon, as branches least likely to provide profitable returns in the long-term and decided to close them and transition clients to our nearest branch upon closure. Those branches are noted in the table under “Item 2. Properties.”

The following table summarizes key economic and demographic information about these market areas by state and county as compared to national trends:

	Median Household Income	Population Change	Projected Population Change	Unemployment Rate(1)		Total FDIC Deposits By County(2)		Home Federal Bank’s Deposit Market Share
	2011	2010-2011	2011-2016	Dec 2012	Dec 2011	June 2012	June 2011	June 2012
Idaho
Canyon	$41,205	1.38%	5.81%	7.5%	10.5%	$1,498	$1,468	12.0%
Ada	53,419	1.65	7.01	5.5	7.5	6,547	6,341	2.3
Gem	37,662	0.14	2.83	8.0	10.9	136	132	22.9
Elmore	38,729	0.21	1.71	7.3	9.1	151	143	18.8

Oregon
Deschutes	$48,310	1.29%	6.37%	10.8%	12.3%	$2,351	$2,354	7.5%
Lane	41,728	0.75	3.61	7.9	8.7	4,132	4,155	2.9
Josephine	36,136	0.24	2.53	11.4	11.6	1,211	1,247	6.6
Jackson	40,790	0.86	4.70	9.5	10.3	2,783	2,742	2.2
Crook	43,031	(0.50)	1.30	14.2	15.6	206	197	19.1
Jefferson	42,211	0.57	3.63	12.8	13.4	139	139	11.5

National	$50,227	0.63%	3.42%	7.8%	8.5%

(1) Not seasonally adjusted. December 2012 is preliminary.
(2) In millions. Excludes deposits in credit unions.
Source: FDIC, SNL Financial, Bureau of Labor Statistics

Idaho Region. The local economy is primarily urban with Boise, the state capital of Idaho, being the most populous city in Idaho, followed by Nampa and Meridian, the state’s second and third largest cities. Nearly 40% of the state’s population lives and/or works in the four counties of Ada, Canyon, Elmore and Gem that are served by Home Federal Bank. The population of the Boise-Nampa MSA is approximately 628,000 people.

The regional economy is well diversified with government, education, health care, manufacturing, high technology, and construction providing sources of employment. In addition, agriculture and related industries continue to be key components of the economy in southwestern Idaho. Generally, sources of employment are concentrated in Ada and Canyon counties and include the headquarters of Micron Technology and J.R. Simplot Company, and a Walmart distribution center. Other major employers include Hewlett-Packard, Idaho Power, two regional medical centers and Idaho state government agencies. Boise is also home to Boise State University, the state’s largest university.

The Treasure Valley has enjoyed strong population growth over the last ten years, which led to an increase in residential community developments. Historically, the unemployment rate has been lower than the national rate. The recent recession led to significant deterioration in residential home sales, caused acceleration in unemployment in the Treasure Valley from 2008 through 2010. These weak economic conditions created an over-supply of speculative construction and land development projects. During the build-up of residential construction, commercial real estate construction also accelerated and subsequently many speculative commercial construction projects became vacant, which contributed to falling property values. During 2012, the unemployment rate in the Boise-Nampa MSA fell quickly and residential and commercial construction activity increased significantly, particularly in Meridian, Idaho. As a result, general real estate values are rising after nearly two years of annual declines and the labor market has grown to levels near its pre-recession peak. However, overall economic output has not increased enough to support strong commercial loan growth from creditworthy borrowers. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K.

Central Oregon Region. Within Central Oregon, Home Federal Bank operates in Deschutes, Crook and Jefferson counties. Central Oregon has become a year-round destination resort for visitors and tourists worldwide offering premiere skiing, golfing, fishing, hiking, museums, biking, kayaking, festivals and world-class destination resorts. The largest communities in the Central Oregon Region are Bend, Redmond and Prineville. The population of the Bend MSA is approximately 160,000 people.

While much smaller than the Idaho Region, Central Oregon’s economy is primarily driven by healthcare, government, tourism and other service industries. St. Charles Medical Center in Bend is the largest private employer with Les Schwab Tires Centers, which is headquartered in Central Oregon, call centers and resorts also within the top ten employers in the region.

Central Oregon experienced rapid population growth and significant new construction occurred between 2003 and 2007 as the region’s natural beauty and resorts gained greater renown; however, this growth has slowed significantly during the recent four years. Commercial and residential real estate values increased rapidly as construction of retail centers and new residential developments maintained pace with population growth. The median home price in Bend and Redmond rose 70% between April 2005 and April 2007 when values peaked. However, the economic slowdown nationally has reduced spending on vacations and tourism traffic in the region, resulting in very high unemployment in many Central Oregon communities. Additionally, commercial real estate vacancies in the region rose quickly and the median home prices in September 2011 had fallen approximately 50% from their peak. While unemployment in this region remains above the national average, home values began to increase during the second half of 2012.

Western Oregon Region. A benefit from the LibertyBank Acquisition was the expansion of our markets into the communities of Eugene, Springfield, Medford and Grants Pass, Oregon. Eugene is Oregon’s second largest city with a population of more than 156,000 people. Manufacturing, retail trade and healthcare and social assistance make up nearly 40% of total employment in Lane County. Since the University of Oregon and a Federal courthouse are located there, government employment helps add stability to Lane County’s economy. While unemployment in Lane County has not been as severe as in Central Oregon, it has trended above national unemployment rates.

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

Operating Strategy

Management’s operating strategy centers on the continued development into a full-service, community commercial bank from a traditional savings and loan business model. Our goal is to continue to enhance our franchise value and earnings through acquisitions and organic growth in our banking operations, especially lending to small to medium-sized businesses, while maintaining the community-oriented client service and sales focus that has characterized our success to date. In order to be successful in this objective and increase stockholder value, we are committed to the following strategies:

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

Actively Search for Appropriate Acquisitions. In order to enhance our ability to deliver products and services in our existing markets and to expand into surrounding markets, we intend to search for acquisition opportunities. We consummated FDIC-assisted transactions in August 2009 and July 2010 that increased our assets by $881.0 million, based on the fair value of assets purchased on the acquisition dates. We believe that consolidation of community banks will continue to take place and further believe that with our capital and liquidity positions, our approach to credit management and our acquisition experience, we are well positioned to take advantage of acquisition opportunities that provide the potential for significant earnings growth and enhancement of our franchise value.

Expand Our Product Offerings. We continue our emphasis on originating commercial lending products that diversify our loan portfolio by increasing the percentage of assets consisting of commercial real estate and commercial business loans with higher risk-adjusted returns, shorter maturities and less valuation sensitivity to interest rate fluctuations. We also intend to selectively add products to provide diversification of revenue sources and to capture our customers’ full relationship by cross selling our loan and deposit products and services to our customers. We recently expanded our product offerings to include merchant banking and investment services as a third party agent and we launched a mobile banking product in 2012.

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

Competition

We face intense competition in originating loans and in attracting deposits within our targeted geographic markets. We compete by leveraging our full-service delivery capability comprised of 28 convenient branch locations, two commercial loan production offices, a network of automated teller machines, a call center and Internet banking, and by consistently delivering high-quality, individualized service to our clients that result in a high level of client satisfaction. Our key large-bank competitors are Wells Fargo, U.S. Bank, Chase, Key Bank and Bank of America. These competitors control approximately 55% of the deposit market within our footprint. Community bank competitors include Umpqua Bank, Bank of the Cascades, Washington Trust Bank and Pacific Continental Bank. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are an increasingly competing challenge for consumer deposit relationships.

Our competition for loans comes principally from mortgage brokers, commercial banks, credit unions and finance companies. Several other financial institutions, including those previously mentioned, have greater resources than us and compete with us for lending opportunities in our targeted market areas. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources and allocate their investment assets to regions of highest yield and demand. This competition for the origination of loans may limit our future growth and earnings prospects.

Subsidiaries and Other Activities

Home Federal Bank is the only subsidiary of Home Federal Bancorp. At December 31, 2012, Home Federal Bank had one active wholly-owned subsidiary of its own, Commercial Equipment Lease Corporation, which the Bank acquired through the LibertyBank Acquisition. The Bank also acquired a subsidiary through the CFB Acquisition, Community First Real Estate LLC, which owned three of our branches in Central Oregon and has no significant business activity. The Bank had three inactive subsidiaries, Idaho Home Service Corporation, Liberty Funding Inc. and Liberty Insurance Services, Inc. that had no business activities and were dissolved in September 2012.

Personnel

At December 31, 2012 we had 302 full-time equivalent employees compared to 395 at September 30, 2011. The reduction in personnel during fiscal year 2012 was primarily due to branch closures. In November 2012 we announced our intent to close four branches in February 2013 that will further reduce personnel. Our employees are not represented by any collective bargaining group. We believe our relationship with our employees is good.

Corporate Information

Our principal executive offices are located at 500 12th Avenue South, Nampa, Idaho, 83651. Our telephone number is (208) 466-4634. We maintain a website with the address www.myhomefed.com/ir. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, Proxy Statements, quarterly reports on Form 10-QT or Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission (SEC). We have also posted our code of ethics and board committee charters on this site.

Lending Activities

General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences. We also originate consumer loans, with an emphasis on home equity loans and lines of credit. While we intend to increase our commercial and small business loans, a substantial portion of our loan portfolio is currently secured by real estate, either as primary or secondary collateral. At December 31, 2012, real estate loans comprised 72.7% of our loan portfolio with 43.8% of gross loans secured by commercial real estate.

At December 31, 2012, the maximum amount of credit that we could have extended to any one borrower and the borrower’s related entities under applicable regulations was $22.3 million, although by internal policy we limit our exposure within a single borrower relationship to $12.0 million. The Senior Management Loan Committee, which includes executive management including the Bank's CEO, Chief Credit Officer, Chief Financial Officer and Senior Credit Officers, will approve loans once the aggregate borrowing relationship exposure exceeds $5.0 million. The Bank does not have a Board-level loan committee; however, if a single borrower relationship exceeds $12.0 million, the Senior Management Loan Committee must get approval from the Board of Directors. Additionally, the Board of Directors receives minutes of the activities of the Senior Management Loan Committee.

Based on outstanding principal balance, our largest single borrower relationship at December 31, 2012, was comprised of two commercial real estate loans on retail shopping centers totaling $13.6 million. The second largest lending relationship at that date totaled $8.2 million consisting of three loans including two term equipment notes and an operating line of credit. Our third largest borrower relationship at that date totaled $6.4 million consisting of two commercial real estate loans on office/warehouse buildings. The fourth largest lending relationship at that date was a multifamily loan on a 143-unit apartment building totaling $6.0 million. The fifth largest lending relationship at that date was comprised of two commercial real estate loans on medical office buildings totaling $5.7 million. The sixth largest lending relationship at that date was also $5.7 million and included a master line of credit, a development loan and two term loans to a residential real estate developer for speculative and presold single family homes. All of these loans are substantially secured by property or assets in our primary market area and except for one of the relationships (totaling $8.2 million to a not-for-profit corporation), loans made to corporations have personal guarantees in place as an additional source of repayment. The $8.2 million loan relationship is comprised of two term loans and a $1.4 million line of credit with the term loans subject to an 80% guarantee by the U.S. Department of Agriculture (USDA). The total commitment subject to the USDA guarantee is $8.5 million. In addition, 80% of losses on $20.0 million of these loans are covered by the FDIC under a purchase and assumption agreement with loss sharing. Loans underlying one of these lending relationships totaling $13.6 million were considered in the Watch category and another $6.4 million of the loans were classified as substandard at December 31, 2012.

At December 31, 2012, the largest lending relationship not covered by the loss sharing agreements totaled $8.2 million and consisted of three loans including two term equipment notes and an operating line of credit. The second largest noncovered lending relationship consisted of a $6.0 million multifamily loan on a 143-unit apartment building. The third largest noncovered lending relationship at that date totaled $5.7 million and was comprised of two commercial real estate loans on medical office buildings.

One-to-four Family Residential Real Estate Lending. We historically originated both fixed-rate loans and adjustable-rate loans in our residential lending program. Generally, these loans were originated to meet the requirements of Fannie Mae and Freddie Mac for sale in the secondary market to investors. We generally underwrote our one-to-four family loans based on the applicant’s employment, debt to income levels, credit history and the appraised value of the subject property. Generally, we lent up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans. In situations where we granted a loan with a loan-to-value ratio in excess of 80%, we generally required private mortgage insurance in order to reduce our exposure to 80% or less. Properties securing our one-to-four family loans are generally appraised by independent fee appraisers who have been approved by us. We required our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount equal to the regulatory maximum. Beginning in December 2011, we ceased the origination of one-to-four family loans for sale in the secondary market. Rather, we refer nearly all of residential mortgage loan applications to a third party originator that underwrites and closes the mortgage funding for the Bank’s clients. While we may choose to directly originate some residential mortgage loans for our own portfolio from time to time, we expect very few residential mortgage loans will be originated by the Bank for its portfolio or for sale in the secondary market going forward.

Real Estate Construction. Most construction loans we originate are written with maturities of up to one year, have interest rates that are tied to The Wall Street Journal prime rate plus a margin, and are subject to periodic rate adjustments tied to the movement of the prime rate. All builder/borrower loans are underwritten to the same standards as other commercial loan credits, requiring liquid working capital, sufficient net worth and established cash reserves believed sufficient to carry projects through construction completion and sale of the project. The maximum loan-to-value ratio on both pre-sold and speculative projects originated by us is 80%.

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

Our construction and land development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction and land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-

out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we generally require cash curtailments or additional collateral to support the shortfall.

Commercial and Multifamily Real Estate Lending. Multifamily and commercial real estate loans generally are priced at a higher rate of interest than one-to-four family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by multifamily or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. At December 31, 2012, $112.8 million, or 26.6%, of our loan portfolio was comprised of loans secured by nonowner-occupied commercial real estate loans, including $91.0 million in our noncovered loan portfolio. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

We target individual multifamily and commercial real estate loans to small and mid-size owner occupants and investors between $500,000 and $2.0 million; however, by internal policy as of December 31,2012, we can originate loans to one borrower up to $12.0 million. Commercial real estate loans are primarily secured by office and warehouse space, professional buildings, retail sites, multifamily residential buildings, industrial facilities and restaurants located in our primary market areas.

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

The maximum loan-to-value ratio for commercial and multifamily real estate loans is generally 75% - 80% on purchases and refinances, depending on the property type of the collateral. We require appraisals of all properties securing commercial and multifamily real estate loans. Appraisals are performed by independent appraisers designated by us or by our staff appraiser. We require our commercial and multifamily real estate loan borrowers with outstanding balances in excess of $500,000 to submit annual financial statements and rent rolls on the subject property. We also inspect the subject property at least every three to five years if the loan balance exceeds $250,000. We generally require a minimum pro forma debt coverage ratio of 1.25 times for loans secured by commercial and multifamily properties.

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

Consumer Lending. To a much lesser degree than commercial and construction loans, we offer a variety of consumer loans to our clients, including home equity loans and lines of credit, savings account loans, automobile loans, recreational vehicle loans and personal unsecured loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than mortgage loans.

At December 31, 2012, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit. Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a first or second mortgage on residential property. The maximum loan-to-value ratio is 80%, when taking into account both the balance of the home equity loan and the first mortgage loan. Home equity lines of credit allow for a ten-year draw period, plus an additional ten year repayment period, and the interest rate is tied to the prime rate as published in The Wall Street Journal, and may include a margin.

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

Commercial Business Lending. As part of our strategic plan, we are focusing on originating commercial business loans including lines of credit, term loans and letters of credit. However, the decline in economic activity that started in 2007 has limited our ability to originate commercial business loans. Commercial business loans totaled $3.1 million at September 30, 2006, however, through our acquisitions and organic originations, increased to $28.7 million at December 31, 2012, although this balance has declined significantly from the $49.8 million at September 30, 2011, as many of the loans in the acquisition portfolio have paid down. These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment and general investment. Loan terms vary from one to seven years. The interest rates on such loans are generally floating rates indexed to The Wall Street Journal prime rate plus a margin.

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

A significant portion of our commercial business loans ($12.3 million at December 31, 2012) were purchased from the FDIC in connection with the CFB and LibertyBank Acquisitions. All of the purchased commercial business loans in these acquisitions are covered under loss sharing agreements with the FDIC.

Commercial business loans include equipment finance agreements for the purchase of personal property, business equipment and titled vehicles and construction equipment. Generally these agreements have terms of 60 months or less and the lessee is granted title to the collateral at the end of the term. All of these financing agreements were assets of CELC, the operations of which were assumed by the Bank in the LibertyBank Acquisition, and nearly all of them are covered under a loss share agreement with the FDIC. Equipment finance agreements included in commercial business loans totaled $4.4 million at December 31, 2012, net of purchase accounting adjustments. CELC also originated leases on personal property and business assets under terms similar to those collateralized by the financing agreements described above, however, at the end of the lease term, the collateral is returned to CELC and subsequently sold through a nationwide network of brokers. Leases totaled only $583,000 at December 31, 2012, net of purchase accounting adjustments as compared to $2.8 million at September 30, 2011. Nearly all of the leases outstanding at December 31, 2012, were covered under a loss sharing agreement with the FDIC. Currently, no new leases or commercial loans are being originated by CELC as we have decided to wind down the operations of CELC over the next few years.

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

Loan Portfolio Analysis. We refer to loans and leases subject to the loss sharing agreements with the FDIC as “covered loans.” All loans purchased in the CFB Acquisition were covered loans. Consumer loans not secured by real estate that were purchased in the LibertyBank Acquisition are not subject to the loss sharing agreements. These loans totaled $1.6 million at December 31, 2012. All other loans and leases purchased in the LibertyBank Acquisition are covered loans. When appropriate within this Annual Report on Form 10-K, we segregate covered loans from our noncovered loan portfolio, since we are afforded significant protection from credit losses on covered loans due to the loss sharing agreements.

The following table summarizes covered loans by type of loan at the dates indicated (dollars in thousands):

			September 30,
	December 31, 2012		2011		2010		2009
	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$8,173	9.1%	$15,467	10.0%	$20,445	7.6%	$8,537	6.8%
Multifamily residential	3,325	3.7	8,787	5.7	10,286	3.8	6,270	5.0
Commercial real estate	48,579	54.3	60,779	39.2	83,794	31.1	61,601	48.7
Total real estate	60,077	67.1	85,033	54.9	114,525	42.5	76,408	60.5
Real estate construction:
One-to-four family residential	—	—	950	0.6	16,884	6.3	3,128	2.5
Multifamily residential	—	—	—	—	1,018	0.4	1,521	1.2
Commercial and land development	5,417	6.1	9,573	6.2	13,246	4.9	17,230	13.6
Total real estate construction	5,417	6.1	10,523	6.8	31,148	11.6	21,879	17.3
Consumer:
Home equity	10,279	11.5	13,765	8.9	16,124	6.0	6,728	5.3
Automobile	210	0.2	302	0.2	683	0.3	1,188	0.9
Other consumer	762	0.9	1,099	0.7	1,434	0.5	1,850	1.5
Total consumer	11,251	12.6	15,166	9.8	18,241	6.8	9,766	7.7
Commercial business	12,265	13.7	41,737	26.9	99,045	36.7	18,312	14.5
Leases	434	0.5	2,538	1.6	6,592	2.4	—	—
Gross loans	89,444	100.0%	154,997	100.0%	269,551	100.0%	126,365	100.0%
Allowance for loan losses	(3,917)		(5,140)		(3,527)		(16,812)
Loans receivable, net	$85,527		$149,857		$266,024		$109,553

The following table sets forth the composition of the Company’s loan portfolio, including covered and noncovered loans, by type of loan at the dates indicated (dollars in thousands):

	December 31,		September 30,
	2012		2011		2010		2009		2008
	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$87,833	20.8%	$125,640	26.0%	$157,574	24.7%	$178,311	33.0%	$210,501	45.2%
Multifamily residential	34,377	8.1	18,418	3.8	20,759	3.3	16,286	3.0	8,477	1.8
Commercial	185,132	43.8	205,929	42.6	228,643	35.9	213,471	39.5	151,733	32.6
Total real estate	307,342	72.7	349,987	72.4	406,976	63.9	408,068	75.5	370,711	79.6
Real estate construction:
One-to-four family residential	13,016	3.1	9,054	1.9	24,707	3.9	10,871	2.0	13,448	2.9
Multifamily residential	520	0.1	111	—	2,657	0.4	10,417	2.0	920	0.2
Commercial and land development	25,391	6.0	16,174	3.3	21,190	3.3	27,144	5.0	18,674	4.0
Total real estate construction	38,927	9.2	25,339	5.2	48,554	7.6	48,432	9.0	33,042	7.1
Consumer:
Home equity	41,793	9.9	48,901	10.1	56,745	8.9	53,368	9.9	52,954	11.4
Automobile	966	0.2	980	0.2	1,466	0.2	2,364	0.4	1,903	0.4
Other consumer	4,012	1.1	5,473	1.2	8,279	1.3	3,734	0.7	1,370	0.3
Total consumer	46,771	11.2	55,354	11.5	66,490	10.4	59,466	11.0	56,227	12.1
Commercial business	28,666	6.8	49,777	10.3	108,051	17.0	24,256	4.5	5,385	1.2
Leases	583	0.1	2,821	0.6	6,999	1.1	—	—	—	—
Gross loans	422,289	100.0%	483,278	100.0%	637,070	100.0%	540,222	100.0%	465,365	100.0%
Deferred loan costs (fees), net	85		(700)		(628)		(858)		(973)
Allowance for loan losses	(12,528)		(14,365)		(15,432)		(28,735)		(4,579)
Loans receivable, net	$409,846		$468,213		$621,010		$510,629		$459,813

The previous table reflects the declines in loan balances since the acquisitions as loans receivable, net, totaled $409.8 million at December 31, 2012, compared to $459.8 million at September 30, 2008. Beginning with the recession in in 2008 and continuing through the relatively weak economic conditions that persist currently, we have had limited organic lending opportunities. Additionally, we ceased originating one-to-four family loans for our portfolio in 2006. The decline in one-to-four family loans from $210.5 million at September 30, 2008, to $87.8 million at December 31, 2012, contributed significantly to the overall decline in net loans. Commercial business loans and leases declined primarily due to our decision to wind-down the operations of CELC shortly after the LibertyBank Acquisition, which resulted in a decline in the loans and leases of CELC from $59.5 million on July 30, 2010, the date of the LibertyBank Acquisition to $6.0 million in remaining principal balance at December 31, 2012. Lastly, the loan portfolios purchased in the acquisitions included a significant number of impaired and nonaccrual loans, which have since been written down, charged-off, or the collateral has been repossessed, which has also contributed to the overall decline in loan balances since the acquisition dates.

Loans by Contractual Maturity. The following table sets forth certain information at December 31, 2012, regarding the dollar amount of loans maturing based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments (in thousands). Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Real estate:
One-to-four family residential	$2,808	$3,075	$4,481	$14,976	$62,493	$87,833
Multifamily residential	292	1,449	94	18,864	13,678	34,377
Commercial	16,657	13,676	14,524	63,141	77,134	185,132
Total real estate	19,757	18,200	19,099	96,981	153,305	307,342
Real estate construction:
One-to-four family residential	8,647	3,177	1,192	—	—	13,016
Multifamily residential	520	—	—	—	—	520
Commercial and land development	10,262	13,296	—	1,765	68	25,391
Total real estate construction	19,429	16,473	1,192	1,765	68	38,927
Consumer:
Home equity	1,396	4,305	13,728	12,637	9,727	41,793
Automobile	36	259	468	138	65	966
Other consumer	1,317	958	602	584	551	4,012
Total consumer	2,749	5,522	14,798	13,359	10,343	46,771
Commercial business	6,792	7,975	5,830	4,045	4,024	28,666
Leases	251	332	—	—	—	583
Gross loans	$48,978	$48,502	$40,919	$116,150	$167,740	$422,289

The following table sets forth the dollar amount of all loans maturing more than one year after December 31, 2012, which have fixed interest rates and have floating or adjustable interest rates (in thousands):

	Floating or Adjustable Rate	Fixed Rate	Total
Real estate:
One-to-four family residential	$27,148	$57,877	$85,025
Multifamily residential	24,339	9,746	34,085
Commercial	143,058	25,417	168,475
Total real estate	194,545	93,040	287,585
Real estate construction:
One-to-four family residential	863	3,506	4,369
Commercial and land development	8,071	7,058	15,129
Total real estate construction	8,934	10,564	19,498
Consumer:
Home equity	31,921	8,476	40,397
Automobile	33	897	930
Other consumer	562	2,133	2,695
Total consumer	32,516	11,506	44,022
Commercial business	7,160	14,714	21,874
Leases	—	332	332
Gross loans	$243,155	$130,156	$373,311

Loan Solicitation and Processing. As part of our commercial banking strategy, we are focusing our efforts in increasing the amount of direct originations of commercial business loans, commercial and multifamily real estate loans and, to construction loans to builders and developers. Loan applications are initiated by loan officers and are required to be approved by our underwriting staff who has appropriately delegated lending authority. Loan officers do not have lending authority. Rather, all lending authority is centralized within our Credit Administration Team, which includes our Chief Credit Officer, our Senior Vice President – Senior Commercial Credit Officer, our Vice President – Senior Consumer Credit Officer, and other credit officers, none of whom receives production-based incentive compensation. Loans that exceed the underwriter’s lending authority must be approved by Credit Officers with adequate aggregate lending authority or the Senior Management Loan Committee once the aggregate borrowing relationship exposure exceeds $5.0 million. We require title insurance on real estate loans as well as fire and casualty insurance on all secured loans and on home equity loans and lines of credit where the property serves as collateral. As noted earlier, the Bank began referring nearly all one-to-four family loan applications through a third party originating broker beginning in December 2011.

Residential real estate loans are solicited through media advertising, direct mail to existing customers and by realtor referrals. One-to-four family loan applications are further supported by lending services offered through our Internet website, advertising, cross-selling and through our employees’ community service. One-to-four family loan applications are referred to a third party loan originator for underwriting, review and approval.

Loan Originations, Servicing, Purchases and Sales. During the year ended December 31, 2012, our total loan originations were $84.2 million, which did not include any loans originated for sale. Accordingly, we did not sell any first lien residential mortgages during the year ended December 31, 2012.

Historically, our one-to-four family home loans were generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of special community development loans originated under the Community Reinvestment Act. We fully underwrote residential first mortgage real estate loans with internal designated real estate loan underwriters in accordance with standards as provided by our Board-approved loan policy and utilize the Freddie Mac Loan Prospector and Fannie Mae Desktop Underwriter automated loan systems to ensure conformity with secondary market underwriting criteria. From 2006 through 2011, nearly all of our one-to-four family residential loans were sold into the secondary market with servicing released on a non-recourse basis. Starting in December 2011, we ceased directly originating one-to-four family residential loans and instead are referring applicants to a third party loan originator.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated (in thousands):

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
Loans originated:
Real estate:
One-to-four family residential (1)	$2,283	$3,023	$29,220	$31,209
Multifamily residential	8,744	2,061	1,087	52
Commercial	21,887	1,661	25,349	12,429
Total real estate	32,914	6,745	55,656	43,690
Real estate construction:
One-to-four family residential	10,595	101	27,279	36,927
Multifamily residential	520	—	—	3,617
Commercial and land development	23,246	2,489	13,860	4,497
Total real estate construction	34,361	2,590	41,139	45,041
Consumer:
Home equity	1,449	77	3,508	12,067
Automobile	456	116	374	411
Other consumer	1,147	185	1,658	3,540
Total consumer	3,052	378	5,540	16,018
Commercial business	13,862	3,587	37,337	42,286
Leases	—	—	—	—
Total loans originated	84,189	13,300	139,672	147,035
Loans purchased:
Net loans purchased in acquisitions	—	—	—	197,596
Other loans purchased	8,289	—	—	—
Loans sold:
One-to-four family residential	—	(4,749)	(30,240)	(26,937)
Principal repayments	(124,918)	(23,180)	(247,706)	(175,099)
Transfer to real estate owned	(10,038)	(3,881)	(21,214)	(24,659)
Increase (decrease) in allowance for loan losses and other items, net	2,416	206	3,644	(3,282)
Net increase (decrease) in loans receivable and loans held for sale	$(40,062)	$(18,304)	$(155,844)	$114,654

(1)
Includes originations of loans held for sale of $0, $2.7 million, $27.2 million and $31.2 million for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010, respectively.

Loan Origination and Other Fees. In some instances, we receive loan origination fees on our loan products. Loan fees generally represent a percentage of the principal amount of the loan, and are paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment.

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

A formal review process is a total reevaluation of the risks associated with the asset and is documented by completing an asset review report. Certain real estate-related assets must be evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of loss exposure and, consequently, the adequacy of valuation allowances. Appraisals on loans secured by consumer real estate are updated when the loan becomes 120 days past due, or earlier if circumstances indicate the borrower will be unable to repay the loan under the terms of the note. Additionally, appraisals are typically updated if the borrower requests a modification to their loan. On commercial business loans, appraisals are updated upon a determination that the borrower will be unable to repay the loan according to the terms of the note or upon a notice of default, whichever is earlier. Appraisals are updated on all loan types immediately prior to a foreclosure sale and at least annually thereafter once the collateral title has been transferred to us. The frequency of appraisal updates is based upon property type and market trends, with nearly all real estate owned currently being reappraised semi-annually.

The lending production and credit administration and approval departments are segregated to maintain objectivity. Certain loan types, including commercial real estate, multifamily and commercial business loans, are subject to periodic review through our quarterly loan review process, annual loan officer reviews, an annual credit review by an independent third party, and by our annual safety and soundness examinations by our primary regulator.

We generally assess late fees or penalty charges on delinquent loans of five percent of the monthly principal and interest amount. The borrower is given a 10- to 15-day grace period to make the loan payment depending on loan type. When a borrower fails to make a required payment when it is due, we institute collection procedures. The first notice is mailed to the borrower on the day following the expiration of the grace period requesting payment and assessing a late charge. Attempts to contact the borrower by telephone generally begin upon the 15th day of delinquency. If a satisfactory response is not obtained, continual follow-up contacts are attempted until the loan has been brought current. Before the 60th day of delinquency, attempts to interview the borrower are made to establish the cause of the delinquency, whether the cause is temporary, the attitude of the borrower toward the debt and a mutually satisfactory arrangement for curing the default.

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

Delinquent Loans. The following table shows our delinquent loans by the type of loan and number of days delinquent as of December 31, 2012, that were still accruing interest (dollars in thousands):

	Noncovered Loans Delinquent For:				Covered Loans Delinquent for 30 Days or More (1)
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Real estate:
One-to-four family residential	10	$715	—	$—	—	$—
Multifamily residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total real estate	10	715	—	—	—	—
Real estate construction:
One-to-four family residential	—	—	—	—	—	—
Multifamily residential	—	—	—	—	—	—
Commercial and land development	—	—	—	—	—	—
Total real estate construction	—	—	—	—	—	—
Consumer:
Home equity	3	38	—	—	1	30
Automobile	1	3	—	—	—	—
Other consumer	3	13	—	—	2	10
Total consumer	7	54	—	—	3	40
Commercial business	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total	17	$769	—	$—	3	$40

(1)	Covered loans include loans purchased in the CFB Acquisition. Loans acquired in the LibertyBank Acquisition have been pooled and are not separately reported as nonperforming loans under ASC 310-30.

Impaired and Purchased Credit Impaired Loans. A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due as scheduled according to the original terms of the agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of collateral, if the loan is collateral dependent. Estimated probable losses on non-homogeneous loans (generally commercial real estate and acquisition and land development loans) in the organic loan portfolio are allocated specific allowances. Therefore, impaired loans in our organic portfolio that are reported without a specific allowance are reported as such due to collateral or cash flow sufficiency, as applicable. Large groups of smaller balance homogeneous loans such as consumer secured loans, residential mortgage loans and consumer unsecured loans are collectively evaluated for potential loss. All other loans are evaluated for impairment on an individual basis. Acquisition, development and construction loans that have interest-only or interest reserve structures are reviewed at least quarterly and are reported as nonperforming or impaired loans if management determines the collectability of contractual principal or interest prior to or at maturity is less than probable. Evidence of impairment on such loans could include construction cost overruns, deterioration of guarantor strength and slowdown in sales activity.

The FDIC-assisted acquisitions have increased the complexity in reporting nonperforming loans and the allowance for loan and lease losses. For example, purchased credit impaired loans that have been aggregated into pools are not included in the tables of delinquent, nonaccrual or impaired loans within this report on Form 10-K. Loans in the Company’s organic portfolio have general and specific reserves allocated when management has determined it is probable a loss has been incurred. Loans in the Community First Bank portfolio were recorded and are currently accounted for under the business combination rules of SFAS No. 141 and Accounting Standards Codification Topic (ASC) 310-30. Loans in the Community First Bank portfolio that were not credit impaired on the date of purchase are allocated a general loss reserve. Loans that were credit impaired in the Community First Bank portfolio on the date of acquisition are reported at the present value of expected cash flows and an allowance for loan losses is not reported on these loans as impairments in excess of the acquisition-date fair value discount result in a partial charge-off of the loan’s remaining unpaid principal balance. The loans purchased in the LibertyBank Acquisition are accounted for under the business combination rules of ASC 805, which requires all loans acquired in the LibertyBank portfolio to be reported initially at estimated fair value. Accordingly, an allowance for loan losses was not carried over or recorded as of the date of the LibertyBank Acquisition. The Company elected to apply the accounting methodology of ASC 310-30 to all loans purchased in the LibertyBank Acquisition. As such, all loans purchased in the LibertyBank Acquisition have been aggregated into 22 different pools based on common risk characteristics including collateral and borrower credit rating and the portion of the fair value discount not related to credit impairment is accreted over the life of the loan into interest income. Each loan pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation; therefore, loans purchased in the LibertyBank Acquisition are not individually identified as nonperforming loans.

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

Our determination of the initial fair value of loans purchased in the FDIC-assisted acquisitions involved a high degree of judgment and complexity. The carrying value of the acquired loans reflects management’s best estimate of the amount to be realized from the acquired loan and lease portfolios. However, the amounts we actually realize on these loans could differ materially from the carrying value reflected in these financial statements, based upon the timing of collections on the acquired loans in future periods, underlying collateral values and the ability of borrowers to continue to make payments. Additionally, increases in expected cash flows in subsequent periods or early prepayments of pooled loans may result in an increase in interest income due to unaccreted purchase discounts. This has caused the Company's yield on loans, yield on assets and net interest margin to be higher than what those amounts would be based on the actual note rate of the pooled loans, individually. As the balance of pools decline, the impact on interest income is diminished, which caused yield on loans, yield on assets and net interest margin to decline to a normalized level. We anticipate significant declines in interest income on loans over the next two years as pooled loans reduce in balance.

Because of the loss sharing agreements with the FDIC on covered assets and related FDIC indemnification receivable asset, we do not expect that we will incur excessive losses on the acquired loans, based on our current estimates. The indemnified portion of charge-offs and provisions for loan losses on covered loans are recorded in noninterest income and result in an increase in the FDIC indemnification asset. Under the loss sharing agreements with the FDIC in the CFB Acquisition, our share of the first $34.0 million of losses and reimbursable expenses on covered assets (defined as loans, leases and REO) is 20%. Any loss on covered assets in excess of the $34.0 million tranche is limited to 5%. Under the loss sharing agreements in the LibertyBank Acquisition, our share of all losses and reimbursable expenses on covered assets is 20%.

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

Troubled debt restructurings totaled $11.8 million and $7.0 million at December 31, 2012 and September 30, 2011, respectively, with noncovered loans representing $11.5 million and $6.6 million of those amounts, respectively. Modifications to loans not accounted for as troubled debt restructurings totaled $1.2 million at December 31, 2012, including approximately $790,000 of modifications for noncovered loans. These loans were not considered to be troubled debt restructurings because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. Specific allowance amounts are approved by Senior Management and reviewed by the Bank’s Classified Asset Committee to address the risk specifically or we may allow the loss to be addressed in the general allowance. The doubtful category is generally a short-term interim step prior to charge off. Members of the Classified Asset Committee include the Bank’s Chief Credit Officer and Commercial Banking Team Leaders, as well as the Bank’s internal loan review director and other members of management in our Credit Administration department. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC, the Department and the Federal Reserve which can order the establishment of additional loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but require additional management oversight or possess minor credit weakness are designated by us as either “watch” or “special mention”, respectively.

In connection with the filing of periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our loans, as of December 31, 2012, we had classified loans of $51.5 million, net of purchase accounting adjustments, with $29.0 million in the noncovered loan portfolio. The aggregate amounts of classified loans at the dates indicated were as follows (in thousands):

	December 31, 2012			September 30, 2011
	Covered	Noncovered	Total	Covered	Noncovered	Total
Classified loans:
Substandard	$22,444	$29,006	$51,450	$41,965	$40,645	$82,610
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$22,444	$29,006	$51,450	$41,965	$40,645	$82,610

The total amount of noncovered classified assets (the loans in the table above plus REO) represented 18.51% of total stockholders’ equity and 3.17% of total assets as of December 31, 2012.

Potential Problem Loans. Potential problem loans are loans that do not yet meet the criteria for placement on non-accrual status, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of the borrowers to comply with present loan repayment terms. This may result in the future inclusion of such loans in the non-accrual loan category. As of December 31, 2012, the aggregate amount of potential problem loans was $37.1 million, which includes loans that were rated “Substandard” under the Bank’s risk grading process that are included in the classified loan table above but were not on non-accrual status. Noncovered loans included in that amount were $19.4 million at December 31, 2012. The $19.4 million balance of noncovered potential problem loans is primarily comprised of $18.2 million in loans secured by commercial real estate, $878,000 of loans secured by one-to-four family residential real estate, and $280,000 of various other loan types.

Real Estate Owned and Other Repossessed Assets (REO). Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. Other repossessed collateral, including autos, are also recorded at fair value, less costs to sell. As of December 31, 2012, we had $10.4 million in REO with $6.1 million, after fair value purchase adjustments, subject to the loss share agreement with the FDIC.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans delinquent 90 days or more and still accruing, REO, and loans that are not delinquent but exhibit weaknesses that have evidenced doubt as to our ability to collect all contractual principal and interest and have been classified as impaired under ASC Topic 310-10-35. When a loan becomes 90 days delinquent, we typically place the loan on nonaccrual status. However, as noted earlier, loans purchased in the LibertyBank Acquisition were pooled and a pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation; therefore, loans purchased in the LibertyBank Acquisition are not individually identified as nonperforming loans. Loans purchased in the CFB Acquisition were not pooled; therefore, loans that are on nonaccrual status, or are 90 days past due and still accruing are reported as nonperforming loans.

The following table bifurcates our nonperforming assets into covered and noncovered as of December 31, 2012 and September 30, 2011 (in thousands):

	December 31, 2012			September 30, 2011
	Covered Assets (1)	Noncovered Assets	Total	Covered Assets (1)	Noncovered Assets	Total
Nonperforming loans:
Real estate construction	$248	$811	$1,059	$2,351	$1,248	$3,599
Commercial and multifamily residential real estate	4,108	4,552	8,660	8,320	5,887	14,207
One-to-four family residential	338	3,240	3,578	648	4,906	5,554
Other	95	994	1,089	298	904	1,202
Total nonperforming loans	4,789	9,597	14,386	11,617	12,945	24,562
REO and other repossessed assets	6,111	4,275	10,386	16,163	7,275	23,438
Total nonperforming assets	$10,900	$13,872	$24,772	$27,780	$20,220	$48,000

(1)
Covered assets include loans purchased in the CFB Acquisition and all covered REO, including those purchased in the LibertyBank Acquisition. Loans acquired in the LibertyBank Acquisition have been pooled and are not separately reported as nonperforming loans.

The following table sets forth information with respect to our nonperforming assets and troubled debt restructurings within the meaning of ASC 310-10-35 at the dates indicated (dollars in thousands).

	December 31,	September 30,
	2012 (1)	2011	2010	2009	2008
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$3,578	$5,554	$4,328	$10,617	$1,518
Multifamily residential	825	1,393	3,052	1,753	—
Commercial	7,835	12,814	15,839	10,750	100
Total real estate	12,238	19,761	23,219	23,120	1,618
Real estate construction	1,059	3,599	8,829	11,611	7,991
Consumer	738	483	1,371	544	316
Commercial business and leases	351	719	1,259	3,217	20
Total nonaccrual loans	14,386	24,562	34,678	38,492	9,945
Accruing loans with are contractually past due 90 days or more	—	—	344	—	—
Total of nonaccrual and 90 days past due loans	14,386	24,562	35,022	38,492	9,945
Repossessed assets	97	143	382	412	—
Real estate owned	10,289	23,295	30,099	17,979	650
Total nonperforming assets	$24,772	$48,000	$65,503	$56,883	$10,595

Nonperforming covered assets included above	$10,900	$27,780	$45,836	$34,224	$—
Nonperforming noncovered assets included above	13,872	20,220	19,667	22,659	10,595
Nonperforming noncovered loans as a percent of noncovered loans	2.88%	3.94%	2.64%	2.93%	2.14%
Troubled debt restructurings	$11,825	$7,011	$10,110	$4,700	$812
Interest forgone on nonaccrual loans (2)	1,989	1,729	2,820	1,366	182

(1)
Includes $6.0 million and $164,000 of noncovered TDRs and covered TDRs, respectively, classified as nonaccrual at December 31, 2012, as compared to $6.3 and $259,000 of noncovered TDRs and covered TDRs, respectively, classified as nonaccrual at September 30, 2011.

(2)	If interest on the loans classified as nonaccrual had been accrued, interest income in these amounts would have been recorded on nonaccrual loans for the periods shown.

Allowance for Loan Losses. We review the allowance loan losses on a quarterly basis and record a provision for loan losses based on the risk composition of the loan portfolio, delinquency levels, loss experience, economic conditions, bank regulatory examination results, seasoning of the loan portfolios and other factors related to the collectability of the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

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

At the time of the CFB Acquisition, we applied SFAS No. 141, Business Combinations, which was superseded by ASC 805 (formerly SFAS No. 141(R)). We were not permitted to apply ASC 805 to the CFB Acquisition as it occurred prior to the accounting standard’s effective date for the Company. As such, we established an allowance for loan losses in accordance with industry practice under SFAS No. 141. Conversely, no allowance for loan losses was established on loans purchased in the LibertyBank Acquisition on the acquisition date as we applied ASC 805 to the LibertyBank Acquisition and the purchased loans were aggregated into pools and accounted for under ASC 310-30. An allowance for loan losses has since been established on certain loan pools purchased in the LibertyBank Acquisition because the net present value of cash flows expected to be received from loans in these certain pools became impaired subsequent to the acquisition date when compared to the original estimated cash flows for those pools.

The allowance for loan losses on noncovered loans consists of specific reserves allocated to individually reviewed loans and general reserves on all other noncovered originated loans. Commencing in April 2011, we changed our accounting policy for specific allowances on noncovered originated loans in process of foreclosure. Previously, we would maintain a specific reserve on these noncovered impaired loans. Since April 2011, we now treat such deficiencies on loans in process of foreclosure as “Loss” under our credit grading process and partially charge down the loan balance to our estimated net recoverable value, which removes the specific reserve previously recorded. As noted above, we record a general allowance on loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30. Loans purchased in the CFB Acquisition that are accounted for under ASC 310-30 are partially charged down to the estimated net recoverable value if estimated losses exceed the fair value discount established on the acquisition date. Lastly, an allowance for loans purchased in the LibertyBank Acquisition is not established unless the net present value of cash flows expected to be received for loans in the individual acquired loan pools become impaired.

Management believes the allowance for loan losses as of December 31, 2012, and the fair value adjustments under ASC 310-30 represent our best estimate of probable incurred losses inherent in our loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. The preliminary estimated fair values of loans purchased in the LibertyBank Acquisition were highly subjective. The amount that we ultimately realize on these assets could differ materially from the carrying value reflected in our financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Changes to the preliminary estimated fair values of assets purchased in the LibertyBank Acquisition may occur in subsequent periods up to one year from the date of acquisition.

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

	December 31,			September 30,
	2012			2011			2010			2009				2008
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total	Loan Balance	Allowance by Loan Category	Percent of Loans to Total	Loan Balance	Allowance by Loan Category	Percent of Loans to Total	Loan Balance	Allowance by Loan Category	Percent of Loans to Total		Loan Balance	Allowance by Loan Category	Percent of Loans to Total
Noncovered loans:
Real estate:
One-to-four family residential	$79,660	$1,403	23.9%	$110,173	$1,396	33.6%	$137,128	$3,165	37.3%	$169,774	$2,364	41.0%		$210,501	$849	45.2%
Commercial and multifamily	167,605	3,776	50.4	154,781	5,003	47.1	155,322	5,188	42.3	161,886	5,511	39.1		160,210	1,415	34.4
Total real estate	247,265	5,179	74.3	264,954	6,399	80.7	292,450	8,353	79.6	331,660	7,875	80.1		370,711	2,264	79.6
Real estate construction	33,510	966	10.1	14,816	898	4.5	17,406	1,427	4.7	26,553	1,609	6.5		33,042	1,650	7.1
Consumer	35,519	1,798	10.7	40,188	1,641	12.3	48,249	1,655	13.1	49,700	2,212	12.0		56,227	586	12.1
Commercial business	16,401	637	4.9	8,040	211	2.4	9,006	470	2.5	5,943	227	1.4		5,385	79	1.2
Leases	150	31	—	283	76	0.1	408	—	0.1	—	—	—	—	—	—	—
Total noncovered loans	332,845	8,611	100.0%	328,281	9,225	100.0%	367,519	11,905	100.0%	413,856	11,923	100.0%		465,365	4,579	100.0%
Covered loans (1):
Real estate	24,336	2,156		32,480	1,674		41,284	2,311		60,414	8,212			—	—
Real estate construction	2,105	474		3,961	2,569		6,940	448		14,413	7,108			—	—
Consumer	5,358	559		7,079	371		8,311	248		9,766	995			—	—
Commercial business	3,832	728		9,792	526		9,910	520		15,550	497			—	—
Covered loans with allowance	35,631	3,917		53,312	5,140		66,445	3,527		100,143	16,812			—	—
Covered loans with no allowance (2)	53,813	—		101,685	—		203,106	—		26,223	—			—	—
Total covered loans	89,444	3,917		154,997	5,140		269,551	3,527		126,366	16,812			—	—
Total gross loans	$422,289	$12,528		$483,278	$14,365		$637,070	$15,432		$540,222	$28,735			$465,365	$4,579

(1)	Loans covered by loss sharing agreements with the FDIC. Loan balances and allowance for loan losses are reported separately from indemnifiable loss amounts estimated to be receivable from the FDIC.

(2)
No allowance was recorded on covered loans purchased in the LibertyBank Acquisition or on loans purchased in the CFB Acquisition that were individually accounted for under ASC 310-30 at December, 31, 2012 or September 30, 2011, 2010, 2009 or 2008, as loan balances are reported at the net present value of estimated cash flows and no impairment subsequent to the acquisition date has been incurred in excess of original estimated cash flows as of those dates.

The following table sets forth an analysis of our allowance for loan losses on noncovered loans at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010	2009	2008
Noncovered loans:
Allowance at beginning of period	$9,947	$9,225	$11,905	$11,923	$4,579	$2,988
Provisions for loan losses	—	—	1,122	9,250	16,085	2,431
Recoveries:
Real estate	180	43	432	64	122	—
Real estate construction	52	1,087	604	104	15	—
Consumer	82	38	126	17	100	24
Commercial business	12	—	142	113	1	—
Total recoveries	326	1,168	1,304	298	238	24
Charge-offs:
Real estate	(985)	(366)	(2,401)	(7,494)	(2,490)	(665)
Real estate construction	—	(3)	(668)	(653)	(4,452)	—
Consumer	(582)	(77)	(1,734)	(1,216)	(1,843)	(199)
Commercial business	(95)	—	(303)	(203)	(194)	—
Total charge-offs	(1,662)	(446)	(5,106)	(9,566)	(8,979)	(864)
Net charge-offs (recoveries)	(1,336)	722	(3,802)	(9,268)	(8,741)	(840)
Allowance at end of period	$8,611	$9,947	$9,225	$11,905	$11,923	$4,579
Allowance for loan losses on noncovered loans as a percentage of noncovered loans	2.59%	3.06%	2.81%	3.24%	2.88%	0.98%
Allowance for loan losses on noncovered loans as a percentage of nonperforming noncovered loans	89.73	63.38	71.26	122.74	101.19	46.04
Net charge-offs on noncovered loans as a percentage of average noncovered loans outstanding during the period	0.40	(0.88)	1.09	2.51	1.82	0.18

The following table details activity in the allowance for loan losses on covered loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30 and does not consider the impact of amounts received from the FDIC under the loss sharing agreement related to such activity at the dates and for the periods indicated (in thousands):

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010	2009
Covered loans:
Allowance at beginning of period	$4,224	$5,140	$3,527	$16,812	$—
Provisions for loan losses	(1,765)	(474)	10,274	1,050	—
Addition to allowance due to acquisitions	—	—	—	—	16,812
Adjustment in preliminary estimated losses	—	—	—	(9,210)	—
Recoveries:
Real estate	2,071	2	176	16	—
Real estate construction	944	66	792	—	—
Consumer	—	—	24	—	—
Commercial business	105	4	376		—
Total recoveries	3,120	72	1,368	16	—
Charge-offs:
Real estate	(319)	(224)	(3,667)	(1,865)	—
Real estate construction	(298)	(80)	(5,056)	(2,117)	—
Consumer	(522)	(129)	(404)	(312)	—
Commercial business	(523)	(81)	(902)	(847)	—
Total charge-offs	(1,662)	(514)	(10,029)	(5,141)	—
Net recoveries (charge-offs)	1,458	(442)	(8,661)	(5,125)	—
Allowance at end of period	$3,917	$4,224	$5,140	$3,527	$16,812

Investment Activities

General. Federal banking regulations permit us to invest in various types of liquid assets, including U.S. Treasury obligations, securities of U.S. Government-sponsored enterprises, certificates of deposit of federally-insured banks and savings associations, bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, we also may invest a portion of our assets in commercial paper and corporate debt securities.

Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. Our investment policies generally limit investments to Treasury notes, mortgage-backed securities, obligations of U.S. government sponsored enterprises, municipal bonds, certificates of deposit and marketable corporate debt obligations. Investment in mortgage-backed securities includes those issued or guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae and the Veterans Administration (each a U.S. government sponsored enterprise or GSE). We also have purchased investments issued or guaranteed by the Federal Home Loan Bank System and the U.S. Small Business Administration.

From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in loan originations, deposits and other activities.

The following table sets forth the composition of our investment securities portfolios at the dates indicated (in thousands):

	December 31,		September 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Obligations of U.S. Government Sponsored Enterprises (GSE)	$56,179	$57,660	$81,751	$82,303	$51,844	$52,022
Obligations of states and political subdivisions	38,932	40,890	14,855	15,605	6,786	6,789
Corporate note, FDIC-guaranteed	—	—	1,008	1,011	1,022	1,025
Mortgage-backed securities:
Fannie Mae	194,416	200,118	127,773	132,022	93,481	96,417
Freddie Mac	76,845	79,688	95,757	99,577	104,823	108,264
Ginnie Mae	37,634	38,954	46,108	46,896	8,763	8,814
Veterans Administration	2,795	2,912	3,127	3,108	1,425	1,425
Private label	287	283	369	325	449	424
Total	$407,088	$420,505	$370,748	$380,847	$268,593	$275,180

At December 31, 2012, we believe that it is more likely than not that the Company has the ability and intent to hold the securities with a fair value less than amortized cost until their value has recovered to amortized cost.

We received a significant balance of cash due to liabilities assumed in the LibertyBank Acquisition exceeding the book value of assets purchased. We have purchased a significant amount of investment securities since the LibertyBank Acquisition to invest this excess liquidity, with most of those purchases being comprised of mortgage-backed securities issued and guaranteed by U.S. Government-sponsored enterprises. We also purchased some obligations of state and local political subdivisions, but we were selective in our purchases, focusing on highly-rated and well-covered issues with strong cash flow coverage and revenue support. We have focused on mortgage-backed securities and other securities with medium-term durations to ensure the cash flow and liquidity remains strong to assist with strategic initiatives, such as acquisitions, and to protect our interest income against rising interest rates. To that end, we have targeted an average effective duration for our securities portfolio between 2.5 and 3.5 years. At December 31, 2012, we estimate the effective duration of our portfolio to be 3.0 years.

The table below sets forth information regarding the amortized cost, weighted average yields and maturities or periods to repricing of our investment portfolio at December 31, 2012 (dollars in thousands), without giving effect to contractual or estimated prepayments on mortgage-backed securities:

	Amounts Due or Repricing Within:
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available-for-sale:
Obligations of U.S. Government Sponsored Enterprises (GSE)	$22,325	0.55%	$6,430	1.70%	$6,707	2.21%	$20,717	2.06%	$56,179	1.44%
Obligations of states and political subdivisions	—	—	—	—	12,159	3.15	26,773	3.24	38,932	3.21
Mortgage-backed securities, GSE-issued	14,573	2.55	10,430	1.88	142,377	2.02	144,310	1.91	311,690	1.99
Mortgage-backed securities, private label	287	2.62	—	—	—	—	—	—	287	2.62
Total	$37,185	1.35%	$16,860	1.81%	$161,243	2.11%	$191,800	2.11%	$407,088	2.03%

(1)
Interest and dividends are reported on a tax-equivalent basis, adjusted for a 34% federal tax rate since the interest and dividends are tax exempt. For available-for-sale securities carried at fair value, the weighted average yield is computed using amortized cost.

The following table sets forth certain information with respect to each issuer of securities, without regard to type of security, which had an aggregate book value in excess of 10% of our total equity at December 31, 2012 (in thousands):

	Amortized Cost	Fair Value
Available-for-sale:
Fannie Mae	$200,439	$206,194
Freddie Mac	79,913	82,773
Ginnie Mae	37,634	38,954
U.S. Small Business Administration	31,934	33,005

Federal Home Loan Bank Stock. As a member of the FHLB of Seattle, the Bank is required to own its capital stock. The amount of stock the Bank holds is based on percentages specified by the FHLB of Seattle on outstanding advances. The redemption of any excess stock the Bank holds is at the discretion of the FHLB of Seattle. At December 31, 2012, the carrying value of FHLB stock was $17.4 million.

Over the last two years, the FHLB of Seattle has reported a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (FHFA), its primary regulator. As a result, the FHLB has stopped paying a dividend and stated that it would suspend the repurchase and redemption of outstanding common stock until its retained earnings deficiency was cured. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. Any dividends on, or repurchases of, the FHLB of Seattle stock require consent of the FHFA. The FHFA recently approved the FHLB of Seattle to repurchase a portion of its stock and the FHLB of Seattle stock purchased $158,000 of stock from us in September 2012 and an additional $158,000 in December 2012. The FHLB has communicated to its members, including us, that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market and credit risk of the FHLB's private label mortgage backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB's balance sheet. In this regard, the FHLB of Seattle reported that in September 2012 that the FHFA reclassified the FHLB of Seattle to be adequately capitalized. As a result, the Bank has not recorded an other-than-temporary impairment on its investment in FHLB stock. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment. Further deterioration in the FHLB's financial position may, however, result in impairment in the value of our FHLB securities, or the requirement that the Bank contribute additional funds to recapitalize the FHLB, or reduce the Bank's ability to borrow funds from the FHLB, which may impair the Bank's ability to meet liquidity demands.

Bank-Owned Life Insurance. We have purchased bank-owned life insurance policies (BOLI) to offset employee benefit costs. At December 31, 2012, we had a $15.9 million investment in general account life insurance contracts. The potential death benefits as of December 31, 2012 were $31.8 million. The policies have been issued by six insurance companies. All of the insurance companies that issued the policies in the Bank’s BOLI portfolio had investment grade ratings by Standard & Poor’s and A.M. Best at December 31, 2012, and all of these carriers have very high Comdex composite scores at December 31, 2012.

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

Changes in our deposit composition reflect our strategy to reduce reliance on certificates of deposit. Interest-bearing and noninterest-bearing checking, savings and money market accounts, which we collectively refer to as “core deposits”, comprised 75.4% of our total deposits at December 31, 2012. We believe core deposits have greater stability and higher profitability than certificates of deposit. We rely on marketing activities, convenience, customer service and the availability of a broad range of competitively priced deposit products and services to attract and retain customer deposits.

Deposits. With the exception of our Health Savings Accounts, which totaled $23.8 million at December 31, 2012, substantially all of our depositors are residents and businesses located in the states of Idaho and Oregon. Deposits are attracted from within our market areas through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates and terms to maturity. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

Deposit Activities. The following table sets forth the total deposit activities of Home Federal Bank for the periods indicated (in thousands):

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
Balance at beginning of period	$906,099	$959,509	$1,189,662	$514,858
Deposits assumed in acquisitions at fair value	—	—	—	682,569
Net decrease in deposits before interest credited	(59,022)	(54,622)	(236,944)	(14,350)
Interest credited	3,811	1,212	6,791	6,585
Net increase (decrease) in deposits	(55,211)	(53,410)	(230,153)	674,804
Balance at end of period	$850,888	$906,099	$959,509	$1,189,662

Time Deposits by Rate. The following table sets forth the time deposits in Home Federal Bank classified by contractual rate as of the dates indicated (in thousands):

	December 31,	September 30,
	2012	2011	2010
0.00-0.99%	$112,215	$130,183	$59,356
1.00-1.99	29,262	62,009	280,261
2.00-2.99	32,774	69,288	168,664
3.00-3.99	33,038	35,773	47,631
4.00 and above	1,953	13,046	20,123
Total	$209,242	$310,299	$576,035

Time Deposits by Maturity. The following table sets forth the amount and maturities of time deposits at December 31, 2012 (in thousands):

	One Year or Less	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	After Four Years Through Five Years	After Five Years	Total
0.00-0.99%	$85,436	$20,491	$2,266	$1,694	$2,328	$—	$112,215
1.00-1.99	3,435	1,419	6,463	11,992	5,718	235	29,262
2.00-2.99	13,180	2,608	16,612	374	—	—	32,774
3.00-3.99	3,638	20,512	8,874	4	—	10	33,038
4.00 and above	1,672	215	50	—	10	6	1,953
Total	$107,361	$45,245	$34,265	$14,064	$8,056	$251	$209,242

The following table sets forth information concerning our time deposits and other deposits at December 31, 2012 (dollars in thousands):

Weighted Average Interest Rate	Original Term	Category	Amount	Percentage of Total Deposits
—%	n/a	Noninterest-bearing demand deposits	$142,207	16.7%
0.18	n/a	Interest-bearing demand deposits	225,017	26.5
0.15	n/a	Money market accounts	167,202	19.7
0.10	n/a	Health savings accounts	23,819	2.8
0.05	n/a	Savings deposits	83,401	9.8
		Certificates of deposit:
0.69%	1-11 months	Fixed term, fixed rate	107,361	12.6
1.87	12-23 months	Fixed term, fixed rate	45,245	5.3
2.48	24-35 months	Fixed term, fixed rate	34,265	4.0
1.43	36-47 months	Fixed term, fixed rate	14,064	1.7
1.09	48-60 months	Fixed term, fixed rate	8,056	0.9
1.64	Over 60 months	Fixed term, fixed rate	251	—
		Total certificates of deposit	209,242	24.5
		Total deposits	$850,888	100.0%

Jumbo Certificates. Jumbo certificates of deposit are certificates in amounts of $100,000 or more. We experienced a $38.4 million decrease in jumbo certificates from September 30, 2011 to December 31, 2012, primarily due to the significant maturities of higher-rate certificates of deposit assumed in the LibertyBank Acquisition and our pricing decisions intended to reduce these deposits. The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2012 (in thousands):

Maturity Period	Certificates of Deposit of $100,000 or More
Three months or less	$14,889
Over three months through six months	4,877
Over six months through twelve months	41,994
Over twelve months	12,241
Balance at end of period	$74,001

Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by Home Federal Bank at the dates indicated (dollars in thousands):

	December 31,			September 30,
	2012			2011			2010
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase
Demand deposits	$367,224	43.2%	$(2,131)	$369,355	38.5%	$27,501	$341,854	28.7%	$195,306
Money market accounts	167,202	19.7	(9,981)	177,183	18.5	(3,271)	180,454	15.2	104,046
Health savings accounts	23,819	2.8	787	23,032	2.4	792	22,240	1.9	992
Savings deposits	83,401	9.8	3,761	79,640	8.3	10,561	69,079	5.8	27,322
Fixed-rate certificates maturing:
Within one year	107,361	12.6	(86,462)	193,823	20.2	(175,947)	369,770	31.1	207,801
After one year, but within two years	45,245	5.3	2,464	42,781	4.5	(79,525)	122,306	10.3	87,485
After two years, but within five years	56,385	6.6	(17,097)	73,482	7.6	(9,016)	82,498	6.9	50,608
After five years	251	—	38	213	—	(1,248)	1,461	0.1	1,244
Total	$850,888	100.0%	$(108,621)	$959,509	100.0%	$(230,153)	$1,189,662	100.0%	$674,804

Borrowings. Historically, we used advances from the FHLB of Seattle to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities. As one of our capital management strategies, we have and may use borrowings from the FHLB to fund the purchase of investment securities and origination of loans in order to increase our net interest income when attractive opportunities exist.

As a member of the FHLB, we are required to own its capital stock. Advances are made individually under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. We maintain a committed credit facility with the FHLB that provides for immediately available advances up to an aggregate of 40% of the Bank’s total assets. In September 2011, we repaid all outstanding borrowings with the FHLB (approximately $48.3 million) before the scheduled maturity dates due to our excess liquidity position. We incurred a prepayment penalty of $2.0 million, however, the repayment should reduce interest expense in future periods. Our FHLB borrowing capacity was $95.9 million, at December 31, 2012, which was collateralized by our FHLB stock and through a blanket pledge on our first lien one-to-four family residential real estate loan portfolio and our securities portfolio. The Bank can increase its borrowing capacity by offering additional loans as collateral.

Other borrowings include securities sold under obligations to repurchase, also known as repurchase agreements. We originate repurchase agreements directly with our commercial and retail customers and collateralize these borrowings with securities issued by U.S. Government-sponsored enterprises. Other borrowings, consisting entirely of these repurchase agreements, totaled $4.8 million at December 31, 2012.

The following table sets forth information regarding our borrowings at the end of and during the periods indicated. The table includes both long- and short-term borrowings (dollars in thousands):

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2012	2011	2011	2010
Maximum amount of FHLB advances and other borrowings outstanding at any month end	$4,914	$4,913	$67,224	$79,887
Average FHLB advances and other borrowings outstanding	4,754	4,893	56,415	79,264
FHLB advances and other borrowings at end of period	4,775	4,913	4,892	67,622
Interest expense during the period	71	21	2,277	3,153
Weighted average rates paid:
During the period	1.49%	1.72%	4.04%	3.98%
At end of period	1.39	1.72	1.72	3.95

At December 31, 2012, we also had access to the Federal Reserve Bank of San Francisco’s discount window. No funds were drawn on this facility at December 31, 2012. Additionally, we had a $25.0 million line of credit with a third-party bank, however, no funds were drawn on this line at December 31, 2012.

HOW WE ARE REGULATED

The following is a brief description of certain laws and regulations applicable to Home Federal Bancorp and Home Federal Bank. Descriptions of laws and regulations here and elsewhere in this annual report on Form 10-K, do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing us may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition. We cannot predict whether any such changes may occur.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect Home Federal Bank and Home Federal Bancorp. For certain of these changes, implementing regulations have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of Home Federal Bank:

•
The Consumer Financial Protection Bureau (“CFPB”), an independent consumer compliance regulatory agency within the Federal Reserve has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to both new and existing consumer financial protection laws. Financial institutions with assets of less than $10 billion, like Home Federal Bank, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws. The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations;

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries;

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011;

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is extended through December 31, 2012;

•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less the average tangible equity during the assessment period; and

•
The minimum reserve ratio of the FDIC’s Deposit Insurance Fund (“DIF”) increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. Pursuant to the Dodd-Frank Act, the FDIC recently issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

The following aspects of the Dodd-Frank Act are related to the operations of Home Federal Bancorp:

•
Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. The federal banking agencies must promulgate new rules on regulatory capital within 18 months from July 21, 2010, for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to Home Federal Bank under the prompt corrective action regulations;

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years;

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments;

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant;

•
Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information;

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer;

•
Item 402 of Regulation S-K is amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees; and

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation and Supervision of Home Federal Bank

General.  As a state-chartered, federally insured commercial bank, Home Federal Bank is subject to extensive regulation by the Department and the applicable provisions of Idaho law and regulations of the Department adopted thereunder. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law. State law and regulations govern the Bank’s ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. The Bank is subject to periodic examination and reporting requirements by and of the Department and the FDIC. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice.  The respective primary federal regulators of Home Federal Bancorp and Home Federal Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

Insurance of Accounts and Regulation by the FDIC.  The DIF of the FDIC insures deposit accounts in Home Federal Bank up to $250,000 per separately insured depositor.  Noninterest bearing transaction accounts had unlimited coverage until December 31, 2012. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2012, were $803,000. Those premiums have increased in recent years as a result of recent strains on the FDIC’s DIF due to the cost of large bank failures and increase in the number of troubled banks.
As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. Home Federal Bank's prepaid assessment no longer had a balance at December 31, 2012.
The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules, effective as of the second quarter of 2011, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above.  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
The FDIC conducts examinations of and requires reporting by state non-member banks, such as Home Federal Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.
The FDIC may terminate the deposit insurance of any insured depository institution, including Home Federal Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of Home Federal Bank's deposit insurance.

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

At December 31, 2012, Home Federal Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information on capital requirements, see Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8, Financial Statements and Supplemental Data.

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

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement for a bank to be considered adequately capitalized specifies a minimum ratio of Tier 1 capital to average total assets of 4%.  At December 31, 2012, Home Federal Bank had a Tier 1 leverage capital ratio of 13.77%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution’s particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect the bank’s financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks.  At December 31, 2012, Home Federal Bank had a Tier 1 risk-based capital ratio of 33.26%, and a total risk-based capital ratio of 34.53%.

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

New Proposed Capital Rules. In June 2012, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to Home Federal Bancorp and Home Federal Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Home Federal Bancorp and Home Federal Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including Home Federal Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets and utilize an increased number of credit risk and other exposure categories and risk weights. In addition, the proposed rules also address: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•
For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage’s loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  As of December 31, 2012, Home Federal Bank’s aggregate total for construction, land and land development loans was 26.23% of the Bank’s total regulatory capital. In addition, at December 31, 2012, Home Federal Bank’s commercial real estate loans totaled 124.75% of the Bank’s total regulatory capital.

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

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or nonpersonal time deposits.  These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank.  NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank.  At December 31, 2012, the Bank’s deposits with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Federal Home Loan Bank System. Home Federal Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. Although we had FHLB advances outstanding during nearly all of fiscal year 2011, by September 30, 2011, Home Federal Bank had paid off all $48.3 million of outstanding advances from the FHLB of Seattle under the available credit facility. This credit facility as of December 31, 2012 is $95.9 million, which is limited to available collateral. See the section entitled “Business – Deposit Activities and Other Sources of Funds – Borrowings.”

As a member, Home Federal Bank is required to purchase and maintain stock in the FHLB of Seattle. At December 31, 2012, Home Federal Bank had $17.4 million in FHLB stock, which was in compliance with this requirement.

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

Regulation and Supervision of Home Federal Bancorp

General.  Home Federal Bancorp, a Maryland corporation and the sole shareholder of Home Federal Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve.  We are required to file quarterly reports with the Federal Reserve and provide additional information as the Federal Reserve may require.  The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.  Home Federal Bancorp is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.

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

Dividends.  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Home Federal Bancorp is under no such restriction. Additionally, while the Company was not profitable in fiscal years 2010 and 2011, the Company had sufficient excess capital above the levels to be considered “Well Capitalized” under regulatory guidance, and the Company continued to pay dividends to shareholders during those periods.

Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.  The guidelines require that a company’s total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.  As of December 31, 2012, Home Federal Bancorp’s total risk-based capital was 38.57% of risk-weighted assets and its Tier 1 (core) capital was 37.30% of risk-weighted assets.

Stock Repurchases.  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.   We repurchased 1,251,943 shares of our common stock during the year ended December 31, 2012, and at that date, have authorization to repurchase an additional 641,570 shares.

TAXATION

Federal Taxation

General. The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company.

Because the Company owns 100% of the issued and outstanding capital stock of the Bank, the Company and the Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group the Company is the common parent corporation. As a result of this affiliation, the Bank is included in the filing of a consolidated federal income tax return with the Company. The parties agreed to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a calendar year ending on December 31 for filing its federal income tax return.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the alternative minimum tax, nor does it have any such amounts available as credits for carryover.

Net Operating Loss Carryovers. At December 31, 2012, the Company had no net operating loss carryforwards or carrybacks for federal income tax purposes.

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

Home Federal Bancorp also is subject to the corporate tax provisions of the state of Maryland. CELC is subject to property and income taxes in approximately 30 states where it conducts business.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

	Age as of	Position
Name	December 31, 2012	Company	Bank
Len E. Williams	54	Director, President and Chief Executive Officer	Director, President and Chief Executive Officer
Eric S. Nadeau	42	Executive Vice President, Treasurer, Secretary, and Chief Financial Officer	Executive Vice President, Treasurer, Secretary, and Chief Financial Officer
R. Shane Correa	47		Executive Vice President, Chief Banking Officer
Cindy L. Bateman	51		Executive Vice President, Chief Credit Officer
Mark C. Johnson	56		President, Western Oregon Region

The business experience of each executive officer for at least the past five years is set forth below.

Len E. Williams is President and Chief Executive Officer of Home Federal Bancorp and Home Federal Bank.  He joined Home Federal Bank as President in September 2006, was appointed as a director of Home Federal Bank and Home Federal Bancorp in April 2007 and became President and Chief Executive Officer of Home Federal Bancorp and Chief Executive Officer of Home Federal Bank in January 2008.  Mr. Williams has over 35 years of commercial banking experience serving in many regional and national leadership roles.  Prior to joining Home Federal Bank, Mr. Williams was Senior Vice President and Head of Business Banking with Fifth Third Bank.  He was charged with creating and growing the business line and providing leadership over the company's business banking personnel, processes and products.  From 1987 to 2005, he held several management positions with Key Bank, including President of Business Banking from 2003 to 2005 and President of the Colorado District and Regional Leader over commercial banking for the Rocky Mountain Region from 1999 to 2003.  His prior experience includes regional corporate and commercial banking leadership responsibility.  Mr. Williams currently sits on the boards of the Nampa Development Corporation, the President's Advisory Council for Northwest Nazarene University, and the Advisory Board for the Nampa Boys and Girls Club. He holds an M.B.A. from the University of Washington and is a graduate of the Pacific Coast Banking School.  Mr. Williams' extensive banking experience as a leader of lines of business with national scope and multi-billions of dollars of assets under management enables him to provide insight to the Board of Directors as the only management member on the Board.  Additionally, his commercial banking knowledge, particularly in the areas of production leadership, credit risk management and commercial loan underwriting, has been instrumental in guiding Home Federal Bank through its transformation from a savings association to a commercial bank.

Eric S. Nadeau joined the Company in June 2008 as Executive Vice President, Treasurer, Corporate Secretary and Chief Financial Officer of Home Federal Bancorp and Home Federal Bank. He was most recently employed by Camco Financial Corporation in Cambridge, Ohio, as its Chief Financial Officer. From January 2003 until February 2006 he was the Chief Financial Officer of Ohio Legacy Corp, and its subsidiary, Ohio Legacy Bank, N.A. His previous experience also includes financial management positions with telecommunications and construction equipment companies. Mr. Nadeau was employed by Crowe Horwath from 1993 to 1998 where he provided audit, tax and consulting services to financial institutions in the Midwest. Mr. Nadeau is a certified public accountant and received his Bachelor of Science in Business Administration from the Richard T. Farmer School of Business at Miami University in Oxford, Ohio. Mr. Nadeau serves on the Board of Directors of the Boise Philharmonic Orchestra.

R. Shane Correa is the Chief Banking Officer for Home Federal Bank.  Mr. Correa was President of the Central Oregon Region of Home Federal Bank until his appointment in September 2010.  Mr. Correa previously served as Executive Vice President and Chief Banking Officer of Columbia River Bank (CRB) from September 2004 until he joined Home Federal in March 2010. He joined CRB in July 1998, and served in various leadership positions throughout Central and Eastern Oregon prior to his appointment as Chief Banking Officer. Prior to CRB, Mr. Correa spent 10 years with U.S. Bank in various management positions. Mr. Correa holds a B.S. degree in Agricultural Business Management from Oregon State University and is a graduate of Western School of Bank Management. He has 23 years of banking experience. Mr. Correa’s professional affiliations have included a current Board Member of the Oregon Bankers

Association, Rotary Clubs of Oregon and Washington, Deschutes County United Way Board and the Greater Eastern Oregon Development Corporation Board.

Cindy L. Bateman is Executive Vice President and Chief Credit Officer of Home Federal Bank. Ms. Bateman joined Home Federal Bank in March 2007. Ms. Bateman was previously employed by Key Bank from 2002 until 2007 having served as Senior Vice President and District Business Leader. Having started her career with First Security Bank of Idaho in 1983 in the Management Training program, she has held various positions in Credit Administration and Commercial and Business Banking in Idaho, Southern California and Seattle. Ms. Bateman holds a B.B.A. in Finance from Idaho State University and an M.B.A. from the University of Washington. She serves on the Board of Trustees for the Idaho Shakespeare Festival and formerly served as the President of Financial Women International.

Mark C. Johnson is President of the Western Oregon Region of Home Federal Bank and oversees the commercial team, including commercial relationship managers and the Bank’s commercial cash management sales team.  Mr. Johnson joined Home Federal Bank as President, Western Oregon Region in November 2010 and assumed an expanded leadership role for company-wide commercial banking and treasury management activities in October 2011.  With over 30 years of experience in commercial banking, primarily in Western Oregon, he previously served as Senior Vice President of Sterling Savings Bank from 2003 to 2010 in the roles of Commercial Banking Director, Regional Commercial Banking Director and Corporate Banking Team Leader.  He also worked at Wells Fargo Bank and US Bank in various production and leadership positions.  Mr. Johnson received his B.A. in Business Administration from Western State Colorado University, and is active in the local community including the Eugene Chamber of Commerce Finance Committee and United Way of Lane County Financial Services Committee and campaign cabinet.  In addition, he was previously active in leadership positions in Junior Achievement of Western Oregon, the National Kidney Foundation of Oregon and Washington, and served as a founding director of Emerald Valley Youth Track Club.

Item 1A. Risk Factors

Our business, and an investment in our common stock, involves risks. Summarized below are the risk factors which we believe are material to our business and could negatively affect our operating results, financial condition, capital levels, liquidity and the trading value of our common stock. Other risks factors, not currently known to us, or that we currently deem to be immaterial or unlikely, also could adversely affect our business. In assessing the following risk factors, you should also refer to the other information contained in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.  This report is qualified in its entirety by these risk factors.

The current weak economic conditions in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the states of Idaho and Oregon. A continuing decline in the economies of the markets in which we operate, and which we consider to be our primary market areas, could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, Idaho and Oregon have experienced substantial home price declines and increased foreclosures and have experienced above average unemployment rates.

Continued weakness or a further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our allowance for loan losses;

•	demand for our products and services may decline resulting in a decrease in our total loans or assets;

•
collateral for loans made may decline further in value, exposing us to increased risk of loss on existing loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or noninterest bearing deposits may decrease and the composition of our deposits may be adversely affected.

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

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

The ongoing debate in Congress regarding the national debt ceiling and federal budget deficit, and concerns over the United States' credit rating (which was downgraded by Standard & Poor's), the European sovereign debt crisis, the overall weakness in the economy and continued relatively high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

•	our growth initiatives may require us to recruit experienced personnel to assist in such initiatives, which will increase our compensation costs;

•	our strategic efforts may divert resources or management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny;

•
the acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal adverse effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;

•
to finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

•
we expect our net interest income will increase following our acquisitions, however, we also expect our general and administrative expenses to also increase. Ultimately, we would expect our efficiency ratio to improve;

however, if we are not successful in our integration process, this may not occur, or may occur at a slower rate than originally anticipated, and our acquisitions may not be accretive to earnings in the short or long-term.

We have completed two acquisitions during the past four years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

We may engage in additional FDIC-assisted transactions, which could present additional risks to our business.

We may have additional opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, however, the bidding process for FDIC-assisted transactions is competitive, and the competition may make it more difficult for us to bid on terms we consider to be acceptable. Many of these competing bidders will have more capital and other resources than Home Federal Bank. In addition, although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. Further, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We cannot give assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our FDIC-assisted transactions. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

Our earnings may be diminished until we can replace the revenue we expect to derive from the interest income and continued realization of accretable discounts on our acquired loans and invest the additional liquidity from the acquisition of LibertyBank.

As a result of the two FDIC-assisted acquisitions that we have made and the asset discount bids associated with each acquisition, we anticipate that a significant portion of our income over the next two to three years will be derived from the interest income and continued realization of accretable discounts on the loans that we purchased in our FDIC-assisted acquisitions and from the FDIC receivable. For the year ended December 31, 2012, we recognized $24.9 million of interest income on covered loans. The accretable discount on the acquired loans will be recognized into interest income over the estimated life of the covered loan portfolio. Furthermore, the discount recorded on the FDIC receivable will be accreted into noninterest income using the level yield method over the estimated life of the loan or pool of loans. During this period, if we are unable to replace our acquired loans and the related accretion with new performing loans or other interest earning assets at a similar yield due to such reasons as low loan demand or competition from other financial institutions in our markets, our financial condition and earnings, including our net interest rate margin, may be adversely affected.

The acquisition of LibertyBank also resulted in a significant increase in cash as a result of the excess of liabilities assumed over assets purchased and the amount of LibertyBank loans retained by the FDIC. We expect that the significant increase in cash balances will result in a decrease in our net interest margin until these additional funds can be invested in loans and securities. This influx of cash and the additional expense burden will keep our earnings below optimal levels until we can generate meaningful loan growth. As a result of the current environment, there is a lack of demand for loans, or a diminished supply of creditworthy lending opportunities, that limits our ability to increase outstanding organic loan balances meeting our investment and asset/liability objectives. Alternative investments are also unattractive as investment securities offer very low yields within management's credit and interest rate risk tolerances. If we are unable to invest this additional liquidity, our earnings may be adversely affected.

We are highly dependent on key individuals and a number of the members of executive and senior management have been with the Company for five years or less.

Consistent with our policy of focusing on select growth initiatives we are highly dependent on the continued services of a limited number of our executive officers and key management personnel. These individuals have been instrumental in developing and implementing our operating strategy. In addition, since our business is primarily relationship-driven, these individuals have developed extensive customer relationships. The loss of the services of any one of these individuals could have a material adverse impact on our operations because we have fewer management-level personnel that have the experience and expertise to readily replace these individuals.

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

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., The Wall Street Journal prime rate) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan and deposit volume and mix, the fair value of our financial assets and liabilities and the average duration of our mortgage-backed securities portfolio and other interest-earning assets can be affected by market interest rates. Changes in levels of market interest rates could materially affect our net interest spread, asset quality, origination volume, and overall profitability.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively as our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Historically low interest rates may adversely affect our net interest income and profitability.

During the last four years it has been the policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has contributed to increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse affect on our profitability.

Our increasing emphasis on commercial real estate and commercial business loans may expose us to increased lending risks.

Our current business strategy includes the expansion of commercial real estate and commercial business lending. We have been increasing, and intend to continue to increase, our origination of commercial and multifamily real estate loans and commercial business loans in the future. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. The credit risk related to these types of loans also is considered to be greater than the risk related to one-to-four family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions.

Several of our borrowers have more than one commercial real estate loan outstanding with us and commercial real estate loans tend to have larger balances than one-to-four family residential loans. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  This risk is exacerbated in the current economic environment. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for a one-to-four family residential mortgage loan because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one-to-four family loans. Any delinquent payments or the failure to repay these loans would hurt our earnings.

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

Deterioration in the general economy may further increase vacancies in office, retail and industrial real estate, which may result in decreased cash flow to our borrowers and further declines in value on foreclosed commercial real estate causing additional provisions for loan and REO losses.

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

At December 31, 2012, we had $28.7 million or 6.8% of total loans in commercial business loans. Our commercial business loans include leases to finance the purchase of personal property, business equipment and titled vehicles and construction equipment. All of the financing leases included in our portfolio were leases of CELC, the operations of which were assumed by the Bank in the LibertyBank Acquisition, and nearly all of them are covered under a loss share agreement with the FDIC. Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value. In addition, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower and secondarily on underlying collateral provided by the borrower.

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

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms, or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the character and creditworthiness of a particular borrower; and

•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which we believe is an appropriate reserve to provide for probable losses in our loan portfolio. The allowance is funded by provisions for loan losses charged to expense. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience, certain macroeconomic factors, and management’s expectations of future events;

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral; and

•	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Slower sales, excess inventory and declining prices in the housing market have been the primary causes of the recent increases in delinquencies and foreclosure in our loan portfolio. If current weak conditions in the housing and real estate markets continue, we expect we will continue to experience further delinquencies and credit losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses. Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

The weakened housing market may result in a decline in fair value of REO.

In recent months we have foreclosed on certain real estate development and commercial real estate loans and have taken possession of several residential subdivision properties as well as single family residential properties. REO is initially recorded at its estimated fair value less costs to sell. Because of the weak housing market and decline in property values over the last several years, we may incur losses to write-down REO to new fair values or losses from the final sale of properties. Moreover, our ability to sell REO properties is affected by public perception that banks are inclined to accept large discounts from market value to quickly liquidate properties. Write-downs on REO or an inability to sell REO properties will have a material adverse effect on our results of operations and financial condition. In addition, bank regulators periodically review our REO and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by the bank regulators, may have a material adverse effect on our financial condition, liquidity and results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Idaho Department of Finance, the FDIC and the Federal Reserve Board. These banking regulators govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of our allowance for loan losses and determine the level of deposit insurance premiums assessed. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) has significantly changed, and will continue to change, the bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Among other provisions, the Dodd-Frank Act created an independent consumer protection bureau that has assumed the consumer protection responsibilities of various federal banking agencies, and will establish more stringent capital standards for banks and bank holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau that has the authority to promulgate rules intended to protect consumers in the financial products and services market. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as Home Federal Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

In June 2012, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency proposed rules that would substantially amend the regulatory risk-based capital rules applicable to Home Federal Bancorp and Home Federal. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as Home Federal Bancorp. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Home Federal Bancorp and Home Federal under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to Home Federal Bancorp and Home Federal.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for Home Federal Bancorp and Home Federal could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

Continued deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses of our investment in Federal Home Loan Bank stock.

At December 31, 2012, we owned $17.4 million of stock of the FHLB of Seattle. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and is subject to impairment testing. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, deterioration in the FHLB’s financial position may result in impairment in the value of those securities. In addition, in October 2010, the FHLB received a consent order from the FHFA. In its Form 10-Q for the quarter ended December 31, 2012, the FHLB of Seattle reported that it continues to address the requirements of the Consent Agreement and that, as of December 31, 2012, it met all minimum financial metrics required under the Consent Agreement. Further, the FHLB of Seattle reported that in September 2012 the FHFA reclassified the FHLB of Seattle to be adequately capitalized. Any dividends on, or repurchases of, the FHLB of Seattle stock continue to require consent of the FHFA. The FHFA recently approved the FHLB of Seattle to repurchase a portion of its stock and the FHLB of Seattle purchased $158,000 of stock from us in September, 2012 and an additional $158,000 in December, 2012. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business and the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle, the Federal Reserve Bank of San Francisco (FRB) and other borrowings to fund our operations. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Idaho or Oregon markets where our loans are concentrated or adverse regulatory action against us.

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

Our litigation-related costs might continue to increase.

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

The operations of our business, including our interaction with customers, are increasingly done via electronic means, and this has increased our risks related to cybersecurity.

We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to our banking customers. Cyber-attacks may also be directed at disrupting our operations.

While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

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

Our earnings may be negatively affected by a failure to comply with the terms of the loss share agreements with the FDIC or if our losses are less than expected.

In connection with the CFB and LibertyBank Acquisitions, Home Federal Bank entered in to loss sharing agreements with the FDIC that significantly reduces the Bank's credit loss exposure. Losses on covered assets in the CFB Acquisition are indemnified by the FDIC at the rate of 80% on the first $34 million of losses and at a rate of 95% after that. Losses on covered assets in the LibertyBank Acquisition are indemnified by the FDIC at a rate of 80%. The loss sharing agreements will expire five years after the acquisition date for non-single family covered assets and ten years after the acquisitions date for single-family covered assets. After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered assets. At December 31, 2012, nearly all of the assets remaining in the covered asset portfolios qualify as non-single family covered assets. Therefore, most of our covered assets will no longer be indemnified after September 2014 for assets purchased in the CFB Acquisition and September 2015 for assets purchased in the LibertyBank Acquisition.

The purchase and assumption agreements and the loss sharing agreements for the Community First Bank and LibertyBank Acquisitions have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements. Our failure to comply with the terms of the agreements or to properly service the loans and REO under the requirements of the loss sharing agreements may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC. This could result in material losses that are currently not anticipated. In addition, in September 2020, approximately ten years following the LibertyBank Acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss sharing agreements have been less than the intrinsic loss estimate, which was determined by the FDIC prior to the LibertyBank Acquisition, based on a formula in the agreement. Under the formula, the Bank has estimated the minimum level of losses to avoid a true-up provision payment to the FDIC to be $46.7 million. The maximum amount of the true-up provision is $4.7 million, if there are no losses in the covered loan portfolio. At December 31, 2012, the Bank accrued $528,000 as an estimate of the true-up provision obligation, however, there can be no assurance that additional accruals will not be required in future periods that will negatively affect earnings.

In addition, we are required to obtain  the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, any merger or consolidation of Home Federal Bank with another financial institution where our stockholder's would own less than two-thirds of the combined entity would require the consent of the FDIC under the loss share agreements. In instances where the FDIC's consent is required under the loss share agreements, the FDIC may withhold its consent to such transactions or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, this may cause us not to engage in a corporate transaction that might otherwise benefit our stockholders or we may elect to pursue such a transaction without obtaining the FDIC's consent, which could result in termination of our loss share agreements with the FDIC.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2012, we conducted business from 28 full service banking offices. 16 of the locations are owned (one of which is scheduled to close during approximately the next three months), seven locations are leased (one of which is scheduled to close during approximately the next three months) and five locations are owned with the land being leased (two of which are scheduled to close during approximately the next three months). At December 31, 2012, the net book value of our investment in properties and equipment was $29.1 million. The net book value of the data processing and computer equipment utilized by us at December 31, 2012 was $1.6 million.

The following table sets forth certain information relating to our offices as of December 31, 2012:

Location	Leased or Owned	Lease Expiration Date	Square Footage
ADMINISTRATIVE OFFICES:
Main Administration (1) 500 12th Ave S Nampa, ID 83651	Owned	n/a	35,514
Western Oregon Administration 78 Centennial Loop Eugene, OR 97401	Leased	February 2014	10,000
Portland Loan Production Office 10121 SE Sunnyside, Ste BB and Ste CC Clackamas, OR 97015	Leased	February 2013	500
Bend Mill Quarter Loan Production Office 606 NW Arizona Ave Bend, OR 97701	Owned	n/a	6,500
BRANCH OFFICES:
Ustick Marketplace 3630 N Eagle Rd Boise, ID 83713	Owned	n/a	3,500
Parkcenter 871 E Parkcenter Blvd Boise, ID 83706	Owned	n/a	5,500
Downtown Boise 800 W State St Boise, ID 83703	Leased	February 2013	8,250
Karcher 1820 Caldwell Blvd Nampa, ID 83651	Owned	n/a	4,900
Caldwell 923 Dearborn Caldwell, ID 83605	Owned	n/a	5,844
Meridian 55 E Franklin Rd Meridian, ID 83642	Owned	n/a	5,000
Silverstone 3405 E Overland Rd Meridian, ID 83642	Owned	n/a	20,000
Mountain Home 400 N 3rd E Mountain Home, ID 83647	Owned	n/a	3,600
Eagle 100 E Riverside Dr Eagle, ID 83616	Owned	n/a	5,500
Emmett 250 S Washington Ave Emmett, ID 83617	Owned	n/a	3,600
Bend North (2) 20365 Empire Ave Bend, OR 97702	Owned	n/a	3,815
Bend South (2) 61379 S Hwy 97 Bend, OR 97701	Building Owned Land Leased	July 2026	4,394
Bend West 200 SW Century Dr Bend, OR 97702	Leased	December 2016	3,600
Bend Greenwood 671 NE Greenwood Bend, OR 97701	Leased	November 2015	2,600
Bend Downtown 805 NW Bond St Bend, OR 97701	Leased	February 2016	5,128

Redmond 821 SW 6th St Redmond, OR 97756	Owned	n/a	7,800
Prineville 555 NW Third Prineville, OR 97754	Owned	n/a	12,860
Madras 1150 SE Hwy 97 Madras, OR 97741	Owned	n/a	4,500
Eugene Coburg 1585 Coburg Rd Eugene, OR 97401	Owned	n/a	3,993
Eugene West 3540 West 11th Ave Eugene, OR 97402	Building Owned Land Leased	March 2017	3,822
Eugene Downtown 899 Pearl Street Eugene, OR 97401	Owned	n/a	16,140
Eugene Santa Clara 25 Division Ave Eugene, OR 97404	Building Owned Land Leased	March 2014	3,993
Springfield Gateway 1008 Harlow Rd Springfield, OR 97501	Leased	February 2017	5,191
Medford North 1000 Biddle Rd Medford, OR 97504	Building Owned Land Leased	February 2026	3,950
Medford South (2) 295 E Barnett Rd Medford, OR 97501	Building Owned Land Leased	February 2018	4,480
Grants Pass Downtown 660 SE 7th St Grants Pass, OR 97526	Leased	January 2015	2,464
Grants Pass South (2) 590 Union Ave Grants Pass, OR 97527	Leased	June 2015	3,708

(1)	Includes a full-service branch.

(2)	Per the Company’s announcement on November 30, 2012, these branches were closed in February, 2013.

Item 3. Legal Proceedings

From time to time we are involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation, nor do we expect any material impact on our financial position, results of operations or cash flows. The Company reported on its Form 10-Q for the quarter ended June 30, 2010, and later included the disclosure on its Form 10-Q for the quarter ended September 30, 2012, that on June 25, 2010, a borrower of the Bank filed a Complaint and Demand for Jury Trial in Canyon County, Idaho, asserting a claim against the Bank for alleged breach of contract, breach of the covenant of good faith and fair dealing and violation of the Uniform Commercial Code in connection with a borrowing agreement between the borrower and the Bank. That case was resolved during the quarter ended December 31, 2012, and did not result in a significant loss, as we expected and stated in our disclosures.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Home Federal Bancorp’s common stock is currently listed on the NASDAQ Global Market under the symbol “HOME,” and there is an established market for such common stock. As of March 4, 2013, there were approximately 853 stockholders of record, excluding persons or entities that hold stock in nominee or “street name” accounts with brokers.

The following table sets forth the high and low closing trading prices for Home Federal Bancorp common stock, as reported by The NASDAQ Stock Market LLC, and cash dividends paid for each quarter during the year ended December 31, 2012, the three months ended December 31, 2011 and the year ended September 30, 2011:

Period	High	Low	Cash Dividends Paid
Year Ended December 31, 2012
Quarter ended December 31, 2012	$12.43	$10.33	$0.180
Quarter ended September 30, 2012	11.44	9.67	0.060
Quarter ended June 30, 2012	10.50	8.82	0.055
Quarter ended March 31, 2012	11.18	9.46	0.055

Three Month Period Ended December 31, 2011	$10.99	$7.17	$0.055

Fiscal Year Ended September 30, 2011
Quarter ended September 30, 2011	$11.76	$7.79	$0.055
Quarter ended June 30, 2011	12.15	10.24	0.055
Quarter ended March 31, 2011	12.74	10.46	0.055
Quarter ended December 31, 2010	13.41	10.64	0.055

Dividends

Home Federal Bancorp has paid quarterly cash dividends since the quarter ended June 30, 2005. In addition to a dividend of $0.06 per share, the Company declared a special dividend of $0.12 per share during the quarter ended December 31, 2012. The dividend rate and the continued payment of dividends depends on a number of factors, including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future.

Dividend payments by us may depend upon dividends received by the Company from the Bank. Under federal regulations, the amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. Currently, we believe Home Federal Bancorp has sufficient liquidity and capital levels to continue to support management's current dividend policy without reliance on dividend payments from the Bank.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12, of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about purchases of common stock by the Company during the quarter ended December 31, 2012:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 – October 31, 2012	—	$—	—	725,000
November 1 – November 30, 2012	83,430	10.54	83,430	641,570
December 1 – December 31, 2012	—	—	—	641,570

On October 26, 2012 the Company announced a stock repurchase of up to 725,000 shares of its outstanding common stock, inclusive of all remaining shares from previously announced repurchase plans. At December 31, 2012, 83,430 shares had been purchased under this stock repurchase plan.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Russell 2000 Index and the SNL Bank Index. Stock prices prior to December 19, 2007, the effective date of the Conversion, relate to old Home Federal Bancorp. The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in Home Federal Bancorp’s common stock and each index was $100 on December 31, 2007. Historical stock prices are not necessarily indicative of future stock performance.

Total Return Performance
Index Value
175
150
125
100
75
50
25
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Home Federal Bancorp, Inc.
Russell 2000
SNL Bank Index

	As of December 31,
Index	2007	2008	2009	2010	2011	2012
Home Federal Bancorp, Inc.	100.00	108.88	138.20	129.64	112.21	138.57
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank Index	100.00	57.06	56.47	63.27	49.00	66.13

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

		December 31,	September 30,
		2012	2011	2010	2009	2008
FINANCIAL CONDITION DATA:		(In thousands)
Total assets		$1,048,620	$1,177,228	$1,482,861	$827,899	$725,070
Investment securities, available-for-sale		420,505	380,847	275,180	169,320	188,787
Loans receivable, net (1)		409,846	468,213	621,010	510,629	459,813
Loans held for sale		—	2,088	5,135	862	2,831
Total deposits		850,888	959,509	1,189,662	514,858	372,925
FHLB advances and other borrowings		4,775	4,892	67,622	84,737	136,972
Stockholders’ equity		179,785	194,654	205,088	209,665	205,187

OTHER DATA:
Number of:
Real estate loans outstanding		2,950	3,594	3,425	2,404	2,443
Deposit accounts		77,035	95,515	107,344	97,893	66,366
Full service offices		28	33	37	23	15
	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010	2009	2008
OPERATING DATA:
Interest and dividend income	$49,149	$15,566	$51,067	$37,534	$35,827	$40,583
Interest expense	3,882	1,233	9,068	10,355	11,977	17,935
Net interest income	45,267	14,333	41,999	27,179	23,850	22,648
Provision for loan losses	(1,765)	(474)	11,396	10,300	16,085	2,431
Net interest income after provision for loan losses	47,032	14,807	30,603	16,879	7,765	20,217
Noninterest income	(655)	(1,630)	15,045	16,679	9,291	10,490
Noninterest expense	43,514	11,016	53,509	40,843	28,971	24,439
Income (loss) before income taxes	2,863	2,161	(7,861)	(7,285)	(11,915)	6,268
Income tax expense (benefit)	1,061	785	(3,232)	(2,889)	(4,750)	2,263
Income (loss) before extraordinary item	1,802	1,376	(4,629)	(4,396)	(7,165)	4,005
Extraordinary item:
Gain on acquisitions, net of tax	—	—	—	305	15,291	—
Net income (loss)	$1,802	$1,376	$(4,629)	$(4,091)	$8,126	$4,005
Earnings (loss) per share (EPS):
Basic EPS before extraordinary item	$0.12	$0.09	$(0.30)	$(0.28)	$(0.46)	$0.25
Basic EPS of extraordinary item	—	—	—	0.02	0.97	—
Basic EPS after extraordinary item	0.12	0.09	(0.30)	(0.26)	0.51	0.25
Diluted EPS before extraordinary item	0.12	0.09	(0.30)	(0.28)	(0.46)	0.25
Diluted EPS of extraordinary item	—	—	—	0.02	0.97	—
Diluted EPS after extraordinary item	0.12	0.09	(0.30)	(0.26)	0.51	0.25
Dividends declared per share:	0.35	0.055	0.22	0.22	0.22	0.21

(1)	Net of allowance for loan losses, loans in process and deferred loan fees.

	At or For the Year Ended December 31,	At or For the Three Months Ended December 31,	At or For the Years Ended September 30,
	2012	2011	2011	2010	2009	2008
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (1)	0.17%	0.48%	(0.35)%	(0.40)%	1.12%	0.54%
Return on average equity (2)	0.95	2.85	(2.29)	(1.85)	4.01	2.16
Dividend payout ratio (3)	45.45	59.50	(74.03)	(84.33)	42.53	74.56
Equity-to-assets ratio (4)	17.12	17.13	15.11	21.87	27.98	24.94
Interest rate spread (5)	4.47	5.40	3.35	2.70	2.69	2.25
Net interest margin (6)	4.59	5.54	3.51	3.09	3.50	3.21
Efficiency ratio (7)	97.54	83.34	93.80	93.13	87.42	73.75
Noninterest income/operating revenue (8)	(1.47)	(12.84)	26.37	38.03	28.03	31.70
Average interest-earning assets to average interest-bearing liabilities	132.68	129.54	121.51	133.44	146.02	137.83
Noninterest expense as a percent of average total assets	4.03	3.86	4.00	4.03	4.00	3.28

Capital Ratios (9):
Tier 1 capital (leverage) to average assets	13.77%	12.44%	11.54%	10.12%	19.61%	21.66%
Tier 1 capital to risk-weighted assets	33.26	32.40	30.78	27.63	33.57	32.18
Total capital to risk-weighted assets	34.53	33.67	32.05	28.88	34.89	32.84

Asset Quality Ratios:
Nonperforming noncovered loans as a percentage of noncovered loans	2.88%	4.83%	3.94%	2.64%	2.93%	2.14%
Nonperforming assets as a percentage of total assets, including covered assets	2.36	2.29	4.08	4.42	6.87	1.46
Allowance for loan losses on noncovered loans as a percentage of noncovered loans	2.59	3.06	2.81	3.24	2.88	0.98
Allowance for loan losses on noncovered loans as a percentage of nonperforming noncovered loans	89.73	63.38	71.26	122.74	101.19	46.04
Net charge-offs (recoveries) on noncovered loans as a percentage of average noncovered loans outstanding during the period	0.40	(0.88)	1.09	2.51	1.82	0.18

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends paid to stockholders, excluding shares held by Home Federal MHC, divided by net income.

(4)	Average equity divided by average total assets.

(5)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

(6)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

(7)	Noninterest expense divided by the sum of net interest income and noninterest income.

(8)	Operating revenue is defined as the sum of net interest income and noninterest income.

(9)	The capital ratios presented here are for Home Federal Bank, and not the Company.

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

•
the use of estimates in determining the fair value of certain of our assets or cash flows on purchased credit impaired loans, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	the possibility that the expected benefits from acquisitions will not be realized;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	adverse changes in the securities markets and the value of our investments;

•	the inability of key third-party providers to perform their obligations to us;

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed from time to time in our filings with the SEC, including this our 2012 Form 10-K. Such developments could have an adverse impact on our financial position and our results of operations.

Some of these and other factors are discussed in this Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in this document and in the documents incorporated by reference herein. Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this annual report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2013 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

GENERAL

In January 2012, we announced the change in the Company's fiscal year end from September 30 to December 31, effective January 1, 2012. As a result, the Company's current fiscal year comprises the twelve months ended December 31, 2012. Our previous fiscal year ended September 30, 2011. Consequently, we filed a transition report on Form 10-QT for the three month period ended December 31, 2011, and have included disclosures and narrative related to that transition period in this Form 10-K. Additionally, under SEC rules, while the income statement and related disclosures for the transition period have been audited, we do not present an audited balance sheet as of December 31, 2011. Therefore, balance sheet comparisons in this discussion and analysis are as of December 31, 2012, and September 30, 2011. Comparisons of operating results relate to the twelve months ended December 31, 2012, and September 30, 2011 and the three months ended December 31, 2011 and 2010.

Our primary source of revenue and earnings is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. We diversify the mix of our assets by reducing the percentage of our assets that are long-term, fixed-rate one-to-four family residential loans and increasing the percentage of our assets consisting of commercial loans that we believe have higher risk-adjusted returns and less interest rate risk than long-term fixed-rate one-to-four family residential loans.

Our operating expenses consist primarily of compensation and benefits, occupancy and equipment, data processing, and professional services expenses. Compensation and benefits consist primarily of the salaries and wages paid to our employees, non-cash expense related to our stock-based and deferred compensation plans, our 401(k) and Employee Stock Ownership Plan (KSOP), payroll taxes, and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. See “Item 1A. Risk Factors" in this Annual Report on Form 10-K for additional discussion on the risks we face related to these items.

We entered into two purchase and assumption agreements with the FDIC to purchase certain assets and assume certain liabilities of Community First Bank, Prineville, Oregon, and LibertyBank, Eugene, Oregon, on August 7, 2009, and July 30, 2010, respectively. The acquisitions increased our total assets by $880 million, based on the fair value of assets purchased on the acquisition dates. These acquisitions have been reported on a prospective basis in the accompanying financial statements. Nearly all loans, leases and real estate owned acquired in both FDIC-assisted transactions are covered under FDIC loss sharing agreements which significantly reduce the Company’s credit loss exposure. We refer to these assets as “covered assets.” Loans and REO in the Bank’s organic operations and purchased assets not included in the loss sharing agreements are referred to as “noncovered assets.” We expect to recover 80% of losses and certain expenses associated with the covered assets of Community First Bank on the first $34 million of losses. After that, we expect to recover 95% of losses and expenses on those covered assets. We expect to recover 80% of losses and certain expenses associated with the covered assets of LibertyBank. The loss sharing agreements for covered assets that are non-single family loans and REO expire five years from the acquisition date, which will be in September 2014 for covered assets in the CFB Acquisition and September 2015 for the LibertyBank Acquisition. The loss sharing agreements provide indemnification for losses on single-family loans and REO for a period of 10 years from the acquisition date. After the expiration of the loss sharing agreements, we will no longer be protected against credit losses through FDIC indemnification.

OVERVIEW

Fiscal year 2012 (the twelve months ended December 31, 2012) was a year of stabilization as the operations of our acquisitions have been fully integrated and our core system conversions were completed. While economies in our markets have improved and stabilized, growth in economic output is still below average. However, our Idaho Region enjoyed strong growth in employment, declining unemployment, and increased construction activity during the second half of 2012. As a result, our construction loan portfolios grew during the year. We were unable, however, to originate new loans at a pace fast enough to offset overall declines in our loan portfolio during 2012. Most of the declines in our loan portfolios occurred in our one-to-four family residential loan and equipment finance portfolios. We no longer originate those loans for our portfolios. To a lesser extent, commercial real estate loans also declined, reflecting the currently weak economic conditions and lack of demand from credit-worthy borrowers. Additionally, nonperforming loans declined significantly during 2012, which also contributed to loan portfolio reductions.

We recognize the need to accelerate loan production and generate growth in net loans and intend to do so without reducing our credit underwriting standards. However, competition for loans is very strong and we experienced significant pressure to reduce new loan rates. We also observed competitors sacrificing prudent underwriting standards by loosening loan terms in order to originate new loans, including lower collateral and guarantor support and long-term final maturity dates with long amortization periods. We hired several commercial lending relationship managers in the fourth quarter of 2012 and in January 2013, which we believe will result in increased loan production as our market economies are expected to continue to improve in 2013.

We opened a builder finance loan production office in Portland in 2012 and believe that the construction loan portfolio will grow in 2013 as well. We are also considering another construction loan production office in Salt Lake City. We recognize the higher inherent risk in construction loans, but believe we have strong underwriting criteria and credit administration procedures as loan approval and construction site inspections are performed by our Credit Administration Team, which is not compensated based on loan production. We have also set concentration limits on the size of our construction loan portfolio, which is currently at 55% of the Bank's Tier 1 capital, plus the allowance for loan losses.

Additionally, we plan to implement a streamlined small business lending process in the second quarter of fiscal year 2013. This new program is currently under design and development and will include new products, underwriting processes and improved sales training as we continue to transition the focus of our branch teams to small business lending.

We have been diligent and very selective in our pursuit of acquisition opportunities. The FDIC-assisted acquisition of the assets and liabilities of Community First Bank and LibertyBank nearly doubled our total assets at the time of the LibertyBank Acquisition. The LibertyBank Acquisition increased our deposit market share in Central Oregon where we had developed an initial presence through the CFB Acquisition. We also benefited through the branch offices acquired which expanded our lending markets in Portland, Eugene, Bend, Grants Pass, and Medford, Oregon, diversified our footprint beyond the Boise-Nampa MSA and, we believe, increased our franchise value.

The LibertyBank Acquisition resulted in a significant increase in cash due to the excess of liabilities assumed over assets purchased and the retention by the FDIC of approximately half of the loans in the LibertyBank portfolio. This significant increase in cash balances put pressure on our net interest margin and will continue to do so until we have successfully deployed all of this cash received in the LibertyBank acquisition into loans. In the meantime, our liquidity ratio is strong, however, the excess liquidity places significant pressure on our net interest margin due to the current historically-low interest rate environment. Losses in the LibertyBank Acquisition portfolio have been significantly less than we estimated at the time of the acquisition in 2010. As a result, our net interest margin is higher than it would be if interest income on the purchased loans were accrued at the underlying note rate. However, the impact of lower losses and faster prepayments on loans has accelerated the accretion of the fair value purchase discounts (generically, "accretable yield") recorded on LibertyBank loans at acquisition. As this loan portfolio declines, the impact of accretable yield diminishes and our net interest margin declines. We believe the impact of accretable yield will be immaterial to interest income during the next two years, based on our current expected cash flows.

Asset quality improved significantly during the last 15 months as nonperforming loans declined $10.2 million to $14.4 million at December 31, 2012, compared to $24.6 million at September 30, 2011. REO also declined $13.1 million during that period to $10.4 million at December 31, 2012. We also experienced declining delinquencies and fewer classified and criticized loans during 2012, which we believe provides momentum for continued improvement in asset quality in 2013.

We continue to hold excess capital, which we believe provides support against further economic deterioration and loan losses, and also provides a solid foundation for additional growth through acquisition. The current economic and interest rate environments continue to challenge our organic growth plans. Alternative investments are also unattractive as investment securities offer very low yields within management’s credit and interest rate risk tolerances. Therefore, we intend to seek additional acquisitions that are within our core markets as we believe that acquisitive growth is the best short-term alternative to build an operational structure that will allow us to thrive profitably over the long-term.

While we constantly monitor branch performance and noninterest expense, our low net interest margin necessitates a heightened awareness of operating inefficiencies. Additionally, our broad network of branches exacerbates our higher than peer expense levels. We monitor the performance of our branches and analyze market growth opportunities, current market share, and client transaction levels in determining underperforming branches. In November 2012, we announced the plan to close four branches located in Grants Pass, Medford and Bend, Oregon, by February 28, 2013. We determined these branches were least likely to provide profitable returns in the long-term and decided to close them and transition clients to our nearest branch upon closure. Charges recorded during the fourth quarter of fiscal year 2012 reduced pre-tax income from operations by approximately $539,000 for the quarter and year ended December 31, 2012.

In September 2011, we announced a number of key initiatives that accelerated the Company’s return to profitability. The net impact of those initiatives reduced pre-tax income from operations by approximately $3.5 million for the fiscal year ended September 30, 2011, however, the reduction in operating expenses was approximately $3.6 million over the subsequent twelve months. These key initiatives included the merger of the Home Federal Bank 401(k) Plan and the Home Federal Bancorp, Inc., Employee Stock Ownership Plan (ESOP) into the Home Federal 401(k) Plan and Employee Stock Ownership Plan (KSOP) to reduce compensation expense; the repayment of all outstanding debt with the FHLB of Seattle, which resulted in a prepayment penalty of $2.0 million, pre-tax, however, interest expense should be reduced in 2012 and 2013; the closure of six branches and modified the organizational chart to improve operating efficiency and reduce compensation expense. Nearly all of those initiatives began to improve profitability by January 1, 2012, and further improved our operating efficiency after the successful integration of the back office operations of LibertyBank during the first half of calendar year 2011. As a result of these initiatives, noninterest expenses during the year ended December 31, 2012, were $10.0 million lower than the year ended September 30, 2011.

From 2006 through December 31, 2011, we originated residential mortgage loans primarily for sale in the secondary market with servicing released to investors. In December 2008, we sold all of our remaining servicing rights to a third party. Starting in December 2011, we began referring nearly all of our residential mortgage loan applications to a third party originator that underwrites and closes the mortgage funding for the Bank's clients. While we may choose to directly originate some residential mortgage loans from time to time, we currently expect very few residential mortgage loans will be originated by the Bank for its portfolio or for sale in the secondary market under this new model.

The following list summarizes additional key strategic initiatives undertaken by management and factors affecting the Company's performance during fiscal year 2012:

•
We continued to execute our strategy of reducing reliance on high-cost certificates of deposit and borrowings as core deposits (defined as interest-bearing and noninterest-bearing checking, savings and money market accounts) increased to 75.4% of total deposits at December 31, 2012, compared to 67.7% at September 30, 2011;

•
Nonperforming assets decreased $23.2 million from September 30, 2011 to December 31, 2012, and nonperforming noncovered loans declined to 2.88% of noncovered loans at December 31, 2012, compared to 3.94% at September 30, 2011;

•	Economic conditions in our primary markets improved as unemployment, bankruptcies and foreclosures declined during 2012 and real estate values began to rise;

•	Noninterest expenses declined $10.0 million during the year ended December 31, 2012 compared to the year ended September 30, 2011;

•	The Company maintained its strong capital position with a total risk-based capital ratio of 38.57% and a Tier-1capital ratio of 15.36% at December 31, 2012;

•
Capital management activity remained strong during fiscal year 2012 as the Company repurchased 1,251,943 shares at an average cost of $9.86 per share and 390,131 shares during the three months ended December 31, 2011, at an average cost of $10.02 per share, all at significant discounts to tangible book value; and,

•
The Company increased its quarterly dividend during 2012, paying $0.23 per share in regular dividends and the Company declared and paid an additional special dividend of $0.12 per share in the fourth quarter of 2012.

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

Acquired Loans. Loans acquired in the CFB Acquisition were valued as of the acquisition date in accordance with SFAS No. 141, Business Combinations. At the time of the CFB Acquisition, the Company applied SFAS No. 141, which was superseded by SFAS No. 141(R). The Company was not permitted to adopt SFAS No. 141(R) prior to its effective date, which was October 1, 2009, due to the Company’s September fiscal year end. ASC Topic 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans purchased in the CFB Acquisition that were accounted for under ASC 310-30, management determined the value of the loan portfolio based on work provided by an appraiser. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. Management also estimated the amount of credit losses that were expected to be realized for the loan portfolio primarily by estimating the liquidation value of collateral securing loans on non-accrual status or classified as substandard or doubtful. At December 31, 2012, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of the underlying collateral. Loans purchased in the CFB Acquisition accounted for under ASC 310-30 were not aggregated into pools and are accounted for on a loan-by-loan basis. An allowance for loan losses was established for loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30.

Loans purchased in the LibertyBank Acquisition were valued as of acquisition date in accordance with ASC 805 Business Combinations, formerly SFAS 141(R). Further, the Company elected to account for all other loans purchased in the LibertyBank Acquisition within the scope of ASC 310-30 using the same methodology. Under ASC 805 and ASC 310-30, loans purchased in the LibertyBank Acquisition were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date, unlike the loans purchased in the CFB Acquisition, which are accounted for under previous guidance as described above. In situations where loans have similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans purchased in the LibertyBank Acquisition into 22 different pools, based on common risk characteristics such as loan classification, loan structure, nonaccrual status and collateral type.

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

Covered Assets. All of the loans purchased in the CFB Acquisition and nearly all of loans and leases purchased in the LibertyBank Acquisition are included under various loss sharing agreements with the FDIC and are referred to as “covered loans.” Covered loans, and provisions for loan losses, charge offs and recoveries, are reported exclusive of the expected cash flow reimbursements expected from the FDIC. All REO acquired in the CFB Acquisition and the LibertyBank Acquisition are also included in the loss sharing agreements and are referred to as “covered REO.” Covered REO is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered REO status, acquisition date fair value discounts on the related loan are also transferred to covered REO. Fair value adjustments on covered REO result in a reduction of the covered REO carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss to the Bank charged against earnings. The Bank is reimbursed by the FDIC on losses and reimbursable expenses on covered assets purchased in the CFB Acquisition at a rate of 80% on the first $34.0 million of losses and at a rate of 95% on losses thereafter. The Bank is reimbursed by the FDIC on losses and reimbursable expenses on covered assets purchased in the LibertyBank Acquisition at a rate of 80%.

FDIC Indemnification Asset. In conjunction with the CFB Acquisition and the LibertyBank Acquisition, the Bank entered into loss sharing agreements with the FDIC for amounts receivable under the loss sharing agreements. In some cases the FDIC indemnification agreement may be terminated on a loan by loan basis if the Bank renews or extends individual loans. At each acquisition date the Company elected to account for amounts receivable under the loss sharing agreements as an indemnification asset. Subsequent to the acquisitions the indemnification asset is tied to the loss in the covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and represents the present value of the cash flows the Company expects to collect from the FDIC under the loss sharing agreements. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted or amortized into noninterest income over the life of the FDIC indemnification asset.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2012 AND SEPTEMBER 30, 2011

Total assets decreased $128.6 million, or 10.9%, to $1.0 billion at December 31, 2012, from $1.2 billion at September 30, 2011. Total liabilities decreased $113.7 million, or 11.6%, to $868.8 million. These decreases were primarily a result of the maturity and repayment of certificates of deposit in the branches purchased in the LibertyBank Acquisition and due to the decline in net loans receivable during this period.

Assets. The increases and decreases in total assets were primarily concentrated in the following asset categories (dollars in thousands):

	December 31, 2012	September 30, 2011	Increase/(Decrease)
			Amount	Percent
Cash and amounts due from depository institutions	$115,529	$190,734	$(75,205)	(39.4)%
Investments available-for-sale, at fair value	420,505	380,847	39,658	10.4
Loans receivable, net of allowance for loan losses	409,846	468,213	(58,367)	(12.5)
Real estate owned and other repossessed assets	10,386	23,438	(13,052)	(55.7)
FDIC indemnification receivable, net	10,846	33,863	(23,017)	(68.0)

Cash and Amounts Due From Depository Institutions. The $75.2 million decrease in cash and equivalents to $115.5 million at December 31, 2012 from $190.7 million at September 30, 2011, was due to the purchase of investments and payments on maturing certificates of deposit that were not renewed, reflecting our strategy of allowing higher cost certificates of deposit to decline. These cash outflows were partially offset by proceeds received from loan payments and other operating income. We anticipate, subject to market conditions, that we will maintain higher than average liquidity in order to meet the demand of maturing certificates of deposit, prepare for the potential of rising interest rates, and to provide flexibility for potential acquisitions and repurchases of common stock.

Since 2008, we have placed excess cash balances with the Federal Reserve in order to reduce credit risk exposure to other financial institutions. Balances on deposit at the Federal Reserve Bank of San Francisco totaled $105.0 million and $180.6 million at December 31, 2012, and September 30, 2011, respectively. Currently, balances on deposit with the Federal Reserve Bank that are in excess of our required reserve balances earn interest at a rate that approximates the federal funds rate. In 2009, in response to the national banking crisis, the Board of Governors amended Regulation D, which established excess balance accounts. Previously, excess balances on deposit with the Federal Reserve Bank did not earn interest. The excess balance accounts are intended to be temporary accounts to assist financial institutions during the economic crisis. We consider excess reserve balances at the Federal Reserve Bank to be the more attractive alternative to other short-term investments due to low credit risk and comparatively higher yield to investments with less than one year to maturity. While the Board of Governors of the Federal Reserve Bank has not set a date for expiration of these accounts, we could experience a decline in interest income once the Federal Reserve Bank discontinues interest payments on excess balances. If these accounts expire, we may place excess cash in interest-bearing deposits with other financial institutions that do not have a guarantee from the U.S. Government, or we may purchase additional investments.

Investments. Investments increased $39.7 million, or 10.4% to $420.5 million at December 31, 2012 from $380.8 million at September 30, 2011. Our purchases of investments in 2012, and going forward into 2013, have focused on high-quality investments with an average duration, or average life, of approximately 2.5 to 3.5 years. We have given preference to medium-term securities in anticipation of rising interest rates and increases in loan demand in the next 18 to 24 months. Additionally, we believe our strategy mitigates price sensitivity to protect capital if we need to sell significant amounts of securities in the future to increase liquidity. We estimate the effective duration of our investment portfolio to be 3.0 years at December 31, 2012, compared to 2.7 years at September 30, 2011.

We continually analyze our investment portfolio to improve and optimize total return. During the year ended December 31, 2012, we were able to purchase and sell U.S. Treasury notes and certain mortgage-backed securities, recording pre-tax gains of $2.0 million due to price volatility and a strong rally in the bond market during this period.

Most of the Company’s mortgage-backed securities were issued by U.S. Government-sponsored enterprises, Fannie Mae, Freddie Mac and Ginnie Mae. While the U.S. Government has recently affirmed its support for government-sponsored enterprises and the mortgage-backed securities they issued, significant deterioration in their financial strength may have a material effect on the valuation and performance of the Company’s mortgage-backed securities portfolio in future periods. At December 31, 2012, we held one private label security with a fair value of $283,000 which carried a Moody’s rating of Ba3. Management has reviewed the delinquency status, credit support and collateral coverage of the loans pooled in this security and has concluded it was not other-than-temporarily impaired at December 31, 2012.

Loans and Leases. Loans and leases receivable, net, decreased $58.4 million to $409.8 million at December 31, 2012, from $468.2 million at September 30, 2011, as loans and leases in the portfolio of CELC, the leasing subsidiary of LibertyBank, declined rapidly and our one-to-four family residential loan portfolio continues to shrink. Additionally, the workout and foreclosure on nonperforming loans as well as loan charge-offs reduced outstanding loan balances. Covered loans and leases totaled $89.4 million at December 31, 2012, compared to $155.0 million at September 30, 2011. During 2012, we purchased $8.3 million of multifamily residential real estate loans from the Network for Oregon Affordable Housing. These loans were generally seasoned between three and 13 years and were originally underwritten to fund the construction of low-income individuals. We performed due diligence and reviewed the underwriting of these loans to ensure they were consistent with our internal underwriting standards.

Commercial business loans declined $21.1 million, or 42.4% to $28.7 million at December 31, 2012 from $49.8 million at September 30, 2011. At December 31, 2012, loans and leases in CELC totaled $5.0 million compared to $20.4 million at September 30, 2011, and accounted for nearly all of the decline in our commercial business loans during fiscal 2012. We have been winding down the operations of CELC since the LibertyBank acquisition and anticipate these balances will be substantially paid off by December 31, 2013.

One-to-four family residential loans declined $37.8 million, or 30.1% between September 30, 2011 and December 31, 2012. The reduction of one-to-four family residential loans is consistent with our strategy to reduce the portfolio’s concentration in those loans in favor of increasing the mix of commercial and commercial real estate loans in order to improve interest rate sensitivity and net interest margin. We began selling nearly all new one-to-four family loan originations in the secondary market in 2006. The sale of one-to-four family residential real estate loans to investors in the secondary market in connection with our mortgage banking activities required us to make representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, we may have an obligation to repurchase the assets or indemnify the purchaser against loss. We believe that the potential for significant loss under these arrangements is remote due to our underwriting standards. However, past performance may not be representative of future performance on sold loans and we may experience losses in the future. We recorded losses totaling $148,000 in connection with these arrangements during the year ended December 31, 2012, but no losses were incurred during fiscal year 2011.

Real estate construction loans increased $13.6 million, or 53.6%, between December 31, 2012 and September 30, 2011. Our noncovered construction portfolios increased to $33.5 million at December 31, 2012 from $14.8 million at September 30, 2011, while our covered loans purchased in the FDIC-assisted acquisitions decreased $5.1 million to $5.4 million at December 31, 2012. As noted earlier, construction of single family residences has increased in 2012, particularly in our Idaho Region. We opened a construction loan production office in Portland, Oregon, in 2012 and we are considering another construction loan production office in Salt Lake City in early 2013.

Home equity loans declined $7.1 million to $41.8 million at December 31, 2012 from September 30, 2011 as consumer spending improved over 2011, but households did not borrow to fund expenditures. Additionally, while home values began to rise again in 2012, we believe many homeowners still have negative equity, or insufficient equity, in their homes to support additional borrowings.

Allowance for Loan Losses. The allowance for loan losses decreased to $12.5 million at December 31, 2012, from $14.4 million at September 30, 2011, as the quality of our loan portfolio continues to show signs of improvement and we realized significant recoveries in our covered loan portfolios in 2012. The allowance for loan losses on the noncovered loan portfolio was 2.59% of noncovered loans at December 31, 2012, with only $792,000 of the $8.6 million allowance for losses on noncovered loans specifically allocated to impaired noncovered loans. At December 31, 2012, we had an allowance of $8.6 million on noncovered loans, an allowance of $1.2 million on covered loans purchased in the CFB Acquisition and an allowance of $2.7 million on loan pools purchased in the LibertyBank Acquisition.

Loans delinquent 30 to 89 days and still accruing interest totaled $809,000 at December 31, 2012, compared to $1.3 million at September 30, 2011. Nonperforming assets, which include nonaccrual loans and REO, totaled $24.8 million at December 31, 2012, compared to $48.0 million at September 30, 2011. Nonperforming noncovered loans totaled $9.6 million at December 31, 2012, compared to $12.9 million at September 30, 2011. Total nonperforming loans declined $10.2 million from September 30, 2011 to December 31, 2012.

Loans classified by us as "Watch" and "Special Mention", which are early indications of deterioration in creditworthiness, declined to $44.0 million at December 31, 2012, compared to $61.8 million at September 30, 2011. Noncovered loans criticized as "Watch" and "Special Mention" declined to $25.6 million at December 31, 2012, compared to at September 30, 2011. Noncovered loans classified as "Substandard" declined to $29.0 million at December 31, 2012, compared to $40.6 million at September 30, 2011.

Net charge-offs on noncovered loans totaled $1.3 million during the year ended December 31, 2012, while net recoveries on covered loans totaled $1.5 million during 2012. While we realized net charge-offs in our noncovered organic loan portfolio in 2012, we did not believe a provision for loan losses on noncovered organic loans was required due to a decline in overall balances in the loan portfolio and the improvement in key asset quality metrics (delinquent and nonperforming loans) experienced during the year and described above. Stable management and personnel in our Credit Administration Team and improving economic indicators further supported management's conclusion that additional reserves on noncovered organic loans was not necessary.

See “Asset Quality” on page 18 of this Form 10-K for additional discussion on our nonperforming loans, the loss sharing agreements and our estimate of losses under these agreements and our allowance for loan losses, including the allocation of the allowance for loan losses on page 25.

FDIC Indemnification Asset. As part of the purchase and assumption agreements for the acquisitions, we entered into loss sharing agreements with the FDIC. These agreements cover realized losses and certain related expenses on covered assets purchased from the FDIC in the CFB Acquisition and the LibertyBank Acquisition. The decrease in the FDIC indemnification receivable to $10.8 million at December 31, 2012 compared to $33.9 million at September 30, 2011, was due to the receipt of payments on loss claims made to the FDIC and due to the net reduction in estimated future losses on covered assets, which caused impairment charges of $10.9 million during the year ended December 31, 2012, and $4.7 million during the three months ended December 31, 2011. The impairment in the FDIC indemnification asset recognizes the decreased amount that the Company expects to collect from the FDIC under the terms of its loss sharing agreements due to lower expected losses on covered assets recognized in noninterest income. At December 31, 2012, the FDIC indemnification receivable for estimated losses on covered assets in the LibertyBank Acquisition totaled $8.6 million, while the receivable for estimated losses on covered assets in the CFB Acquisition was $2.2 million.

The loss sharing agreements will expire five years after the acquisition date for non-single family covered assets and ten years after the acquisitions date for single-family covered assets. After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered assets. Additionally, the Company's and the Bank's risk-based capital ratios will be reduced comparatively after expiration of the loss sharing agreements as covered assets currently receive a 20% risk-weighting. After the agreements expire, the risk-weighting for previously covered assets will most likely increase to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered asset portfolios qualify as non-single family covered assets. Therefore, most of the covered assets will no longer be indemnified after September 2014 for assets purchased in the CFB Acquisition and September 2015 for assets purchased in the LibertyBank Acquisition.

Bank Owned Life Insurance. The value of bank owned life insurance increased $3.1 million to $15.9 million at December 31, 2012 from $12.8 million at September 30, 2011. The policy premiums are invested in insurance companies which each have a rating of at least ‘A’ by Standard & Poor’s and A.M. Best. We continue to monitor the financial performance, capital levels and financial ratings of the companies that have issued the Bank’s “general account” life insurance policies.

Real Estate and Other Property Owned (REO). REO declined $13.1 million to $10.4 million at December 31, 2012 from $23.4 million at September 30, 2011 due to the sale of foreclosed assets during that period. Covered REO totaled $6.1 million at December 31, 2012, compared to $16.2 million at September 30, 2011. Noncovered REO totaled $4.3 million at December 31, 2012, compared to $7.3 million at September 30, 2011.

Deferred Taxes. As of December 31, 2012, the net deferred tax asset balance was $9.0 million compared to $3.9 million at September 30, 2011. The $5.1 million difference is primarily due to the change in interest on nonaccrual loans, which increased $2.6 million, and a $2.5 million reduction of the liability related to purchase accounting adjustments. All other items, net, decreased $77,000 since September 30, 2011.

Deposits. Deposits decreased $108.6 million, or 11.3%, to $850.9 million at December 31, 2012, from $959.5 million at September 30, 2011 primarily due to the managed reduction of higher-rate certificates of deposit. The following table details the changes in total deposit accounts (dollars in thousands):

	December 31, 2012	September 30, 2011	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing demand	$142,207	$141,040	$1,167	0.8%
Interest-bearing demand	225,017	228,315	(3,298)	(1.4)
Money market	167,202	177,183	(9,981)	(5.6)
Health savings accounts	23,819	23,032	787	3.4
Savings	83,401	79,640	3,761	4.7
Certificates of deposit	209,242	310,299	(101,057)	(32.6)
Total deposit accounts	$850,888	$959,509	$(108,621)	(11.3)%

Certificates of deposit comprised the majority of the deposit liabilities assumed in the LibertyBank Acquisition. Since we received a significant balance of cash in connection with the LibertyBank Acquisition, we executed a managed reduction in certificates of deposit in the LibertyBank portfolio. We recognized that some clients chose to move the balances of their maturing certificates of deposit into a money market account due to comparatively higher rates and the immediate availability of funds afforded in a money market account. As interest rates continued to fall and loan production remained relatively weak during the year ended December 31, 2012, we reduced our deposit rates to continue to reduce certificates of deposit. As a result, certificates of deposit declined $101.1 million to $209.2 million at December 31, 2012. We also reduced the rates offered on our money market accounts during 2012. Despite these actions, core deposit balances decreased only $7.6 million between these periods, with reductions in money market account balances comprising $10.0 million of the decline.

We believe increasing core deposits, particularly commercial checking accounts, and reducing reliance on certificates of deposits is an important component in the strategy to transform our balance sheet toward a commercial bank. The investment in free-standing full-service banking offices, reduced reliance on in-store branches, and changes made in the management team and the organizational alignment of our retail banking program should help increase core deposit accounts, despite the significant challenges in our markets.

Our deposit portfolio includes a concentration of low-cost health savings accounts. Health savings accounts totaled $23.8 million and $23.0 million at December 31, 2012 and September 30, 2011, respectively. Most of these accounts are originated through third-party relationships throughout the United States that refer to the bank entities that wish to offer health savings accounts as a benefit to their employees. Changes in tax law, government health care mandates or the structure of health savings accounts could cause the balances to be withdrawn.
Borrowings. FHLB advances and other borrowings decreased $117,000 to $4.8 million at December 31, 2012, and was comprised of retail repurchase agreements that are collateralized by various investment securities. We prepaid our FHLB advances in September 2011. The prepayment penalty recorded during fiscal year 2011 was $2.0 million, before income taxes.

Equity. Stockholders’ equity decreased $14.9 million to $179.8 million at December 31, 2012, from $194.7 million at September 30, 2011. The primary reason for the decrease was the repurchase of 1,251,943 shares during the year ended December 31, 2012 and an additional 390,131 shares during the three months ended December 31, 2011 at a total cost of $16.3 million. On October 26, 2012 the Company announced a stock repurchase of up to 725,000 shares of its outstanding common stock, inclusive of all remaining shares from previously announced repurchase plans. Through December 31, 2012, we have purchased 83,430 shares under this renewed stock repurchase plan. We do not anticipate purchasing shares at a price per share that is higher than the Company’s tangible book value per share, which was $12.26 (common stockholders' equity of $179.8 million less intangible assets of $2.5 million divided by outstanding common shares) at December 31, 2012. Our book value per share (common stockholders' equity divided by outstanding common shares) was $12.44 at December 31, 2012. Additionally, during these periods we paid $5.7 million in dividends to shareholders during 2012, which included an increase in the regular quarterly dividend from $0.055 per share to

$0.06 per share and the payment of a special dividend of $0.12 per share during the fourth quarter of 2012. Net income during the year ended December 31, 2012 and the three months ended December 31, 2011 of $1.8 million and $1.4 million, respectively, partially offset these decreases. Additionally, the unrealized gain on securities available-for-sale, net of tax, increased $2.0 million at December 31, 2012, to $8.2 million compared to $6.2 million at September 30, 2011.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2012 AND SEPTEMBER 30, 2011

General. Net income for the year ended December 31, 2012 was $1.8 million, or $0.12 per diluted share, compared to a net loss of $(4.6) million, or $(0.30) per diluted share, for the year ended September 30, 2011. The net loss for the fiscal year ended September 30, 2011, included a number of charges related to strategic initiatives undertaken in the fourth quarter of fiscal year 2011. These initiatives reduced interest expense and noninterest expense during the year ended December 31, 2012 and were the key contributors to our profitability in 2012.

Net Interest Income. Net interest income increased $3.3 million, or 7.8%, to $45.3 million for the year ended December 31, 2012, from $42.0 million for the year ended September 30, 2011. The increase in net interest income was primarily attributable to the a decrease in interest expense as interest and dividend income also declined in 2012. Net interest margin increased to 4.59% during the year ended December 31, 2012 from 3.51% in fiscal 2011.

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

	Year Ended December 31, 2012 Compared to September 30, 2011
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$9,184	$(11,051)	$(1,867)
Loans held for sale	—	(56)	(56)
Interest-bearing deposits in other banks	(77)	(271)	(348)
Investment securities	(251)	604	353
Total net change in income on interest-earning assets	$8,856	$(10,774)	(1,918)
Interest-bearing liabilities:
Savings deposits	$(124)	$7	(117)
Interest-bearing demand deposits	(396)	31	(365)
Money market accounts	(445)	2	(443)
Certificates of deposit	570	(2,625)	(2,055)
Total deposits	(395)	(2,585)	(2,980)
FHLB advances	(110)	(2,096)	(2,206)
Total net change in expense on interest-bearing liabilities	$(505)	$(4,681)	(5,186)
Total increase in net interest income			$3,268

Interest and Dividend Income. Total interest and dividend income for the year ended December 31, 2012, decreased $1.9 million, or 3.8%, to $49.1 million, from $51.1 million for fiscal year 2011. The decrease during the period was primarily attributable to a decrease in the balance of loans purchased in the acquisitions. Average interest-earning assets decreased $211.6 million to $985.6 million during the year ended December 31, 2012 from $1.2 billion during fiscal year 2011 due to the decline in the loan portfolio. This decline in average interest-earning assets was partially offset by an increase in the yield on earning assets to 4.99% during 2012 as compared to 4.27% in fiscal 2011.

Net interest margin is significantly enhanced by accretable income on purchased loans from the acquisitions. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter the Company analyzes the cash flow assumptions on loan pools purchased in the LibertyBank Acquisition and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. During the year ended December 31, 2012, the Company experienced significant prepayments on pooled loans, which resulted in accretion gains.

The Company’s net interest income and net interest margin continue to be reduced by an unfavorable interest-earning asset mix that is weighted heavily toward cash and securities (55.6% of interest earning assets at December 31, 2012). This excess liquidity is primarily the result of the cash received in the LibertyBank Acquisition, continues to adversely affect our asset yields as the weak lending and investing environment has limited our opportunities to invest this exces liquidity in higher yielding assets. While we expect accretable yield will continue to be a significant component of loan income over the next several quarters, we believe the underlying net interest margin will continue to perform below optimal levels due to the unfavorable asset mix. Additionally, as the acquired loan pools decline in balance, the impact of accretable yield is diminished. As a result, the Company expects net interest margin to decline in 2013 as accretable yield declines compared to previous years. The following table compares average earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended December 31, 2012 and September 30, 2011 (dollars in thousands):

	Year Ended				Increase/ (Decrease) in Interest and Dividend Income
	December 31, 2012		September 30, 2011
	Average Balance	Yield	Average Balance	Yield
Loans receivable, net of deferred fees	$440,199	9.10%	$552,111	7.59%	$(1,867)
Loans held for sale	—	—	1,808	4.13	(56)
Interest bearing deposits in other banks	98,658	0.23	226,246	0.26	(348)
Investment securities, available-for-sale	429,044	2.07	399,300	2.13	353
FHLB stock	17,665	—	17,717	—	—
Total interest-earning assets	$985,566	4.99%	$1,197,182	4.27%	$(1,918)

Interest Expense. Interest expense decreased $5.2 million, or 57.2% to $3.9 million for the year ended December 31, 2012, compared to $9.1 million for the year ended September 30, 2011. Average interest-bearing liabilities decreased $242.5 million between these periods to $742.8 million, and our cost of funds decreased to 0.52% for the year ended December 31, 2012, compared to 0.92% for the year ended September 30, 2011. In September 2011, we repaid all outstanding borrowings with the FHLB of Seattle (approximately $48.3 million), for which we incurred a prepayment penalty of $2.0 million. However, the prepayment decreased interest expense by an estimated $2.2 million between these periods.

The decline in average certificates of deposits during the year ended December 31, 2012, compared to the year ended September 30, 2011, was due to maturities of certificates of deposit, primarily in the LibertyBank Acquisition deposit portfolio. Due to the significant amount of cash we received in the LibertyBank Acquisition, the current low interest rate environment, and weak loan demand from creditworthy borrowers, the need for additional funding through certificates was muted so we reduced our rates on deposits during the fiscal year 2011, and continued to reduce rates throughout 2012, permitting certificates of deposit to decline.

The following table details average balances, cost of funds and the change in interest expense for the years ended December 31, 2012 and September 30, 2011 (dollars in thousands):

	Year Ended				Decrease in Interest Expense
	December 31, 2012		September 30, 2011
	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand deposits	$245,991	0.18%	$236,599	0.34%	$(365)
Savings deposits	80,922	0.07	77,948	0.22	(117)
Money market deposits	176,885	0.20	176,331	0.45	(443)
Certificates of deposit	234,236	1.27	437,996	1.15	(2,055)
FHLB advances and other borrowings	4,754	1.49	56,415	4.04	(2,206)
Total interest-bearing liabilities	$742,788	0.52%	$985,289	0.92%	$(5,186)

Approximately $107.4 million of certificates of deposit are scheduled to mature during 2013.

Provision for Loan Losses. A negative provision for loan losses of $(1.8) million (entirely on covered loans), was recorded in connection with our analysis of losses in the loan portfolio for the year ended December 31, 2012, compared to a provision for loan losses of $11.4 million for fiscal year 2011, which included a $10.3 million provision on covered loans. The estimated indemnifiable portion for a negative provision for loan losses on covered loans is recorded as a decrease to the FDIC indemnification asset and a decrease in other income, which totaled $(1.8) million for the year ended December 31, 2012. The offset to the provisions in fiscal 2011 was recorded as an increase to the FDIC indemnification asset and an increase in other income, which totaled $9.3 million for that year.

Loans purchased in the LibertyBank Acquisition were aggregated into pools. If an individual pool performs better than management's original estimates, the Company may incur an increase in accretable yield in interest income, which is offset somewhat by impairment in the FDIC indemnification asset since loan losses are expected to be less than previously estimated. If the estimated cash flows in a loan pool are less than management previously estimated, an allowance for loan losses may be recorded through a provision, which is offset somewhat by the amount expected to be recovered from the FDIC under the loss sharing agreements. During the year ended December 31, 2012, we recognized $829,000 in impairments on certain loan pools purchased in the LibertyBank Acquisition. These impairments were partially offset by an indemnification recovery of $657,000. We recognized provisions for loan losses on certain pools of loans purchased in the LibertyBank Acquisition of $2.3 million during the year ended September 30, 2011, which was partially offset by an indemnification recovery of $1.9 million.

Improving credit quality and an improving economy have reduced the likelihood of additional losses in the noncovered, originated loan portfolio at December 31, 2012. Therefore, we did not record a provision for noncovered, originated loans during the year ended December 31, 2012, compared to a provision of $1.1 million during fiscal year 2011.

We consider the allowance for loans losses at December 31, 2012, to be our best estimate of probable incurred losses inherent in the loan portfolio as of that date based on the assessment of the above-mentioned factors affecting the loan portfolio. While we believe the estimates and assumptions used in the determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income decreased $15.7 million, to $(655,000) for the year ended December 31, 2012 from $15.0 million for the year ended September 30, 2011. The FDIC indemnification recovery represents the recovery of amounts expected from the FDIC under loss sharing agreements due to incremental provisions for loan losses in the current period or the impairment (reduction) in the expected amounts to be recovered from the FDIC due to a negative provision in the current period. Impairment of the FDIC indemnification asset generally relates to the reduction in the amounts estimated to be received from the FDIC on pooled loans as a result of increases in cash flows. The impairment of the FDIC indemnification asset was higher in 2012 due to higher expected cash flows from loans purchased in the LibertyBank Acquisition. As noted earlier, increases in estimated cash flows increase interest on loans through the higher accretable yield on purchased loans. A $2.0 million prepayment penalty on FHLB borrowings reduced noninterest income for fiscal year 2011. Excluding the impact of the FDIC indemnification asset and the prepayment penalty, noninterest income declined $720,000 during the year ended December 31, 2012, as compared to the fiscal year ended September 30, 2011.

The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2012	September 30, 2011	Amount	Percent
Service charges and fees	$8,653	$9,823	$(1,170)	(11.9)%
Gain on sale of loans	1	849	(848)	(99.9)
Gain on sale of securities	1,971	607	1,364	224.7
Increase in cash surrender value of life insurance	488	412	76	18.4
FDIC indemnification recovery	(1,807)	9,313	(11,120)	(119.4)
Impairment of FDIC indemnification asset	(10,856)	(4,989)	(5,867)	117.6
Prepayment penalty on borrowings	—	(2,007)	2,007	(100.0)
Other	895	1,037	(142)	(13.7)
Total noninterest income	$(655)	$15,045	$(15,700)	(104.4)%

Service charges and fee income decreased $1.2 million to $8.7 million for the year ended December 31, 2012, compared to the year ended September 30, 2011. Compared to the comparable year, overdraft fees were $1.4 million lower in the year ended December 31, 2012. The continued decline in overdraft fees was due to fewer “free checking” accounts and regulatory changes that were first implemented in July 2010. Subsequent guidance from bank regulatory agencies and the Company's risk management practices have caused further reductions in overdraft fees as fewer clients qualify for participation in our extended overdraft program, which further exacerbates the decline in fee income. The elimination of "free checking" accounts and the implementation of a new checking account with minimum balance requirements in order to avoid a monthly service charge helped to otherwise increase fee income by $142,000 during 2012 compared to the year ended September 30, 2011.

Noninterest income includes pre-tax gains on sales of investments of $2.0 million during the year ended December 31, 2012, compared to $607,000 for the year ended September 30, 2011. Most of the gains during 2012 were realized on U.S. Treasury bonds that were purchased during the first half of 2012 and sold during the strong rally in the bond market later in 2012. During the year ended September 30, 2011, we identified approximately $27.6 million of mortgage-backed securities that evidenced a significant risk of prepayment and the possibility of negative recorded yields due to accelerated amortization of the purchase premiums on those investments if the prepayment speeds accelerated. As a result, we sold those investments at a $607,000 gain to avoid the risk of negative book yields in future periods.

We changed our mortgage loan origination strategy in December 2011. Previously, we directly originated one-to-four family residential loans for sale in the secondary market. Starting in December 2011, we now refer mortgage applications to a third party originator. As a result, we no longer report gains on sale of loans. While we recognized $849,000 during the year ended September 30, 2011, the personnel and compliance expenses associated with the previous strategy of direct origination of one-to-four family loans caused that line of business to be unprofitable for us.

The Bank repaid its $48.3 million of outstanding borrowings with the FHLB on September 22, 2011. The prepayment penalty was $2.0 million recognized during the year ended September 30, 2011.

Noninterest Expense. Noninterest expense decreased $10.0 million, or 18.7%, to $43.5 million for the year ended December 31, 2012, compared to the year ended September 30, 2011, as we incurred significant compensation, data processing and professional services expenses during most of fiscal year 2011 to complete the integration of LibertyBank and closed six branches between September 30, 2011 and December 31, 2011, which reduced personnel and occupancy expenses. The LibertyBank Acquisition occurred in July 2010 and added 13 branches. Additionally, noninterest expense was higher in fiscal 2011 as we maintained two core application software platforms until March 2011 when the LibertyBank core system conversion was completed. We also achieved additional cost savings in the year ended December 31, 2012 by consolidating in May 2011 two separately located administrative teams into our Eugene, Oregon administrative office.

The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Year Ended		Decrease
	December 31, 2012	September 30, 2011	Amount	Percent
Compensation and benefits	$24,054	$28,135	$(4,081)	(14.5)%
Occupancy and equipment	6,176	6,897	(721)	(10.5)
Data processing	3,945	4,243	(298)	(7.0)
Advertising	776	1,122	(346)	(30.8)
Postage and supplies	987	1,252	(265)	(21.2)
Professional services	2,351	3,204	(853)	(26.6)
Insurance and taxes	2,158	3,294	(1,136)	(34.5)
Amortization of intangibles	564	725	(161)	(22.2)
Provision for REO	736	1,414	(678)	(47.9)
Other	1,767	3,223	(1,456)	(45.2)
Total noninterest expense	$43,514	$53,509	$(9,995)	(18.7)%

Compensation and benefits decreased $4.1 million or 14.5% to $24.1 million for the year ended December 31, 2012 from $28.1 million for the year ended September 30, 2011 due to branch closings and the consolidation of operations that occurred during calendar year 2011. Compensation expense related to the KSOP was $815,000 during the year ended December 31, 2012, compared to $1.6 million during the year ended September 30, 2011. The reduced expense in 2012 was a result of the merger of the ESOP and the 401(k) plan and the refinancing of the ESOP loans, which reduced the number of shares released in fiscal year 2012.

All other categories of expenses were $5.9 million in the aggregate lower during the year ended December 31, 2012 compared to the year ended September 30, 2011. Occupancy and equipment expense was $721,000 lower in 2012 due to branch closures that occurred in late 2011. Professional services declined by $853,000 in 2012 compared to fiscal 2011 as a result of a number of information technology integration projects that were in process in the first half of 2011 that have since been completed. Insurance and taxes declined by $1.1 million in 2012 primarily due to a change in the assessment base for deposit insurance premiums, as well as lower REO balances and fewer branches in 2012.

Other expenses declined $1.5 million for the year ended December 31, 2012, due primarily to the $1.1 million of expenses incurred in September 2011 related to branch closures, and improved operating efficiency due to operational integration and fewer branches, partially offset by the accrual of $539,000 of expenses related to branch closures recorded in 2012. The provision for REO declined $678,000 to $736,000 during the year ended December 31, 2012.

Income Tax Benefit. The income tax provision from continuing operations was $1.1 million based on pre-tax income from operations of $2.9 million, which equates to an effective rate of 37.06%. This compares to income tax benefit from continuing operations of $3.2 million based on a pre-tax loss of $7.9 million for the year ended September 30, 2011.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

Net income for the three months ended December 31, 2011, was $1.4 million, or $0.09 per diluted share, compared to a net loss of $1.3 million, or $0.08 per diluted share, for the same period in the prior year. Net interest margin during the quarter ended December 31, 2011, increased substantially to 5.54% compared to 2.58% during the quarter ended December 31, 2010. The increase over the quarter a year earlier was primarily the result of the increase in accretable yield during the quarter ended December 31, 2011, on loans purchased in the LibertyBank Acquisition.

Net Interest Income. Net interest income before the provision for loan losses increased $6.0 million, or 72.4%, to $14.3 million for the quarter ended December 31, 2011, compared to $8.3 million for the same quarter of the prior year. The increase was attributable to the increase in accretable yield on purchased loans in fiscal year 2011 due to the LibertyBank Acquisition. The incremental accretion income due to repayments represented the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes. The additional income stemmed from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. During the quarters ended December 31, 2011 and 2010, the impact of loan removals totaled $1.2 million and $0, respectively.

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

Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 2011, increased $4.3 million, to $15.6 million, from $11.2 million for the three months ended December 31, 2010. The increase during that quarter was primarily attributable to an increase in the yield earned on loans due the LibertyBank Acquisition, partially offset by a decrease in average earning asset balances.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income (dollars in thousands):

	For the Three Months Ended December 31,				Increase/ (Decrease) in Interest and Dividend Income
	2011		2010
	Average Balance	Yield	Average Balance	Yield
Loans receivable, net of deferred fees	$469,947	11.38%	$616,643	6.03%	$4,070
Loans held for sale	1,012	3.67	4,759	4.31	(42)
Interest bearing deposits in other banks	143,610	0.28	321,745	0.26	(112)
Investment securities, available-for-sale	402,134	2.08	328,853	2.05	407
FHLB stock	17,717	—	17,717	—	—
Total interest-earning assets	$1,034,420	6.02%	$1,289,717	3.49%	$4,323

The average yield on loans increased due to accretion of discounts on purchased loans in the LibertyBank Acquisition. Income on loans held for sale declined during the December 31, 2011 quarter declined as we ceased originating mortgage loans for sale in the secondary market during the quarter ended December 31, 2011.

Interest Expense. Managed runoff in certificates of deposits combined with lower average interest-bearing core deposits resulted in a reduced cost of funds compared to prior periods. Additionally, the Bank paid off all outstanding borrowings with the FHLB in September 2011, which reduced interest expense on borrowings during the quarter ended December 31, 2011 compared to the same quarter in the prior year. The cost of funds for the quarter ended December 31, 2011 was 0.62% compared to 1.09% for the quarter ended December 31, 2010. The following table details average balances, cost of funds and the change in interest expense (dollars in thousands):

	For the Three Months Ended December 31,				Decrease in Interest Expense
	2011		2010
	Average Balance	Rate	Average Balance	Rate
Savings deposits	$247,967	0.22%	$230,898	0.50%	$(149)
Interest-bearing demand deposits	79,192	0.14	71,884	0.37	(39)
Money market deposits	178,418	0.32	175,830	0.63	(134)
Certificates of deposit	288,082	1.26	530,780	1.23	(732)
FHLB advances and other borrowings	4,893	1.72	66,422	4.00	(643)
Total interest-bearing liabilities	$798,552	0.62%	$1,075,814	1.09%	$(1,697)

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

Provision for Loan Losses. A negative provision for loan losses of ($474,000) was recorded during the quarter ended December 31, 2011, compared to a provision of $3.0 million for the year-ago period. The gross negative provision on covered loans purchased in the CFB Acquisition totaled ($872,000) and related to a reduction in the estimated losses on covered loans that have had partial charge-downs due to observed credit impairment. A gross provision for loan losses on certain pools of loans purchased in the LibertyBank Acquisition totaled $398,000 during the quarter ended December 31, 2011. Net of amounts recorded in noninterest income as FDIC indemnification recovery or provision, the impact of the provision for loan losses reduced income before taxes by $41,000 during the quarter ended December 31, 2011.

Nonperforming loans declined significantly to $26.1 million at December 31, 2011, compared to $40.0 million at December 31, 2010, and delinquent and classified loans were significantly lower at December 31, 2011 as well. As a result, the provision for loan losses declined substantially during the quarter ended December 31, 2011 compared to 2010.

Noninterest Income. Noninterest income for the quarter ended December 31, 2011, was reported as a loss due to the impairment of the FDIC indemnification asset, which totaled $4.7 million during the quarter. The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Three Months Ended December 31,		Increase/(Decrease)
	2011	2010	Amount	Percent
Service charges and fees	$2,246	$2,459	$(213)	(8.7)%
Gain on sale of loans	181	348	(167)	(48.0)
Gain on sale of securities available for sale	590	—	590	n/a
Gain on sale of fixed assets and repossessed assets	328	274	54	19.7
FDIC indemnification recovery (provision)	(515)	1,996	(2,511)	(125.8)
Accretion (impairment) of FDIC indemnification asset	(4,667)	922	(5,589)	(606.2)
Other	206	304	(98)	(32.2)
Total noninterest income	$(1,631)	$6,303	$(7,934)	(125.9)%

Service charges and fee income decreased $213,000 to $2.2 million for the quarter ended December 30, 2011, compared to the compared to the same period a year ago. Overdraft fees and interchange income were $187,000 and $140,000 lower in the quarter ended December 31, 2011, compared to the same quarter in the prior year. Noninterest income also included pre-tax gains on sales of securities of $590,000 during the quarter ended December 31, 2011. Additionally, the Bank sold one of the branch facilities that was closed in December 2011 and recorded a pre-tax gain of $264,000 during the quarter ended December 31, 2011. The gain on sale of REO was $168,000 and $127,000 during the quarters ended December 31, 2011 and 2010, respectively.

Noninterest Expense. Noninterest expense for the quarter ended December 31, 2011, decreased $2.8 million or 20.3% compared to the quarter ended December 31, 2010, due to a significant reduction in personnel and integration costs as a result of the consolidation of operating systems of the acquired operations of LibertyBank and Community First Bank that was completed during the first half of fiscal year 2011. This integration reduced compensation expense, data processing and professional fees for the quarter ended December 31, 2011 compared to the same period of the prior year.

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

Compensation and benefits expense decreased $1.2 million during the quarter ended December 31, 2011, compared to the quarter a year earlier due to branch closings and the consolidation of operations that occurred during fiscal year 2011. On September 30, 2011, with an effective date of January 1, 2012, we merged our employee stock ownership (“ESOP”) and 401(k) plans into a single plan (“KSOP”) and refinanced the loans associated with the ESOP, which lowered the allocation of ESOP shares in future periods. Compensation expense related to the ESOP was $35,000 during the quarter ended December 31, 2011, compared to $336,000 in the quarter ended December 31, 2010. Expense related to the ESOP is recorded based on the fair value of the Company’s share price and, therefore, is subject to fluctuation in future periods.

Insurance and taxes expense was $342,000 lower during the quarter ended December 31, 2011, compared to the same quarter in the prior year due to a $234,000 reduction in the Bank’s FDIC insurance premiums as a result of a change in the way premiums are calculated during 2011. Other expenses declined $264,000 from the same quarter in the prior year due primarily to the fewer miscellaneous expenses as a result of the integration of operations. Additionally the provision for noncovered REO totaled $482,000 during the quarter ended December 31, 2011, which represents a $193,000 decrease from the provision recorded during the quarter ended December 31, 2010.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

General. Net loss for the year ended September 30, 2011 was ($4.6 million), or ($0.30) per diluted share, compared to a net loss of ($4.1 million), or ($0.26) per diluted share, for the year ended September 30, 2010. The net loss for the fiscal year ended September 30, 2011, included a number of charges related to strategic initiatives undertaken in the fourth quarter of fiscal year 2011. The net loss for the fiscal year ended September 30, 2010 included a $3.2 million bargain purchase gain related to the LibertyBank Acquisition.

The LibertyBank Acquisition was consummated on July 30, 2010, during the fourth quarter of fiscal year 2010. The LibertyBank Acquisition was incorporated prospectively in the Company’s Consolidated Financial Statements from that date; therefore, year-over-year results of operations from fiscal year 2010 may not be comparable.

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

Interest and Dividend Income. Total interest and dividend income for the year ended September 30, 2011, increased $13.5 million, or 36.1%, to $51.1 million, from $37.6 million for fiscal year 2010. The increase during that period was primarily attributable to the increase in interest-earning balances purchased in the acquisitions. Interest income on loans was significantly higher in fiscal year 2011 due to the impact of accretable yield on loans purchased in the LibertyBank Acquisition. The incremental accretion income represents the amount of income recorded on the acquired loans above the contractual rate stated in the individual loan notes and stems from the discount established at the time these loan portfolios were acquired.

Despite the increase in accretable yield, the Company’s net interest income and net interest margin continued to be reduced by an unfavorable interest-earning asset mix that was heavily weighted toward cash and securities (52.3% of interest earning assets at September 30, 2011). This excess liquidity was primarily the result of the cash received in the LibertyBank Acquisition, which was exacerbated by a weak lending and investing environment. The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended September 30, 2011 and 2010 (dollars in thousands):

	Year Ended September 30,				Increase/ (Decrease) in Interest and Dividend Income
	2011		2010
	Average Balance	Yield	Average Balance	Yield
Loans receivable, net of deferred fees	$552,111	7.59%	$536,342	5.72%	$11,267
Loans held for sale	1,808	4.13	1,719	4.74	(25)
Interest bearing deposits in other banks	226,246	0.26	156,409	0.21	250
Investment securities, available-for-sale	399,300	2.13	173,930	3.72	2,041
FHLB stock	17,717	—	11,601	—	—
Total interest-earning assets	$1,197,182	4.27%	$880,001	4.27%	$13,533

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

The following table details average balances, cost of funds and the change in interest expense for the years ended September 30, 2011 and 2010 (dollars in thousands):

	Year Ended September 30,				Decrease in Interest Expense
	2011		2010
	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand deposits	$236,599	0.34%	$131,856	0.68%	$(95)
Savings deposits	77,948	0.22	49,966	0.61	(132)
Money market deposits	176,331	0.45	102,657	0.88	(111)
Certificates of deposit	437,996	1.15	295,716	1.72	(73)
FHLB advances and other borrowings	56,415	4.04	79,264	3.98	(876)
Total interest-bearing liabilities	$985,289	0.92%	$659,459	1.57%	$(1,287)

Provision for Loan Losses. A provision for loan losses of $11.4 million, including a provision of $10.3 million on covered loans, was recorded in connection with our analysis of losses in the loan portfolio for the year ended September 30, 2011, compared to a provision for loan losses of $10.3 million for fiscal year 2010, which included a $1.1 million provision on covered loans. The estimated indemnifiable portion of the provision for loan losses on covered loans was recorded as an increase to the FDIC indemnification asset and an increase in other income, which totaled $9.3 million and $1.3 million in fiscal years 2011 and 2010, respectively.

Noninterest Income. Noninterest income decreased $1.6 million, or 9.8%, to $15.0 million for the year ended September 30, 2011 from $16.7 million for the year ended September 30, 2010. The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Year Ended September 30,		Increase/(Decrease)
	2011	2010	Amount	Percent
Service charges and fees	$9,823	$9,157	$666	7.3%
Gain on sale of loans	849	648	201	31.0
Gain on sale of securities	607	98	509	519.4
Increase in cash surrender value of life insurance	412	423	(11)	(2.6)
FDIC indemnification recovery	9,313	1,276	8,037	629.9
Bargain purchase gain	—	3,209	(3,209)	(100.0)
Accretion (impairment) of FDIC indemnification asset	(4,989)	1,428	(6,417)	(449.4)
Prepayment penalty on borrowings	(2,007)	—	(2,007)	n/a
Other	1,037	440	597	135.7
Total noninterest income	$15,045	$16,679	$(1,634)	(9.80)%

During fiscal 2011, service fees and charges increased $666,000 to $9.8 million with most of the increase attributable to the LibertyBank Acquisition. Checking fee income historically represented a larger percentage of our total revenues than many of our peers due to a deposit strategy implemented many years ago that we no longer pursue. Historically, the Bank focused on high-transaction, low-balance “free checking” accounts that would result in high overdraft fee income. We changed our strategy on deposit aggregation in 2006 to focus on building deeper relationships with our depositors that has resulted in fewer accounts with higher, more stable balances because we believe relationship-based customers improve the Company’s franchise value and provide a stable, low-cost funding source for loans, which results in higher net interest income. While we began this strategic initiative several years ago, we have retained a significant number of those low-balance, high overdraft free checking accounts.

New overdraft fee regulations that went into effect in the fourth quarter of fiscal 2010 had a significant impact on overdraft fee income in fiscal 2011. In addition to changes in operational processing, customers were now explicitly required to “opt-in” to use our overdraft services on debit card and ATM transactions. While total organic checking account balances were higher in fiscal 2011, fees from overdrafts, excluding the LibertyBank Acquisition, declined $2.5 million, or 54.3%, in fiscal 2011, compared to fiscal 2010. However, the change in checking account composition has had a positive impact on earnings through fewer checking account balance charge offs. Net losses on checking accounts totaled $277,000 in fiscal 2011 compared to $621,000 in fiscal 2010.

Service charges and fees also included revenue from our non-banking lines of business, including merchant cards and investment services. Before the LibertyBank Acquisition, we referred merchant banking accounts to a third party in exchange for a referral fee. However, in connection with the LibertyBank Acquisition, we changed merchant services providers and hired a staff of salespersons to generate merchant accounts internally as an agent for the third party. Revenue for merchant banking services totaled $607,000 in fiscal 2011 compared to $111,000 in fiscal 2010. However, since this was a new program, personnel and other expenses directly related to the merchant banking program resulted in minimal profitability in fiscal year 2011. Similarly, we hired additional personnel to our investment services team since the LibertyBank Acquisition, which increased compensation expense, but also increased revenue. In fiscal 2011, commissions on non-deposit product investment services revenue totaled $876,000 compared to $440,000 in fiscal 2010.

Interchange fee income totaled $4.0 million in fiscal 2011, an increase of $922,000 compared to $3.1 million in fiscal 2010. Organically, our interchange fees increased $275,000, or 11.5%.

Nonrecurring items recorded in noninterest income included the prepayment penalty on FHLB advances of $2.0 million in fiscal 2011 and a bargain purchase gain of $3.2 million in connection with the LibertyBank Acquisition recorded in fiscal 2010.

Accretable income is recorded on the FDIC indemnification receivable related to the passage of time. If actual and projected future losses are less than previously estimated, the FDIC indemnification asset is reduced by amortizing expense to noninterest income. During fiscal year 2011, we updated our loss estimates and cash flows for the pools of loans purchased in the LibertyBank Acquisition, which resulted in lower loss projections than previously estimated.

As a result, we recorded in noninterest income during fiscal 2011 an impairment of the FDIC indemnification asset of $5.0 million as compared to an accretion of $1.4 million for fiscal 2010.

An FDIC indemnification recovery of $9.3 million and $1.3 million were recorded in fiscal years 2011 and 2010, respectively, representing the increase in the FDIC indemnification asset due to a provision for loan losses of $10.1 million and $1.1 million recorded in fiscal years 2011 and 2010, respectively, on covered loans.

Other income included net gains on the sale of REO of $355,000 in fiscal year 2011 and net losses on the sale of REO of $265,000 in fiscal 2010. Additionally, other income in fiscal year 2010 included a recovery of $198,000 on loans that were charged off by LibertyBank prior to our acquisition. These charged-off loans were not included in the loss sharing agreements of the LibertyBank Acquisition; therefore the recovery does not need to be shared with the FDIC and were not recorded as purchase adjustments since the loans were not on the books of LibertyBank on the acquisition date.

Noninterest Expense. Noninterest expense increased $12.7 million, or 31.0%, to $53.5 million for the year ended September 30, 2011, due to the significant increase in operations undertaken with the LibertyBank Acquisition. The LibertyBank Acquisition occurred in July 2010 and added 13 branches. Additionally, we maintained two core operating platforms until March 2011 when the LibertyBank core system conversion was completed and two operations teams until May 2011 when our operations tasks and personnel were consolidated in Eugene, Oregon. Therefore, we incurred significant compensation, data processing and professional services expenses during most of fiscal year 2011 to complete the operational integration.

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

REO and other property owned decreased to $23.4 million at September 30, 2011 from $30.5 million at September 30, 2010. Partially as a result of this, we experienced a decrease in provision for REO to $1.4 million in fiscal 2011 compared to $3.2 million in fiscal 2010. The $1.4 million of provision for REO expense represents additional adjustments downward in the carrying value of REO subsequent to foreclosure.

Other noninterest expense for fiscal year 2011 includes postage and supplies expense of $1.3 million, an increase from the $848,000 in fiscal 2010, and other operating expenses, which increased $1.4 million from fiscal 2010 due to the acquisitions.

Income Tax Benefit. Income tax benefit from continuing operations was $3.2 million based on a pre-tax loss from operations of $7.9 million. This compared to an income tax benefit from continuing operations in fiscal 2010 of $2.9 million based on a $7.3 million pre-tax loss. We did not recognize an extraordinary gain in fiscal 2011, while the extraordinary gain in fiscal 2010 was $305,000, net of $195,000 in taxes, and was the result of a purchase price adjustment by the FDIC on the CFB Acquisition.

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

	Year Ended			Three Months Ended			Years Ended September 30,
	December 31, 2012			December 31, 2011			2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Total loans (1)	$440,199	$40,058	9.10%	$469,947	$13,365	11.38%	$552,111	$41,925	7.59%	$536,342	$30,658	5.72%
Loans held for sale	—	—	—	1,012	9	3.67	1,808	56	4.13	1,719	81	4.74
Interest bearing deposits in other banks	98,658	230	0.23	143,610	100	0.28	226,246	578	0.26	156,409	328	0.21
Investment securities	429,044	8,861	2.07	402,134	2,092	2.08	399,300	8,508	2.13	173,930	6,467	3.72
FHLB stock	17,665	—	—	17,717	—	—	17,717	—	—	11,601	—	—
Total interest-earning assets	985,566	49,149	4.99	1,034,420	15,566	6.02	1,197,182	51,067	4.27	880,001	37,534	4.27
Noninterest-earning assets	93,493			108,135			139,050			132,829
Total average assets	$1,079,059			$1,142,555			$1,336,232			$1,012,830
Interest-bearing liabilities:
Savings deposits	$80,922	57	0.07	$79,192	28	0.14	$77,948	174	0.22	$49,966	306	0.61
Interest-bearing demand deposits	245,991	431	0.18	247,967	138	0.22	236,599	796	0.34	131,856	891	0.68
Money market accounts	176,885	352	0.20	178,418	141	0.32	176,331	795	0.45	102,657	906	0.88
Certificates of deposit	234,236	2,971	1.27	288,082	905	1.26	437,996	5,026	1.15	295,716	5,099	1.72
Total deposit accounts	738,034	3,811	0.52	793,659	1,212	0.61	928,874	6,791	0.73	580,195	7,202	1.24
Borrowed funds	4,754	71	1.49	4,893	21	1.72	56,415	2,277	4.04	79,264	3,153	3.98
Total interest-bearing liabilities	742,788	3,882	0.52	798,552	1,233	0.62	985,289	9,068	0.92	659,459	10,355	1.57
Noninterest-bearing liabilities	147,187			150,571			149,016			131,892
Total average liabilities	889,975			949,123			1,134,305			791,351
Average equity	189,084			193,432			201,927			221,479
Total average liabilities and stockholders’ equity	$1,079,059			$1,142,555			$1,336,232			$1,012,830
Net interest income		$45,267			$14,333			$41,999			$27,179
Interest rate spread			4.47%			5.40%			3.35%			2.70%
Net interest margin (2)			4.59%			5.54%			3.51%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.68%			129.54%			121.51%			133.44%

(1)	Non-accrual loans are included in the average balance. Loan fees are included in interest income on loans and are insignificant.

(2)	Net interest margin, otherwise known as yield on interest earning assets, is calculated as net interest income divided by average interest-earning assets.

The following table sets forth (on a consolidated basis) for the periods and at the dates indicated, the weighted average yields earned on our assets, the weighted average interest rates paid on our liabilities, together with the net yield on interest-earning assets:

	At December 31,	Year Ended December 31,	Three Month Period Ended December 31,	Years Ended September 30,
	2012	2012	2011	2011	2010
Weighted average yield on:
Loans receivable	5.30%	9.10%	11.38%	7.59%	5.72%
Loans held for sale	—	—	3.67	4.13	4.74
Interest bearing deposits in other banks	0.25	0.23	0.28	0.26	0.21
Investment securities, available-for-sale	2.08	2.07	2.08	2.13	3.72
Federal Home Loan Bank stock	—	—	—	—	—
Total interest-earning assets	3.22	4.99	6.02	4.27	4.27
Weighted average rate paid on:
Interest-bearing demand deposits	0.18	0.18	0.22	0.34	0.68
Money market accounts	0.15	0.20	0.32	0.45	0.88
Health savings deposits	0.10	0.12	0.19	0.30	0.64
Savings deposits	0.05	0.07	0.14	0.22	0.61
Certificates of deposit	1.30	1.27	1.26	1.15	1.72
Total interest-bearing deposits	0.49	0.52	0.61	0.73	1.24
Federal Home Loan Bank advances	—	—	—	4.35	3.98
Repurchase agreements	1.39	1.49	1.72	1.56	1.65
Total interest-bearing liabilities	0.49	0.52	0.62	0.92	1.57
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	2.73	4.47	5.40	3.35	2.70
Net interest margin (net interest income as a percentage of average interest-earning assets)	n/a	4.59	5.54	3.51	3.09

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

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 Increase (Decrease) Due to			Three Months Ended December 31, 2012 Compared to Three Month Period Ended December 31, 2011 Increase (Decrease) Due to			Year Ended September 30, 2011 Compared to Year Ended September 30, 2010 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$945	$(6,860)	$(5,915)	$9,799	$(5,729)	$4,070	$10,340	$927	$11,267
Loans held for sale	—	(36)	(36)	(9)	(33)	(42)	(23)	(2)	(25)
Interest-bearing deposits in other banks	(20)	(217)	(237)	17	(129)	(112)	87	163	250
Investment securities	(272)	219	(53)	25	382	407	(2,611)	4,652	2,041
FHLB stock	—	—	—	—	—	—	—	—	—
Total net change in income on interest-earning assets	$653	$(6,894)	(6,241)	$9,832	$(5,509)	4,323	$7,793	$5,740	13,533
Interest-bearing liabilities:
Savings deposits	$(81)	$2	(79)	$(45)	$6	(39)	$(208)	$76	(132)
Interest-bearing demand deposits	(229)	13	(216)	(169)	20	(149)	(445)	350	(95)
Money market accounts	(309)	—	(309)	(138)	4	(134)	(441)	330	(111)
Certificates of deposit	533	(1,855)	(1,322)	41	(773)	(732)	(1,535)	1,462	(73)
Total deposits	(86)	(1,840)	(1,926)	(311)	(743)	(1,054)	(2,629)	2,218	(411)
FHLB advances	(78)	(1,485)	(1,563)	(28)	(615)	(643)	49	(925)	(876)
Total net change in expense on interest-bearing liabilities	$(164)	$(3,325)	(3,489)	$(339)	$(1,358)	(1,697)	$(2,580)	$1,293	(1,287)
Total (decrease) increase in net interest income			$(2,752)			$6,020			$14,820

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

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•	we have increased our originations of shorter term loans and particularly, commercial real estate and construction and land development loans;

•	we have reduced our long-term borrowings;

•
we have attempted, where possible, to reduce our concentration of fixed-rate deposits, which typically have shorter average lives than core deposits such as checking accounts, in order to extend the average lives of our deposit accounts to reduce rate sensitivity; and,

•	we have invested in investments with relatively short anticipated lives, generally two to four years.

How We Measure the Risk of Interest Rate Changes. We measure our interest rate sensitivity on a monthly basis utilizing an internal model. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from such assumptions. The assumptions we use are based upon proprietary and market data and reflect historical results and current market conditions. These assumptions relate to interest rates, loan and investment prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. An independent service was used to provide decay rates and market rates of interest and certain interest rate assumptions to determine prepayments and maturities of real estate loans, investments and borrowings. Certificates of deposit are modeled to reprice to market rates upon their stated maturities. We assume that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates. In the past, we have demonstrated that the tiering structure of our deposit accounts during changing rate environments results in relatively low volatility and less than market rate changes in our interest expense for deposits. Our deposit accounts are tiered by balance and rate, whereby higher balances within an account earn higher rates of interest. Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers).

When interest rates rise, we generally do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at December 31, 2012, that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change (dollars in thousands). Given the relatively low level of market interest rates, a calculation for a decrease of greater than 100 basis points has not been prepared. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value (NPV)			Net Portfolio as Percentage of Portfolio Value of Assets
Basis Point Change in Rates	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)	Asset Market Value
+300	$178,728	$(13,414)	(6.98)%	18.08%	(0.12)%	$988,648
+200	181,893	(10,249)	(5.33)	17.98	(0.22)	1,011,769
+100	187,834	(4,308)	(2.24)	18.13	(0.07)	1,036,020
Base	192,142	—	—	18.20	—	1,055,628
-100	195,493	3,351	1.74	18.30	0.10	1,068,004

(1)	Represents the change in net portfolio value at the indicated change in interest rates compared to the "Base" net portfolio value.

(2)	Calculated as the estimated net portfolio value divided by the portfolio value of total assets.

(3)	Calculated as the change in net portfolio value ratio assuming the indicated change in interest rates over the "Base" net portfolio value ratio.

The following table illustrates the change in net interest income at December 31, 2012, that would occur in the event of an immediate change in interest rates, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates (dollars in thousands). This table does not consider the impact of accretable yield on purchased loans but instead presents net interest income using interest income on loans based on the underlying loan rate:

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
+300	$32,189	$3,388	11.76%
+200	30,917	2,116	7.35
+100	29,690	889	3.09
Base	28,801	—	—
-100	28,497	(304)	(1.06)

(1)	Represents the increase of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates ("Base").

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

LIQUIDITY AND COMMITMENTS

We are required to have sufficient cash flow in order to maintain liquidity to ensure a safe and sound operation. Liquidity management is both a daily and long-term function of business management. On a monthly basis, we review and update cash flow projections to ensure that adequate liquidity is maintained. Excess liquidity is generally invested in short-term investments such as overnight deposits or excess balances at the Federal Reserve Bank of San Francisco. On a longer-term basis, we maintain a strategy of investing in loans and investments.

Our primary sources of funds are from client deposits, loan repayments, maturing investments and advances from the Federal Home Loan Bank of Seattle. These funds, together with retained earnings and equity, are used to make loans, purchase investments and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans and investments are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of investments. Alternatively, we may also liquidate assets to meet our funding needs.

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

As noted earlier, balances on deposit with the Federal Reserve Bank of San Francisco that are in excess of our required reserve balances earn interest at a rate that approximates the federal funds rate. In 2009, in response to the national banking crisis, the Board of Governors amended Regulation D, which established excess balance accounts. Previously, excess balances on deposit with the Federal Reserve Bank did not earn interest. The excess balance accounts are intended to be temporary accounts to assist financial institutions during the economic crisis. We consider excess reserve balances at the Federal Reserve Bank to be the more attractive alternative to other short-term investments due to low credit risk and comparatively higher yield to investments with less than one year to maturity. While the Board of Governors of the Federal Reserve Bank has not set a date for expiration of these accounts, we could experience a decline in interest income once the Federal Reserve Bank discontinues interest payments on excess balances. If these accounts expire, we may place excess cash in interest-bearing deposits with other financial institutions that do not have a guarantee from the U.S. Government, or we may purchase additional investments.

Certificates of deposit scheduled to mature in one year or less at December 31, 2012, totaled $107.4 million, which represented 51.3% of our certificates of deposit portfolio at December 31, 2012. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Historically, the Bank has been able to retain a significant amount of deposits as they mature. However, recent deterioration in credit quality and capital levels at many of our competitors have limited their sources of wholesale funding, which has resulted in a highly price-competitive market for retail certificates of deposit. These rates currently exceed alternative costs of borrowings and are high compared to historical spreads to U.S. Treasury note rates. Additionally, since loan demand has slowed, we have been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in expected deposit runoff as customers are moving their maturing balances to competitors at a higher pace than the Bank has historically experienced. Nonetheless, we believe the Company has adequate resources to fund all loan commitments through FHLB advances, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets. We had the ability at December 31, 2012, to borrow an additional $95.9 million from the Federal Home Loan Bank of Seattle. We are also approved at the Discount Window of the Federal Reserve Bank of San Francisco and could use that facility as a funding source to meet commitments and for liquidity purposes. Additionally, in July 2011, we opened a $25.0 million line of credit with a third-party bank. There were no funds drawn on this line of credit at December 31, 2012.

We had no borrowed funds from the FHLB at December 31, 2012; however, we are dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands. However, our mortgage backed securities are marketable and could be sold to obtain cash to meet liquidity demands should our access to FHLB funding be impaired.

CONTRACTUAL OBLIGATIONS

Through the normal course of operations, we have entered into certain contractual obligations. Our obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

At December 31, 2012, scheduled maturities of contractual obligations were as follows (in thousands):

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Certificates of deposit	$107,361	$79,510	$22,120	$251	$209,242
Repurchase agreements	4,775	—	—	—	4,775
Deferred compensation (1)	363	798	1,030	3,958	6,149
Operating leases	1,036	1,636	1,057	5,853	9,582
Total contractual obligations	$113,535	$81,944	$24,207	$10,062	$229,748

(1)	Disclosed at the December 31, 2012 present value of estimated payments assuming all future vesting conditions are met.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2012 (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Fixed rate	$13,750
Adjustable rate	3,786
Undisbursed balance of loans	17,111
Unused lines of credit	64,176
Commercial letters of credit	300
Total	$99,123

CAPITAL

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. Home Federal Bank’s total equity capital was $156.7 million at December 31, 2012 or 15.16%, of total assets on that date. As of December 31, 2012, we exceeded all regulatory capital requirements. We did not apply for government assistance through the Capital Purchase Program under the U.S. Treasury Department’s Troubled Asset Relief Program (TARP) or the Small Business Lending Fund. See “How We Are Regulated – Regulation and Supervision of Home Federal Bank – Capital Requirements” and Note 15 to the Consolidated Financial Statements under Item 8 to this Annual Report on Form 10-K.

The following table discloses the regulatory capital ratios for the Company and the Bank at December 31, 2012 and September 30, 2011:

	Home Federal Bancorp		Home Federal Bank
Capital Ratios	Ratio	Minimum for Capital Adequacy Purposes (1)	Ratio	“Well Capitalized” Minimum Ratio (1)
December 31, 2012:
Tier 1 capital (leverage) to average assets	15.36%	4.00%	13.77%	5.00%
Tier 1 capital to risk-weighted assets	37.30	4.00	33.26	6.00
Total capital to risk-weighted assets	38.57	8.00	34.53	10.00

September 30, 2011:
Tier 1 capital (leverage) to average assets	14.91%	4.00%	11.54%	5.00%
Tier 1 capital to risk-weighted assets	39.99	4.00	30.78	6.00
Total capital to risk-weighted assets	41.26	8.00	32.05	10.00

(1) A bank holding company such as Home Federal Bancorp does not have a “Well-capitalized” measurement.  “Well-capitalized” only applies to the Bank.

Covered assets and the FDIC indemnification receivable from the CFB Acquisition and the LibertyBank Acquisition are assessed a risk-weight of 20% during the period such assets are covered under the loss sharing agreements rather than 50% or 100% if they were not covered assets. While the risk-based capital ratios would be lower if the covered assets and the FDIC indemnification receivable were risk-weighted at their normal levels, the Bank’s capital ratios would still exceed the minimum requirements to be considered well capitalized.

The Company’s total consolidated capital was $179.8 million and $194.7 million at December 31, 2012 and September 30, 2011, respectively. The Company's total capital, excluding its investment in the Bank was $23.1 million and $44.8 million as of December 31, 2012 and September 30, 2011, respectively, as Home Federal Bancorp retained some of the capital raised in the Conversion and did not inject all of the capital raised into the Bank. This additional capital is held primarily in cash and highly liquid mortgage-backed securities and supports the payment of dividends to shareholders and could be used for acquisitions, repurchases of the Company’s common stock or other corporate purposes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance is expected to impact financial statement.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 addresses the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. This ASU was effective for fiscal years and interim periods beginning on or after December 15, 2012. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements at the date of adoption.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  This ASU is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively beginning in the period of adoption.  The amendments change the wording used to describe requirements for measuring fair value under U.S. GAAP to be more consistent with IFRSs.  The adoption of this ASU did not have a material effect on the Company’s Consolidated Financial Statements.

CYBER RISKS
As a financial institution that serves over 100,000 clients through 28 branches the Internet and other distribution channels, we depend on our ability, and the abilities of several third party vendors, to process, record and monitor a large number of customer transactions on a continuous basis. As our customer base and locations have expanded through acquisition and organic growth, and as customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure have been, and must continue to be, safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.
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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management’s assessment was based on criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by Crowe Horwath LLP, the Company’s independent registered public accounting firm who audits the Company’s consolidated financial statements.

/s/ Len E. Williams	/s/ Eric S. Nadeau
Len E. Williams                        Eric S. Nadeau
President and                         Executive Vice President and
Chief Executive Officer                    Chief Financial Officer

Dated: March 14, 2013

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc. and Subsidiary
Nampa, Idaho

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2012 and September 30, 2011, and the related consolidated statements of operations, statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Federal Bancorp, Inc. and Subsidiary as of December 31, 2012 and September 30, 2011, and the results of its operations and its cash flows for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Home Federal Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio
March 14, 2013

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY	December 31,	September 30,
CONSOLIDATED BALANCE SHEETS	2012	2011
(In thousands, except share data)
ASSETS
Cash and equivalents	$115,529	$190,734
Investments available-for-sale, at fair value	420,505	380,847
FHLB stock, at cost	17,401	17,717
Loans and leases receivable, net of allowance for loan and lease losses of $12,528 and $14,365	409,846	468,213
Loans held for sale	—	2,088
Accrued interest receivable	2,776	2,800
Property and equipment, net	29,057	32,743
Bank owned life insurance	15,938	12,848
Real estate owned and other repossessed assets	10,386	23,438
FDIC indemnification receivable, net	10,846	33,863
Core deposit intangible	2,523	3,246
Other assets	13,813	8,691
TOTAL ASSETS	$1,048,620	$1,177,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$142,207	$141,040
Interest-bearing demand	248,836	251,347
Money market	167,202	177,183
Savings	83,401	79,640
Certificates	209,242	310,299
Total deposit accounts	850,888	959,509

Advances by borrowers for taxes and insurance	490	1,333
Accrued interest payable	167	249
Deferred compensation	6,149	5,797
Repurchase agreements	4,775	4,892
Other liabilities	6,366	10,794
Total liabilities	868,835	982,574

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 90,000,000 authorized; issued and outstanding:	145	161
Dec. 31, 2012 - 17,512,997 issued; 14,453,399 outstanding
Sep. 30, 2011 - 17,512,197 issued; 16,057,434 outstanding
Additional paid-in capital	131,934	147,057
Retained earnings	46,337	48,886
Unearned shares issued to employee stock ownership plan	(6,823)	(7,615)
Accumulated other comprehensive income	8,192	6,165
Total stockholders’ equity	179,785	194,654
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,048,620	$1,177,228

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
Interest and dividend income:
Loans and leases	$40,058	$13,374	$41,981	$30,739
Securities	8,861	2,092	8,508	6,467
Other interest and dividends	230	100	578	328
Total interest and dividend income	49,149	15,566	51,067	37,534
Interest expense:
Deposits	3,811	1,212	6,791	7,202
FHLB advances and borrowed funds	71	21	2,277	3,153
Total interest expense	3,882	1,233	9,068	10,355
Net interest income	45,267	14,333	41,999	27,179
Provision for loan losses	(1,765)	(474)	11,396	10,300
Net interest income after provision for loan losses	47,032	14,807	30,603	16,879
Noninterest income:
Service charges and fees	8,653	2,246	9,823	9,157
Gain on sale of loans	1	181	849	648
Gain on sale of securities	1,971	590	607	98
Increase in cash surrender value of BOLI	488	102	412	423
FDIC indemnification recovery (provision)	(1,807)	(515)	9,313	1,276
Bargain purchase gain	—	—	—	3,209
Accretion (impairment) of FDIC indemnification asset	(10,856)	(4,667)	(4,989)	1,428
Prepayment penalty on borrowings	—	—	(2,007)	—
Other	895	433	1,037	440
Total noninterest income	(655)	(1,630)	15,045	16,679
Noninterest expense:
Compensation and benefits	24,054	5,866	28,135	20,562
Occupancy and equipment	6,176	1,477	6,897	4,693
Data processing	3,945	1,023	4,243	3,742
Advertising	776	145	1,122	1,223
Postage and supplies	987	287	1,252	848
Professional services	2,351	535	3,204	2,411
Insurance and taxes	2,158	708	3,294	2,213
Amortization of intangibles	564	160	725	136
Provision for REO	736	482	1,414	3,195
Other	1,767	333	3,223	1,820
Total noninterest expense	43,514	11,016	53,509	40,843
Income (loss) before income taxes	2,863	2,161	(7,861)	(7,285)
Income tax provision (benefit)	1,061	785	(3,232)	(2,889)
Income (loss) before extraordinary item	1,802	1,376	(4,629)	(4,396)
Extraordinary gain on acquisition, less tax of $0, $0, $0 and $195	—	—	—	305
Net income (loss)	$1,802	$1,376	$(4,629)	$(4,091)
Earnings (loss) per common share before extraordinary item:
Basic	$0.12	$0.09	$(0.30)	$(0.28)
Diluted	0.12	0.09	(0.30)	(0.28)
Earnings (loss) per common share:
Basic	$0.12	$0.09	$(0.30)	$(0.26)
Diluted	0.12	0.09	(0.30)	(0.26)
Weighted average number of shares outstanding:
Basic	14,292,815	14,991,807	15,511,545	15,513,850
Diluted	14,297,987	14,991,807	15,511,545	15,513,850
Dividends declared per share:	$0.35	$0.055	$0.22	$0.22
See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
Comprehensive income (loss)
Net income (loss)	$1,802	$1,376	$(4,629)	$(4,091)
Other comprehensive income (loss):
Change in unrealized holding gain on securities available-for-sale, net of taxes of $2,183, $106, $1,537 and $49, respectively	3,424	166	2,582	82
Adjustment for realized gains, net of taxes of $(768), $(230), $(236) and $(38), respectively	(1,203)	(360)	(371)	(60)
Other comprehensive income (loss)	2,221	(194)	2,211	22
Comprehensive income (loss)	$4,023	$1,182	$(2,418)	$(4,069)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)			Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to ESOP	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance at October 1, 2009	16,698,168	$167	$150,782	$64,483	$(9,699)	$3,932	$209,665
Restricted stock issued, net of forfeitures	(25,607)	—					—
ESOP shares committed to be released			444		1,042		1,486
Exercise of stock options	15,000	—	161				161
Share-based compensation			1,279				1,279
Dividends paid ($0.22 per share)				(3,450)			(3,450)
Tax adjustments for equity comp. plans			16				16
Net loss				(4,091)			(4,091)
Other comprehensive income						22	22
Balance at September 30, 2010	16,687,561	167	152,682	56,942	(8,657)	3,954	205,088

Restricted stock issued, net of forfeitures	26,169	—					—
ESOP shares committed to be released			190		1,042		1,232
Exercise of stock options	51,886	1	541				542
Share-based compensation			855				855
Stock repurchase	(708,182)	(7)	(7,413)				(7,420)
Dividends paid ($0.22 per share)				(3,427)			(3,427)
Tax adjustments for equity comp. plans			202				202
Net loss				(4,629)			(4,629)
Other comprehensive income						2,211	2,211
Balance at September 30, 2011	16,057,434	161	147,057	48,886	(7,615)	6,165	194,654

Restricted stock issued, net of forfeitures	(2,597)	—					—
ESOP shares committed to be released			1		34		35
Share-based compensation			126				126
Stock repurchase	(390,131)	(4)	(3,905)				(3,909)
Dividends paid ($0.055 per share)				(819)			(819)
Tax adjustments for equity comp. plans			1				1
Net income				1,376			1,376
Other comprehensive income (loss)						(194)	(194)
Balance at December 31, 2011	15,664,706	157	143,280	49,443	(7,581)	5,971	191,270

Restricted stock issued, net of forfeitures	39,836	—	(37)				(37)
ESOP shares committed to be released			53		758		811
Exercise of stock options	800	1	8				9
Share-based compensation			1,009				1,009
Stock repurchase	(1,251,943)	(13)	(12,330)				(12,343)
Dividends paid ($0.35 per share)				(4,908)			(4,908)
Tax adjustments for equity comp. plans			(49)				(49)
Net income				1,802			1,802
Other comprehensive income						2,221	2,221
Balance at December 31, 2012	14,453,399	$145	$131,934	$46,337	$(6,823)	$8,192	$179,785

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY		Three Months Ended December 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)	Year Ended December 31,		Years Ended September 30,
	2012	2011	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,802	$1,376	$(4,629)	$(4,091)
Adjustments to reconcile net income (loss) to cash provided from operating activities:
Depreciation and amortization	3,022	767	2,476	2,172
Amortization of core deposit intangible	564	160	725	136
Accretion (impairment) of FDIC indemnification receivable	10,856	4,667	4,989	(1,428)
Net amortization of premiums and discounts on investments	5,746	1,916	5,718	950
Gain on sale of securities available-for-sale (AFS)	(1,971)	(590)	(607)	(98)
(Gain) loss on sale of fixed assets and repossessed assets	(533)	(328)	(479)	497
Bargain purchase gain	—	—	—	(3,209)
ESOP shares committed to be released	811	35	1,232	1,486
Share based compensation expense	1,009	126	855	1,279
Provision for loan losses	(1,765)	(474)	11,396	10,300
Valuation allowance on real estate and other property owned	736	482	1,414	3,195
Accrued deferred compensation expense, net	278	74	214	323
Net deferred loan fees	(773)	(11)	37	(821)
Deferred income tax benefit	(3,917)	(2,510)	(7,400)	(3,371)
Net gain on sale of loans	(1)	(181)	(849)	(648)
Proceeds from sale of loans held for sale	1	4,930	31,089	27,585
Originations of loans held for sale	—	(2,662)	(27,194)	(31,209)
Net increase in value of bank owned life insurance	(488)	(102)	(412)	(423)
Change in assets and liabilities:
Interest receivable	80	(57)	(106)	939
Other assets	(2,537)	2,980	(2,381)	(1,264)
Interest payable	(52)	(30)	(382)	(628)
Other liabilities	(1,103)	(3,089)	51	(168)
Net cash provided from operating activities	11,765	7,479	15,757	1,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities AFS	108,980	44,905	119,701	61,797
Proceeds from sales of securities AFS	100,808	27,423	28,172	2,735
Purchase of securities AFS	(230,554)	(93,002)	(255,139)	(136,492)
Proceeds from redemption of FHLB stock	316	—	—	—
Reimbursement of loan losses under loss share agreement	2,290	5,063	35,009	22,800
Net decrease in loans	40,830	14,974	120,263	60,961
Loans purchased	(8,289)	—	—	—
Net cash received from acquisition	—	—	—	373,103
Proceeds from sales of fixed assets and repossessed assets	18,353	8,488	25,367	17,161
Purchases of property and equipment	(803)	(179)	(8,309)	(9,826)
Purchases of bank-owned life insurance	—	(2,500)	—	—
Net cash provided from investing activities	31,931	5,172	65,064	392,239
(continues on next page)

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY		Three Months Ended December 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)	Year Ended December 31,		Years Ended September 30,
	2012	2011	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(55,211)	(53,410)	(230,153)	(7,765)
Net (decrease) increase in advances by borrowers for taxes and insurance	132	(975)	(3,325)	3,526
Repayment of FHLB borrowings	—	—	(58,852)	(25,155)
Net (decrease) increase in securities sold under obligation to repurchase	(139)	21	(3,878)	5,413
Proceeds from exercise of stock options	9	—	542	161
Repurchases of common stock	(12,343)	(3,909)	(7,420)	—
Dividends paid	(4,908)	(819)	(3,427)	(3,450)
Net cash used by financing activities	(72,460)	(59,092)	(306,513)	(27,270)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,764)	(46,441)	(225,692)	366,473
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144,293	190,734	416,426	49,953
CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,529	$144,293	$190,734	$416,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,934	$1,263	$9,450	$10,277
Income taxes	8,349	3,800	159	430

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$10,038	$3,881	$21,214	$24,659
Fair value adjustment to securities AFS, net of taxes	2,221	(194)	2,211	22

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

Home Federal Bank currently has operations in three distinct market areas: Boise, Idaho, and the surrounding area known as the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore, and Gem counties; the Tri-County Region of Central Oregon including the counties of Deschutes, Crook and Jefferson; and Western Oregon including Lane, Josephine, Jackson, & Multnomah counties. In total the Company operates 28 full-service banking offices, two loan production offices, two administrative locations, and provides its customers with Internet banking services.

Until recently, Home Federal Bank had five wholly-owned subsidiaries. Three of them were dissolved in September 2012: Idaho Home Service Corporation, Liberty Funding Inc. and Liberty Insurance Services, Inc. Prior to the dissolutions, all three were inactive. Commercial Equipment Lease Corporation (CELC) was purchased in connection with the July 30, 2010, acquisition of LibertyBank in Eugene, Oregon, (the LibertyBank Acquisition) and specializes in commercial leasing activities. Community First Real Estate, LLC, was purchased in connection with the August 7, 2009, acquisition of Community First Bank in Prineville, Oregon (the CFB Acquisition). See Note 2 for additional information regarding these acquisitions.

Change in Year End. In January 2012, we announced the change in the Company's fiscal year end from September 30 to December 31, effective January 1, 2012. As a result, the Company's current fiscal year comprises the twelve months ended December 31, 2012. Our previous fiscal year ended September 30, 2011. Consequently, we filed a transition report on Form 10-QT for the three month period ended December 31, 2011, and have included disclosures and narrative related to that transition period in this Form 10-K.

Principles of Consolidation. The consolidated financial statements of the Company include the accounts of the Company, the Bank and its wholly-owned subsidiaries, Idaho Home Service Corporation, Liberty Funding Inc., Liberty

Insurance Services, Inc., CELC and Community First Real Estate LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

Management believes that the allowance for loan losses reflects the best estimate of probable incurred losses inherent in the loan portfolio at the balance sheet dates presented and that the valuation of real estate and other repossessed assets (REO) and computation of deferred taxes are proper. While management uses currently available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Cash Flows. Cash and cash equivalents include cash, deposits with other financial institutions with original maturities of less than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

The Company is required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. The amount of this required reserve balance was $1.8 million and $3.4 million at December 31, 2012, and September 30, 2011, respectively.

Investments. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported in other comprehensive income, net of taxes. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Purchased Loans. In connection with the acquisitions discussed in Note 2, the Bank purchased loans of failed banks, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

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

Nonhomogeneous loans, such as commercial and multifamily, construction and commercial business loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and one-to-four family residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted primarily by current economic factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the last one to three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

•
Real Estate:  Real estate loans include loans secured by one-to-four family residential, multifamily residential, and commercial real estate properties. The Bank historically originated both fixed-rate loans and adjustable-rate loans in our residential lending program. Generally, these loans were originated to meet the requirements of Fannie Mae and Freddie Mac for sale in the secondary market to investors. The Bank generally underwrote our one-to-four family loans based on the applicant’s employment, debt to income levels, credit history and the appraised value of the subject property, and the Bank would lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans. In situations where the Bank granted a loan with a loan-to-value ratio in excess of 80%, the borrower was generally required to purchase private mortgage insurance in order to reduce the exposure to 80% or less of the collateral value. The Bank required borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount equal to the regulatory maximum. Beginning in December 2011, the Bank ceased the origination of one-to-four family loans for sale in the secondary market. Rather, the Bank refers nearly all of residential mortgage loan applications to a third party originator that underwrites and closes the mortgage funding for the Bank’s clients.

Multifamily and commercial real estate loans typically have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by multifamily or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. The Bank generally requires loan guarantees from financially-capable parties based upon the review of personal financial statements. If the borrower is a corporation, the Bank generally requires personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports. Commercial real estate loans are primarily secured by office and warehouse space, professional buildings, retail sites, multifamily residential buildings, industrial facilities and restaurants located in our primary market areas. The maximum loan-to-value ratio for commercial and multifamily real estate loans is generally 75% for both purchases and refinances. The Bank obtains appraisals of all properties securing commercial and multifamily real estate loans from independent fee appraisers approved by the Bank.

•
Real Estate Construction: All builder/borrower loans are underwritten to the same standards as other commercial loan credits, requiring liquid working capital, sufficient net worth and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value ratio on both pre-sold and speculative projects is generally 80%. The Bank originates construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $150,000 to $400,000. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in the Bank's primary market areas. The maximum loan-to-value limit applicable to construction and site development loans is 80% and 70%, respectively, of the appraised market value upon completion of the project. Maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed 36 months for residential subdivision development loans.

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

•
Leases: The Company also has leases on personal property and business assets. At the end of the lease term, the collateral is returned to CELC and the Bank, at which point the collateral is sold through a nationwide network of brokers. These leases entail many of the same types of risks as the Bank's commercial business loans. As with commercial business loans, the collateral securing leases may depreciate over time, may be difficult to appraise and may fluctuate in value. The Bank relies on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan.

The allowance for loan losses on loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (FDIC) are reported gross of amounts to be recovered from the FDIC. The provision for loan losses is also recorded gross of amounts recoverable from the FDIC. The amount of the provision for loan losses on covered loans that is expected to be recovered from the FDIC is recorded as an increase to the FDIC indemnification asset with a corresponding increase in noninterest income.

Concentrations of Credit Risk. The Bank accepts deposits and grants credit primarily within the Treasure Valley region of southwestern Idaho, the tri-county region of central Oregon, and western Oregon. The Bank grants consumer, residential, commercial, and construction real estate loans, and is not dependent on any industry or group of clients. The Bank has a diversified loan portfolio, however, a substantial portion of its loans are real estate-related. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area. The Bank also regularly monitors real-estate related loans that include terms that may give rise to a concentration of credit risk, including high loan-to-value loans and interest-only construction loans.

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

Foreclosed Assets. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. The carrying amount of REO was $10.4 million and $23.4 million at December 31, 2012 and September 30, 2011, respectively. Covered REO totaled $6.1 million and $16.2 million at December 31, 2012 and September 30, 2011, respectively.

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

Intangible Assets. Intangible assets acquired in a purchase business combination with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Intangible assets on the Company’s Consolidated Balance Sheets consist of a core deposit intangible asset arising from whole bank acquisitions. The core deposit intangible is initially measured at fair value and then is amortized on an accelerated method over the estimated useful life, which has been estimated to be 10 years. The original amount of core deposit intangibles was $4.1 million, with a balance at December 31, 2012 of $2.5 million.

The following table shows estimated amortization expense (in thousands):

Amount
Fiscal years ended December 31,
2013	$461
2014	377
2015	308
2016	280
2017	306
Thereafter	791
Total	$2,523

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company analyzed its tax positions, including the permanent and temporary differences as well as the major components of income and expense, and determined that it had no uncertain tax positions that would rise to the level of having a material effect on its Consolidated Financial Statements at December 31, 2012, and September 30, 2011.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as separate components of equity.

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2012, the three months ended December 31, 2011, and the years ended September 30, 2011 and 2010, was $776,000, $145,000, $1.1 million and $1.2 million respectively.

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

Retirement Plans. Employee 401(k) plan expense equals the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

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

Operating Segments. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company‑wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial services operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications. Certain reclassifications have been made to prior year’s financial statements in order to conform to the current year presentation. The reclassifications had no effect on previously reported net income or equity.

Recent Accounting Pronouncements. In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance is expected to impact financial statement.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 addresses the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. This ASU was effective for fiscal years and interim periods beginning on or after December 15, 2012. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements at the date of adoption.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  This ASU is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively beginning in the period of adoption.  The amendments change the wording used to describe requirements for measuring fair value under U.S. GAAP to be more consistent with IFRSs.  The adoption of this ASU did not have a material effect on the Company’s Consolidated Financial Statements.

Note 2 – Acquisitions

On August 7, 2009, the Bank entered into an agreement with the FDIC and acquired certain assets and assumed certain liabilities of Community First Bank, a full service community bank that was formerly headquartered in Prineville, Oregon. The CFB Acquisition consisted of assets with a preliminary estimated fair value of $189.8 million and liabilities with a preliminary estimated fair value of $174.5 million on the acquisition date. Through the CFB Acquisition, the Bank acquired a wholly-owned subsidiary, Community First Real Estate LLC, which owned three of the Bank’s full-service banking offices in Central Oregon.

On July 30, 2010, the Bank entered into an agreement with the FDIC and acquired certain assets and assumed certain liabilities of LibertyBank, a full service community bank that was formerly headquartered in Eugene, Oregon (the LibertyBank Acquisition). The results of operations for fiscal year 2010 and beyond include the impact of the LibertyBank Acquisition from the acquisition date of July 30, 2010. The LibertyBank Acquisition consisted of assets with a preliminary estimated fair value of $690.6 million and liabilities with a preliminary estimated fair value of $688.6 million on the acquisition date. Through the LibertyBank Acquisition, the Bank acquired three wholly-owned subsidiaries, two of which were inactive with no business activities and were dissolved in September 2012. The third subsidiary was CELC, which engages in the business of equipment lease financing. Leases are generally for terms of five years or less. Equipment financing agreements, or financing leases, are reported as commercial loans in the Company’s balance sheet. Other leases are included in loans, but reported separately in the accompanying footnotes.

In addition to the assets purchased and liabilities assumed in both acquisitions, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses and certain expenses on nearly all of the loans (“covered loans”) and foreclosed real estate purchased in the acquisitions (together “covered assets”). Under the agreements, the FDIC will reimburse the Bank for 80% of the first $34.0 million of realized losses and reimbursable expenses on covered assets and 95% on realized losses and reimbursable expenses that exceed $34.0 million on covered assets from the CFB Acquisition. The FDIC will reimburse the Bank for 80% of the losses and reimbursable expenses on covered assets from the LibertyBank Acquisition. Consumer loans purchased in the LibertyBank Acquisition that were not secured by real estate (such as automobile and deposit secured loans) are excluded from the loss sharing agreements. The FDIC shares in any recoveries on covered assets at the same rates as the loss sharing provisions.

Reimbursable losses covered by the loss sharing agreements include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. The loss sharing agreements and recovery provisions for one-to-four family loans is in effect for 10 years from the acquisition dates. For all other covered loans and leases, the loss sharing agreements and recovery provisions are in effect for five years and eight years, respectively. The reimbursable losses from the FDIC are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the dates of the acquisitions. The expected reimbursements under the loss sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition date.

The FDIC indemnification asset is measured separately from each of the covered asset categories. The indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The discount applied to the FDIC indemnification asset was between 6.25% and 7.00% during the year ended December 31, 2012, the three months ended December 31, 2011 and the year ended September 30, 2011.

In September 2020, approximately 10 years following the LibertyBank Acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the intrinsic loss estimate, which was determined by the FDIC prior to the Acquisition. The payment amount will be 50% of the excess, if any, of (i) 20%of the Total Intrinsic Loss Estimate of $60.0 million, which equals $12.0 million, less the sum of the following:

•	20% of the Net Loss Amount, which is the sum of all loss amounts on covered assets less the sum of all recovery amounts realized. This amount is not yet known;

•	25% of the asset premium (discount). This amount is ($7.5) million; and

•	3.5% of the total covered assets under the loss share agreements. This amount is $10.1 million.

The Company has estimated the minimum level of losses to avoid a true-up provision payment to the FDIC to be $46.7 million. The maximum amount of the true-up provision is $4.7 million, if there are no losses in the covered loan portfolio. At December 31, 2012, and September 30, 2011, the Company accrued $528,000 and $497,000, respectively, as the estimated true-up provision based on realized losses since the date of the LibertyBank Acquisition. The loss sharing agreements under the CFB Acquisition does not require the Company to make a true-up payment.

Based upon the acquisition date preliminary fair values estimate of the net assets acquired, no goodwill was recorded in either transaction. The CFB Acquisition was accounted for under Statement of Financial Accounting Standard

(SFAS) No. 141 and resulted in a pre-tax gain of $25.0 million, which was classified as an extraordinary gain in the Company’s Consolidated Statement of Operations for the year ended September 30, 2009, net of income taxes. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $9.7 million, resulting in an after-tax gain of $15.3 million. The LibertyBank Acquisition was accounted for under ASC 805 and a bargain purchase gain of $3.2 million was recorded in other income in the Company’s Consolidated Statement of Operations for the year ended September 30, 2010. The tax liability associated with the bargain purchase gain from the LibertyBank Acquisition was $1.3 million at the acquisition date.

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

In its assumption of the deposit liabilities, the Company believed that the customer relationships associated with these deposits have intangible value. The Company applied ASC 350, Intangibles – Goodwill and Other, which prescribes the accounting for goodwill and other intangible assets, such as core deposit intangibles. The Company determined the fair value of a core deposit intangible asset was approximately$2.1 million in the CFB Acquisition and $4.1 million in the LibertyBank Acquisition. In accordance with the provisions of SFAS No. 141, the Company allocated the excess of fair value of net assets acquired over cost to the fair value of the core deposit intangible asset in the CFB Acquisition, thus reducing the carrying value of the intangible asset to zero. At December 31, 2012, the $2.5 million core deposit intangible reported on the Company’s balance sheet relates to the LibertyBank Acquisition. In determining the valuation of this intangible asset, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

A summary of the net assets purchased in the LibertyBank Acquisition and the estimated fair value adjustments were as follows at the acquisition date (in thousands):

Estimated Fair Values at July 31, 2010
Assets
Cash and equivalents	$59,158
Cash due from FDIC	313,944
Investments available-for-sale	34,719
Covered loans and leases	192,023
Other loans, not covered	5,572
FHLB stock	7,391
Covered real estate owned	15,242
Core deposit intangible	4,107
FDIC indemnification asset	56,694
Other assets	1,728
Total assets acquired	690,578
Liabilities
Deposits	682,569
FHLB advances	1,066
Other liabilities	3,735
Deferred tax liability due to bargain purchase gain	1,251
Total liabilities assumed	688,621
Net assets acquired	$1,957

The operating results of the Company for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010, include the operating results of the acquired assets and assumed liabilities since the acquisition dates of July 30, 2010 for the LibertyBank Acquisition. Due primarily to the significant amount of fair value adjustments and the loss sharing agreements included in the acquisitions, historical results of LibertyBank are not believed to be relevant to the Company’s results; therefore, pro forma information is not presented herein.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis at December 31, 2012 and September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012
Investments available-for-sale:
Obligations of U.S. GSE	$—	$57,660	$—	$57,660
Obligations of states and political subdivisions	—	40,890	—	40,890
Mortgage-backed securities, GSE issued	—	321,672	—	321,672
Mortgage-backed securities, private label	—	283	—	283

September 30, 2011
Investments available-for-sale:
Obligations of U.S. GSE	$—	$82,303	$—	$82,303
Obligations of states and political subdivisions	—	15,605	—	15,605
Corporate note, FDIC-guaranteed	—	1,011	—	1,011
Mortgage-backed securities, GSE issued	—	281,603	—	281,603
Mortgage-backed securities, private label	—	325	—	325

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at December 31, 2012 and September 30, 2011 (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012
Impaired loans:
One-to-four family residential	$—	$—	$2,802	$2,802
Commercial and multifamily	—	—	3,359	3,359
Real estate construction	—	—	429	429
Home equity	—	—	173	173
Total impaired loans	—	—	6,763	6,763
REO:
One-to-four family residential	—	—	307	307
Commercial and multifamily	—	—	5,513	5,513
Real estate construction	—	—	2,950	2,950
Total REO	—	—	8,770	8,770
Total impaired loans and REO at fair value	$—	$—	$15,533	$15,533

September 30, 2011
Impaired loans:
One-to-four family residential	$—	$—	$3,060	$3,060
Commercial and multifamily	—	—	5,853	5,853
Real estate construction	—	—	1,071	1,071
Home equity	—	—	183	183
Consumer	—	—	15	15
Commercial business	—	—	67	67
Total impaired loans	—	—	10,249	10,249
REO:
One-to-four family residential	—	—	1,250	1,250
Commercial and multifamily	—	—	4,354	4,354
Real estate construction	—	—	5,098	5,098
Total REO	—	—	10,702	10,702
Total impaired loans and REO at fair value	$—	$—	$20,951	$20,951

At December 31, 2012, impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $6.8 million, net of specific valuation allowances totaling $792,000. At September 30, 2011, impaired loans at fair value had a carrying amount of $10.2 million, net of specific allowances totaling $1.4 million. Included in the value of impaired loans presented above at December 31, 2012 is $4.8 million of loans that have been charged down to fair value. There was no net provision on noncovered loans during the year ended December 31, 2012 and the three months ended December 31, 2011. Provisions for loan losses associated with impaired loans measured at fair value totaled $8.4 million for the year ended September 30, 2011 and $7.0 million for the year ended September 30, 2010.

REO is recorded at estimated fair value less costs to sell and had a carrying amount of $8.8 million at December 31, 2012, which is comprised of the outstanding balance of $8.8 million, with no valuation allowance. At September 30, 2011, REO measured at fair value less costs to sell had a carrying value of $10.7 million, which is made up of the outstanding balance of $10.7 million, with no valuation allowance. The provision for declines in the value of REO totaled $736,000, $482,000, $1.4 million and $3.2 million for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010, respectively, before offsetting amounts recoverable from the FDIC under loss sharing agreements. The provisions for the declines in the value of REO includes impairment on REO measured at fair value and REO properties sold during the periods.

The following table presents information as of December 31, 2012 about significant unobservable inputs related to the Company’s material categories of Level 3 financial assets measured on a nonrecurring basis (in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans- Commercial real estate and multifamily	$3,359	Sales comparison approach	Adjustment for differences between the comparable sales	(14.8%) - 8.8%	(4.4)%
		Income approach	Adjustment for differences in capitalization rates	9.00% - 10.00%	9.2
Impaired loans- Construction	429	Sales comparison approach	Adjustment for differences between the comparable sales	1.9% - 12.7%	7.0
REO- Commercial real estate	5,513	Sales comparison approach	Adjustment for differences between the comparable sales	(15.2%) - 18.5%	(1.2)
		Income approach	Adjustment for differences in capitalization rates	8.00% - 8.75%	8.4
REO- Construction	2,950	Sales comparison approach	Adjustment for differences between the comparable sales	(39.3%) - 20.8%	(19.2)

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value at December 31, 2012 and September 30, 2011 were as follows (in thousands):

	December 31, 2012		September 30, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$115,529	$115,529	$190,734	$190,734
Level 2 inputs:
Accrued interest receivable on investments	1,676	1,676	1,570	1,570
Level 3 inputs:
Loans held for sale	—	—	2,088	2,088
Loans receivable, net, excluding loans at fair value and leases	402,500	412,032	465,392	474,899
Accrued interest receivable on loans	1,100	1,100	1,230	1,230
FDIC indemnification receivable, net	10,846	10,846	33,863	33,863

Financial liabilities:
Level 1 inputs:
Demand and savings deposits	$641,646	$641,646	$649,210	$649,210
Advances by borrowers for taxes and insurance	490	490	1,333	1,333
Level 2 inputs:
Certificates of deposit	209,242	212,436	310,299	315,492
Accrued interest payable	167	167	249	249
Repurchase agreements	4,775	4,790	4,892	4,977

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents. The carrying amount approximates fair value and are classified as Level 1.

FHLB Stock. The determination of fair value of FHLB stock was impractical due to restrictions on the transferability of the stock.

Loans Receivable. Fair values for all performing loans are estimated using a discounted cash flow analysis, utilizing interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. In addition, the fair value reflects the decrease in loan values as estimated in the allowance for loan losses calculation. Leases are excluded from the table above. The methods utilized to estimate the fair value of loans do not necessarily represent a liquidation price.

FDIC Indemnification Asset. Carrying value approximates fair value as the receivable is recorded at the net present value of estimated cash flows resulting in a Level 3 classification.

Accrued Interest Receivable. The carrying amount approximates fair value resulting in a Level 2 and 3 classification.

Deposits. The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date resulting in a Level 1 classification. The fair value of fixed-maturity certificates of deposit are estimated using discounted cash flow analysis using the rates currently offered for deposits of similar remaining maturities resulting in a Level 2 classification.

Repurchase Agreements. The fair value of these borrowings is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made resulting in a Level 2 classification.

Advances by Borrowers for Taxes and Insurance. The carrying amount approximates fair value as it is the amount payable on the reporting date resulting in a Level 1 classification.

Accrued Interest Payable. The carrying amount approximates fair value.

Off-Balance Sheet Instruments. Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at December 31, 2012 and September 30, 2011 were insignificant.

Note 4 – Investments

The Company’s investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk, and generally limit investments to mortgage-backed securities, securities issued by U.S. Government-sponsored enterprises (GSE), municipal bonds, certificates of deposit and marketable corporate debt obligations. Investments available-for-sale consisted of the following at December 31, 2012 and September 30, 2011 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
December 31, 2012
Obligations of U.S. GSE	$56,179	$1,481	$—	$57,660	13.7%
Obligations of states and political subdivisions	38,932	2,009	(51)	40,890	9.7
Mortgage-backed securities, GSE-issued	311,690	10,116	(134)	321,672	76.5
Mortgage-backed securities, private label	287	—	(4)	283	0.1
Total	$407,088	$13,606	$(189)	$420,505	100.0%

September 30, 2011
Obligations of U.S. GSE	$81,751	$581	$(29)	$82,303	21.6%
Obligations of states and political subdivisions	14,855	750	—	15,605	4.1
Corporate note, FDIC-guaranteed	1,008	3	—	1,011	0.3
Mortgage-backed securities, GSE-issued	272,765	8,908	(70)	281,603	73.9
Mortgage-backed securities, private label	369	—	(44)	325	0.1
Total	$370,748	$10,242	$(143)	$380,847	100.0%

For the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010, proceeds from sales of investments available-for-sale amounted to $100.8 million, $27.4 million, $28.2 million and $2.7 million, respectively. Gross realized gains for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010 were $2.0 million, $590,000, $607,000 and $105,000, respectively. Gross realized losses for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010 were $0, $0, $0 and $7,000 respectively. All gain and losses were included in other noninterest income on the Consolidated Statements of Operations.

The fair value of investments with unrealized losses, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2012 and September 30, 2011, were as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Obligations of states and political subdivisions	$6,117	$(51)	$—	$—	$6,117	$(51)
Mortgage-backed securities, GSE-issued	20,461	(131)	114	(3)	20,575	(134)
Mortgage-backed securities, private label	—	—	283	(4)	283	(4)
Total	$26,578	$(182)	$397	$(7)	$26,975	$(189)

September 30, 2011
Obligations of U.S. GSE	$8,159	$(22)	$2,454	$(7)	$10,613	$(29)
Mortgage-backed securities, GSE-issued	13,654	(70)	10	—	13,664	(70)
Mortgage-backed securities, private label	—	—	325	(44)	325	(44)
Total	$21,813	$(92)	$2,789	$(51)	$24,602	$(143)

Management has evaluated these investments and has determined that the decline in the value is not other than temporary and not related to the underlying credit quality of the issuers or an industry specific event. The declines in value are on investments that have contractual maturity dates and future principal payments that will be sufficient to recover the current amortized cost of the investments. The Company does not have the intent to sell these investments and it is likely that it will not be required to sell these investments before their anticipated recovery.

The contractual maturities of investments available-for-sale at the dates indicated are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

	December 31, 2012		September 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$14,136	$14,206	$8,401	$8,421
Due after one year through five years	7,051	7,280	53,779	54,058
Due after five years through ten years	20,719	21,908	8,827	9,229
Due after ten years	53,205	55,156	26,607	27,211

Mortgage-backed securities	311,977	321,955	273,134	281,928
Total	$407,088	$420,505	$370,748	$380,847

As of December 31, 2012 and September 30, 2011, the Bank pledged investment securities for the following obligations (in thousands):

	December 31, 2012		September 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
FHLB borrowings	$23,482	$25,397	$36,752	$39,838
Federal Reserve Bank	1,166	1,222	1,986	2,128
Repurchase agreements	4,607	4,855	8,218	8,604
Deposits of municipalities and public units	9,871	10,573	17,329	18,191
Total	$39,126	$42,047	$64,285	$68,761

At December 31, 2012, our holdings of investments of any one issuer in an amount (at fair value) greater than 10% of stockholders’ equity were Fannie Mae ($206.2 million), Freddie Mac ($82.8 million), Ginnie Mae ($39.0 million) and the U.S. Small Business Administration ($33.0 million).

Note 5 – Loans and Leases Receivable and the Allowance for Loan Losses

Loans and leases receivable are summarized as follows at December 31, 2012 and September 30, 2011 (dollars in thousands):

	December 31, 2012		September 30, 2011
	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$87,833	20.8%	$125,640	26.0%
Multifamily residential	34,377	8.1	18,418	3.8
Commercial	185,132	43.8	205,929	42.6
Total real estate	307,342	72.7	349,987	72.4
Real estate construction:
One-to-four family residential	13,016	3.1	9,054	1.9
Multifamily residential	520	0.1	111	—
Commercial and land development	25,391	6.0	16,174	3.3
Total real estate construction	38,927	9.2	25,339	5.2
Consumer:
Home equity	41,793	9.9	48,901	10.1
Automobile	966	0.2	980	0.2
Other consumer	4,012	1.1	5,473	1.2
Total consumer	46,771	11.2	55,354	11.5
Commercial business	28,666	6.8	49,777	10.3
Leases	583	0.1	2,821	0.6
Gross loans	422,289	100.0%	483,278	100.0%
Deferred loan costs (fees), net	85		(700)
Allowance for loan losses	(12,528)		(14,365)
Loans receivable, net	$409,846		$468,213

The majority of residential mortgage loans are pledged as collateral for potential FHLB advances (see Note 9).

The following tables present loans at their recorded investment. Recorded investment includes the unpaid principal balance, net of purchase adjustments, plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was approximately $1.1 million and $1.2 million at December 31, 2012 and September 30, 2011, respectively.

The following table presents the recorded investment in nonperforming loans and an aging of performing loans by class as of December 31, 2012 and September 30, 2011 (in thousands):

	December 31, 2012
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$3,240	$—	$3,240	$498	$217	$75,741	$79,696
Multifamily residential	825	—	825	—	—	30,228	31,053
Commercial real estate	3,727	—	3,727	—		132,825	136,552
Total real estate	7,792	—	7,792	498	217	238,794	247,301
Real estate construction:
One-to-four family residential	593	—	593	—	—	12,423	13,016
Multifamily residential	—	—	—	—	—	520	520
Commercial real estate	218	—	218	—	—	19,756	19,974
Total real estate construction	811	—	811	—	—	32,699	33,510
Consumer:
Home equity	643	—	643	31	7	30,979	31,660
Automobile	—	—	—	—	3	752	755
Other consumer	—	—	—	13	—	3,257	3,270
Total consumer	643	—	643	44	10	34,988	35,685
Commercial business	351	—	351	—	—	17,033	17,384
Leases	—	—	—	—	—	150	150
Total noncovered loans	9,597	—	9,597	542	227	323,664	334,030
Covered loans
Real estate:
One-to-four family residential	338	—	338	—	—	7,835	8,173
Multifamily residential	—	—	—	—	—	3,325	3,325
Commercial real estate	4,108	—	4,108	—		44,471	48,579
Total real estate	4,446	—	4,446	—	—	55,631	60,077
Commercial real estate construction	248	—	248	—	—	5,169	5,417
Consumer:
Home equity	85	—	85	30	—	10,164	10,279
Automobile	—	—	—	—	—	210	210
Other consumer	10	—	10	5	5	742	762
Total consumer	95	—	95	35	5	11,116	11,251
Commercial business	—	—	—	—	—	12,265	12,265
Leases	—	—	—	—	—	434	434
Total covered loans	4,789	—	4,789	35	5	84,615	89,444
Total gross loans	$14,386	$—	$14,386	$577	$232	$408,279	$423,474

	September 30, 2011
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$4,906	$—	$4,906	$38	$368	$104,964	$110,276
Multifamily residential	—	—	—	—	—	9,631	9,631
Commercial real estate	5,887	—	5,887	—		139,262	145,149
Total real estate	10,793	—	10,793	38	368	253,857	265,056
Real estate construction:
One-to-four family residential	474	—	474	—	—	7,631	8,105
Multifamily residential	—	—	—	—	—	111	111
Commercial real estate	774	—	774	—	—	5,827	6,601
Total real estate construction	1,248	—	1,248	—	—	13,569	14,817
Consumer:
Home equity	406	—	406	139	40	34,712	35,297
Automobile	—	—	—	—	—	678	678
Other consumer	—	—	—	8	4	4,396	4,408
Total consumer	406	—	406	147	44	39,786	40,383
Commercial business	498	—	498	—	—	7,792	8,290
Leases	—	—	—	—	—	283	283
Total noncovered loans	12,945	—	12,945	185	412	315,287	328,829
Covered loans
Real estate:
One-to-four family residential	648	—	648	—	60	14,759	15,467
Multifamily residential	1,393	—	1,393	—	—	7,394	8,787
Commercial real estate	6,927	—	6,927	271	—	53,581	60,779
Total real estate	8,968	—	8,968	271	60	75,734	85,033
Real estate construction:
One-to-four family residential	666	—	666	—	—	284	950
Commercial real estate	1,685	—	1,685	30	—	7,858	9,573
Total real estate construction	2,351	—	2,351	30	—	8,142	10,523
Consumer:
Home equity	57	—	57	303	—	13,405	13,765
Automobile	—	—	—	—	—	302	302
Other consumer	20	—	20	—	1	1,078	1,099
Total consumer	77	—	77	303	1	14,785	15,166
Commercial business	221	—	221	—	—	41,516	41,737
Leases	—	—	—	—	—	2,538	2,538
Total covered loans	11,617	—	11,617	604	61	142,715	154,997
Total gross loans	$24,562	$—	$24,562	$789	$473	$458,002	$483,826
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

Watch. A loan is categorized as watch if it possesses some reason for additional management oversight, such as correctable documentation deficiencies, recent financial setbacks, deteriorating financial position, industry concerns, and failure to perform on other borrowing obligations. Loans with this classification are to be monitored in an effort to correct deficiencies and upgrade the credit if warranted. At the time of this classification, they are not believed to expose the Company to significant risk.

Special Mention. Performing loans that have developed minor credit weaknesses since origination are categorized as special mention. Evidence of credit weakness include the primary source of repayment has deteriorated and no longer meets debt service requirements as defined in Company policy, the borrower may have a short track record and little depth of management, inadequate current financial information, marginal capitalization, and susceptibility to negative industry trends. The primary source of repayment remains viable but there is increasing reliance on collateral or guarantor support.

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

Loss. This classification of loans includes loans that are considered uncollectible and of such little value that their continuance as an active asset is not warranted. This does not mean the loan has no salvage value, however, is neither desirable nor practical to defer writing off this asset at this time. Once a determination has been made that a loss exists, the loss amount will be charged-off. As a result, generally, the Company will not report loan balances as “Loss.”

Pass. Loans not meeting the criteria above are considered to be pass rated loans. The pass classification also includes homogenous loans (such as one-to-four family residential and consumer loans) unless the borrower experiences a delinquency or requests a modification, at which point the loan is graded as specified above.

As of December 31, 2012 and September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	December 31, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$74,974	$603	$—	$4,119	$—	$79,696
Multifamily residential	30,073	—	39	941	—	31,053
Commercial real estate	91,684	11,477	11,456	21,935	—	136,552
Total real estate	196,731	12,080	11,495	26,995	—	247,301
Real estate construction:
One-to-four family residential	11,771	594	—	651	—	13,016
Multifamily residential	520	—	—	—	—	520
Commercial real estate	19,365	391	—	218	—	19,974
Total real estate construction	31,656	985	—	869	—	33,510
Consumer:
Home equity	30,901	116	—	643	—	31,660
Automobile	755	—	—	—	—	755
Other consumer	3,159	26	21	64	—	3,270
Total consumer	34,815	142	21	707	—	35,685
Commercial business	16,099	675	175	435	—	17,384
Leases	150	—	—	—	—	150
Total noncovered loans	279,451	13,882	11,691	29,006	—	334,030
Covered loans
Real estate:
One-to-four family residential	3,494	151	—	4,528	—	8,173
Multifamily residential	2,617	205	—	503	—	3,325
Commercial real estate	22,272	10,302	1,813	14,192	—	48,579
Total real estate	28,383	10,658	1,813	19,223	—	60,077
Commercial real estate construction	849	3,939	—	629	—	5,417
Consumer:
Home equity	10,024	109	—	146	—	10,279
Automobile	210	—	—	—	—	210
Other consumer	725	12	—	25	—	762
Total consumer	10,959	121	—	171	—	11,251
Commercial business	7,927	742	1,175	2,421	—	12,265
Leases	434	—	—	—	—	434
Total covered loans	48,552	15,460	2,988	22,444	—	89,444
Total gross loans	$328,003	$29,342	$14,679	$51,450	$—	$423,474

	September 30, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$104,459	$69	$—	$5,748	$—	$110,276
Multifamily residential	5,407	1,682	1,032	1,510	—	9,631
Commercial real estate	90,001	7,588	17,470	30,090	—	145,149
Total real estate	199,867	9,339	18,502	37,348	—	265,056
Real estate construction:
One-to-four family residential	5,198	2,181	—	726	—	8,105
Multifamily residential	—	—	111	—	—	111
Commercial real estate	4,488	—	643	1,470	—	6,601
Total real estate construction	9,686	2,181	754	2,196	—	14,817
Consumer:
Home equity	34,546	125	39	587	—	35,297
Automobile	672	6	—	—	—	678
Other consumer	4,228	103	48	29	—	4,408
Total consumer	39,446	234	87	616	—	40,383
Commercial business	7,204	220	381	485	—	8,290
Leases	283	—	—	—	—	283
Total noncovered loans	256,486	11,974	19,724	40,645	—	328,829
Covered loans
Real estate:
One-to-four family residential	4,848	788	1,971	7,860	—	15,467
Multifamily residential	6,046	1,136	170	1,435	—	8,787
Commercial real estate	24,407	2,060	12,005	22,307	—	60,779
Total real estate	35,301	3,984	14,146	31,602	—	85,033
Real estate construction:
One-to-four family residential	235	—	—	715	—	950
Commercial real estate	2,053	117	2,594	4,809	—	9,573
Total real estate construction	2,288	117	2,594	5,524	—	10,523
Consumer:
Home equity	13,222	474	—	69	—	13,765
Automobile	302	—	—	—	—	302
Other consumer	1,047	14	—	38	—	1,099
Total consumer	14,571	488	—	107	—	15,166
Commercial business	28,273	1,464	7,268	4,732	—	41,737
Leases	2,538	—	—	—	—	2,538
Total covered loans	82,971	6,053	24,008	41,965	—	154,997
Total gross loans	$339,457	$18,027	$43,732	$82,610	$—	$483,826

A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement with the borrower. The following table summarizes impaired loans at December 31, 2012 and September 30, 2011 (in thousands):

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
Impaired loans with related specific allowance	$2,917	$8,787	$6,617	$9,294
Impaired loans with no related allowance	15,090	13,355	10,825	6,197
Total impaired loans	$18,007	$22,142	$17,442	$15,491

Specific allowance on impaired loans	$792	$1,569	$1,360	$2,521
Average balance of impaired loans	21,153	19,796	23,495	20,824

As of December 31, 2012 and September 30, 2011, no loans contractually past due 90 days or more were accruing interest. Nonaccrual loans totaled $14.4 million and $24.6 million at December 31, 2012 and September 30, 2011, respectively. Interest income recognized on nonaccrual loans during the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010 was immaterial.

The following table presents loans deemed impaired by class of loans as of and during the year ended December 31, 2012 (in thousands):

	December 31, 2012			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Year Ended December 31, 2012	Three Months Ended December 31, 2011
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$4,259	$3,620	$—	$3,923	$3,989
Commercial real estate	7,403	7,316	—	4,881	2,087
Total real estate	11,662	10,936	—	8,804	6,076
Real estate construction:
One-to-four family residential	317	259	—	325	119
Commercial real estate	146	146	—	121	637
Total real estate construction	463	405	—	446	756
Consumer:
Home equity	758	434	—	591	448
Automobile	—	—	—	18	13
Other consumer	—	—	—	6	9
Total consumer	758	434	—	615	470
Commercial business	360	361	—	379	463
Total noncovered loans with no related allowance	13,243	12,136	—	10,244	7,765
With an allowance recorded:
Real estate:
One-to-four family residential	1,057	1,057	(309)	1,393	1,701
Multifamily residential	825	825	(114)	504	—
Commercial real estate	347	347	(41)	4,363	5,082
Total real estate	2,229	2,229	(464)	6,260	6,783
Real estate construction:
One-to-four family residential	392	392	(145)	388	371
Commercial real estate	72	72	(12)	256	323
Total real estate construction	464	464	(157)	644	694
Home equity	224	224	(171)	280	226
Commercial business	—	—	—	—	—
Total noncovered loans with an allowance recorded	2,917	2,917	(792)	7,184	7,703
Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	63	63	—	185	407
Commercial real estate	3,027	2,548	—	2,622	2,752
Total real estate	3,090	2,611	—	2,807	3,159
Commercial real estate construction	508	248	—	434	867
Home equity	633	85	—	144	145
Commercial business and leases	10	10	—	340	157
Total covered loans with no related allowance	4,241	2,954	—	3,725	4,328
Total impaired loans	$20,401	$18,007	$(792)	$21,153	$19,796

The following table presents loans deemed impaired by class of loans as of and during the year ended September 30, 2011 (in thousands):

	September 30, 2011			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Year Ended September 30, 2011
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$3,756	$3,325	$—	$1,834
Commercial real estate	1,897	1,759	—	2,194
Total real estate	5,653	5,084	—	4,028
Real estate construction:
One-to-four family residential construction	196	98	—	159
Commercial real estate	2,065	643	—	1,046
Total real estate construction	2,261	741	—	1,205
Consumer:
Home equity	1,352	281	—	147
Commercial business	663	498	—	390
Total noncovered loans with no related allowance	9,929	6,604	—	5,770
With an allowance recorded:
Real estate:
One-to-four family residential	1,823	1,826	(412)	2,062
Commercial real estate	4,128	4,128	(602)	5,227
Total real estate	5,951	5,954	(1,014)	7,289
Real estate construction:
One-to-four family residential construction	375	375	(116)	1,094
Commercial real estate	139	139	(111)	405
Total real estate construction	514	514	(227)	1,499
Home equity	149	149	(119)	134
Commercial business	—	—	—	479
Total noncovered loans with an allowance recorded	6,614	6,617	(1,360)	9,401
Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	604	377	—	342
Multifamily residential	—	—	—	659
Commercial real estate	3,525	2,796	—	5,312
Total real estate	4,129	3,173	—	6,313
Commercial real estate construction	1,801	869	—	1,637
Consumer:
Home equity	365	57	—	19
Other consumer	37	20	—	5
Total consumer	402	77	—	24
Commercial business and leases	132	102	—	350
Total covered loans with no related allowance	6,464	4,221	—	8,324
Total impaired loans	$23,007	$17,442	$(1,360)	$23,495

The following tables presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and September 30, 2011 (in thousands):

	December 31, 2012
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
Noncovered loans
Real estate	$464	$4,715	$—	$13,165	$234,136	$—
Construction	157	809	—	869	32,641	—
Consumer	171	1,627	—	658	33,437	1,590
Commercial business	—	668	—	361	17,173	—
Total noncovered	792	7,819	—	15,053	317,387	1,590
Covered loans
Real estate	—	704	1,452	2,611	21,725	35,741
Construction	—	179	295	248	1,857	3,312
Consumer	—	281	278	85	5,263	5,893
Commercial business	—	169	559	10	3,832	8,867
Total covered	—	1,333	2,584	2,954	32,677	53,813
Total	$792	$9,152	$2,584	$18,007	$350,064	$55,403

	September 30, 2011
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
Noncovered loans
Real estate	$1,014	$5,385	$—	$11,038	$254,018	$—
Construction	227	671	—	1,255	13,562	—
Consumer	119	1,522	—	430	37,577	2,376
Commercial business	—	287	—	498	8,075	—
Total noncovered	1,360	7,865	—	13,221	313,232	2,376
Covered loans
Real estate	—	1,674	—	3,173	29,307	52,553
Construction	—	698	1,871	869	3,092	6,562
Consumer	—	371	—	77	7,002	8,087
Commercial business	—	432	94	102	9,690	34,483
Total covered	—	3,175	1,965	4,221	49,091	101,685
Total	$1,360	$11,040	$1,965	$17,442	$362,323	$104,061

Activity in the allowance for loan losses for the year ended December 31, 2012 was as follows (in thousands):

	As of December 31, 2011	Provisions	Charge-Offs	Recoveries	As of December 31, 2012
Noncovered loans
Real estate	$6,923	$(939)	$(985)	$180	$5,179
Construction	722	192	—	52	966
Consumer	2,097	201	(582)	82	1,798
Commercial business	205	546	(95)	12	668
Total noncovered loans	9,947	—	(1,662)	326	8,611
Covered loans
Real estate	1,056	(652)	(319)	2,071	2,156
Construction	2,201	(2,373)	(298)	944	474
Consumer	319	762	(522)	—	559
Commercial business	648	498	(523)	105	728
Total covered loans	4,224	(1,765)	(1,662)	3,120	3,917
Total	$14,171	$(1,765)	$(3,324)	$3,446	$12,528

Activity in the allowance for loan losses for the three months ended December 31, 2011 was as follows (in thousands):

	As of September 30, 2011	Provisions	Charge-Offs	Recoveries	As of December 31, 2011
Noncovered loans
Real estate	$6,399	$847	$(366)	$43	$6,923
Construction	898	(1,260)	(3)	1,087	722
Consumer	1,641	495	(77)	38	2,097
Commercial business	287	(82)	—	—	205
Total noncovered loans	9,225	—	(446)	1,168	9,947
Covered loans
Real estate	1,674	(396)	(224)	2	1,056
Construction	2,569	(354)	(80)	66	2,201
Consumer	371	77	(129)	—	319
Commercial business	526	199	(81)	4	648
Total covered loans	5,140	(474)	(514)	72	4,224
Total	$14,365	$(474)	$(960)	$1,240	$14,171

Activity in the allowance for loan losses for the year ended September 30, 2011 was as follows (in thousands):

	As of September 30, 2010	Provisions	Charge-Offs	Recoveries	As of September 30, 2011
Noncovered loans
Real estate	$8,353	$15	$(2,401)	$432	$6,399
Construction	1,427	(465)	(668)	604	898
Consumer	1,655	1,594	(1,734)	126	1,641
Commercial business	470	(22)	(303)	142	287
Total noncovered loans	11,905	1,122	(5,106)	1,304	9,225
Covered loans
Real estate	2,311	2,854	(3,667)	176	1,674
Construction	448	6,385	(5,056)	792	2,569
Consumer	248	503	(404)	24	371
Commercial business	520	532	(902)	376	526
Total covered loans	3,527	10,274	(10,029)	1,368	5,140
Total	$15,432	$11,396	$(15,135)	$2,672	$14,365

Activity in the allowance for loan losses for the year ended September 30, 2010 was as follows (in thousands):

Beginning balance	$28,735
Provision for loan losses	10,300
Losses on loans charged-off	(14,707)
Recoveries on loans charged-off	314
Adjustment to original purchase accounting	(9,210)
Ending balance	$15,432

SFAS No. 141 permits an allocation period for the identification and valuation of assets and liabilities acquired in a business combination, usually lasting up to twelve months after the acquisition date. The identification and reclassification of loans subject to ASC 310-30 was also included in the allocation period review. During this allocation period, the Company identified additional loans purchased in the CFB Acquisition that were credit impaired on the date of acquisition resulting in a reclassification of the preliminary estimated losses from the allowance for loan losses to the net discount on estimated cash flows of credit impaired loans. Additionally, adjustments were made to the original preliminary loss estimates on loans that were not credit impaired on the date of acquisition. These adjustments and reclassifications of estimated losses resulted in the reduction of the allowance for loan losses of $9.2 million during the year ended September 30, 2010.

TDRs. The internal process used to assess whether a modification should be reported and accounted for as a troubled debt restructuring (TDR) includes an assessment of the borrower's payment history, considering whether the borrower is in financial difficulty, whether a concession has been granted, and whether it is likely the borrower will be able to perform under the modified terms. The modification of the terms of such loans generally includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for the new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

TDRs totaled $11.8 million and $7.0 million at December 31, 2012 and September 30, 2011, respectively, and are included in the impaired loan disclosures in this footnote. Of these amounts, $338,000 and $440,000 were covered under loss sharing agreements with the FDIC at December 31, 2012 and September 30, 2011, respectively. The Company has allocated $676,000 of specific reserves to customers whose loan terms have been modified in TDRs at December 31, 2012, compared to $1.2 million at September 30, 2011. There were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications to loans not accounted for as TDRs totaled $1.2 million at December 31, 2012, of which $409,000 was in the noncovered loan portfolio. These loans were not considered to be TDRs because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

The following table presents TDRs at December 31, 2012 and September 30, 2011 (in thousands):

	December 31, 2012			September 30, 2011
	Accrual Status	Nonaccrual Status	Total Modifications	Accrual Status	Nonaccrual Status	Total Modifications
Noncovered loans
One-to-four family residential	$1,436	$732	$2,168	$244	$1,607	$1,851
Commercial real estate	3,936	3,315	7,251	—	4,128	4,128
Multifamily residential	—	825	825	—	—	—
Real estate construction	59	695	754	7	514	521
Home equity	15	159	174	17	54	71
Commercial business	10	305	315	—	—	—
Total noncovered TDRs	5,456	6,031	11,487	268	6,303	6,571
Covered loans
Commercial real estate	174	164	338	181	49	230
Real estate construction	—	—	—	—	210	210
Total covered TDRs	174	164	338	181	259	440
Total	$5,630	$6,195	$11,825	$449	$6,562	$7,011

During the three months ended December 31, 2011, there were seven new TDRs with a pre-modification balance of $2.6 million and a post-modification balance of $2.5 million. In each instance, the modification involved a reduction of the stated interest rate of the loan for periods ranging from six to 24 months. In one instance, the modification involved an extension of a maturity date by 27 months. One of the modification resulted in a partial charge-off of $56,000. During the three months ended December 31, 2011, we did not incur a payment default on a loan that had been modified within twelve months of that date. A default on a TDR results in either a transfer to nonaccrual status or a charge-off.

During the first quarter of 2012, there was one new TDR. The modification involved an extension of the loan term by twelve months and did not result in any charge-off or impairment. During the second quarter of 2012, there were 13 new TDRs, nine of which involve one customer relationship. For those nine loans, which include $897,000 of commercial and multifamily loans and $384,000 of construction loans, the modifications involved extensions of the maturity dates by two years. No charge-offs were recognized on those TDRs, although there were specific impairments on two of the loans totaling $290,000. There were no new TDRs during the remainder of 2012.

The following table presents new TDRs during the year ended December 31, 2012 (dollars in thousands).

	During the Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Balance	Post-Modification Balance
Noncovered loans
One-to-four family residential	3	$861	$876
Commercial real estate	3	4,322	4,322
Real estate construction	8	828	778
Total	14	$6,011	$5,976

During the year ended December 31, 2012, we recognized partial charge-offs on two TDRs totaling $30,000.

The following table presents TDRs at December 31, 2012 which were performing according to agreement (dollars in thousands):

	December 31, 2012
	Number of Contracts	Recorded Investment
Noncovered loans
One-to-four family residential	9	$1,699
Multifamily residential	4	7,251
Commercial real estate	1	825
Real estate construction	11	1,009
Home equity	3	175
Commercial business	2	315
Total noncovered	30	11,274
Covered loans
Commercial real estate	2	338
Total covered	2	338
Total	32	$11,612

Purchased Credit Impaired Loans. The Bank has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. At the acquisition date, management estimated the fair value of the acquired loan portfolios which represented the expected cash flows from the portfolio discounted at a market-based rate. Included in the estimate of fair value was a discount credit adjustment that reflected expected credit losses. In estimating the preliminary fair value, management calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the credit risk in the acquired loan and lease portfolio at the acquisition date.

The following table details activity of accretable yield for the periods shown (in thousands):

	Year Ended December 31,	Three Month Period Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
Beginning balance of accretable yield	$28,915	$31,860	$35,163	$—
Changes in accretable yield due to:
Acquisition of loans	—	—	—	37,958
Transfer from nonaccretable difference	6,624	4,844	16,505	—
Accretable yield recognized as interest income	(20,535)	(7,789)	(19,808)	(2,795)
Ending balance of accretable yield	$15,004	$28,915	$31,860	$35,163

On July 30, 2010, the Bank consummated the LibertyBank Acquisition. At the acquisition date, management estimated the fair value of the acquired loan portfolio, excluding leases, to be $190.2 million, which represents the expected cash flows from the portfolio discounted at a market-based rate and includes leases with a preliminary estimated fair value of $7.4 million. After detailed review by management and competent independent third parties, loans acquired in the LibertyBank Acquisition that were placed on nonaccrual status, designated as troubled debt restructurings prior to the acquisition, graded substandard or doubtful or exhibited other evidence of credit impairment since origination were grouped into 11 pools based on loan type, collateral and credit risk characteristics. The Company accounts for these loans with specifically-identified credit deficiencies under ASC 310-30. The preliminary estimated fair value of purchased loans with specifically-identified credit deficiencies in the LibertyBank Acquisition was $40.7 million on the date of acquisition.

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

The following table summarizes information regarding loans purchased in the LibertyBank Acquisition and accounted for under ASC 310-30 as of the July 30, 2010 acquisition date (in thousands):

Face value of loans at acquisition	$259,140
Acquisition date estimate of future cash flows to be collected	$228,147
Less: Preliminary estimated fair value	190,189
Acquisition date estimate of accretable yield	$37,958
Acquisition date contractual cash flows	$346,336
Less: Acquisition date estimate of future cash flows to be collected	228,147
Acquisition date nonaccretable difference	$118,188

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $2.0 million and $7.6 million at December 31, 2012 and September 30, 2011, respectively, which were purchased in the CFB Acquisition. The carrying amount of purchased credit impaired loans acquired in the CFB Acquisition totaled $2.4 million and $8.8 million at December 31, 2012 and September 30, 2011, respectively. At December 31, 2012, purchased credit impaired loans acquired in the LibertyBank Acquisition totaled $53.0 million.

The allowance for loan losses on loans accounted for under ASC 310-30 was $2.7 million and $2.1 million at December 31, 2012, and September 30, 2011, respectively. The provision for loan losses on loans accounted for under ASC 310-30 was $829,000, $399,000, $3.0 million, and $0, during the year ended December 31, 2012, the three months ended December 31, 2011, and the years ended September 30, 2011 and September 30, 2010, respectively. Reductions in the allowance for loan losses on loans accounted for under ASC 310-30 due to increases in estimated cash flows totaled $586,000, $15,000, $864,000 and $0 during the year ended December 31, 2012, the three months ended December 31, 2011, and the years ended September 30, 2011 and September 30, 2010, respectively.

Pursuant to the terms of the loss sharing agreements with the FDIC, the FDIC is obligated to reimburse the Company for a significant portion of losses on covered loans. See Note 2 for additional information on the loss sharing agreements. Net covered loans at the carrying value totaled $85.5 million and $149.9 million at December 31, 2012 and September 30, 2011, respectively.

Note 6 - FDIC Indemnification Receivable

Allocation of the FDIC indemnification receivable at December 31, 2012, and September 30, 2011 was as follows (in thousands):

	Estimated Losses Reimbursement Rate		Amount Receivable
	80%	95%
Balance at September 30, 2011	$31,553	$9,074	$33,863
Balance at December 31, 2012	10,841	2,288	10,846

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

Note 7 – Property and Equipment

Property and equipment at December 31, 2012 and September 30, 2011 are summarized as follows (in thousands):

	December 31,	September 30,
	2012	2011
Land	$7,112	$7,301
Buildings and leasehold improvements	23,094	24,124
Furniture and equipment	16,478	16,584
Automobiles	56	102
Total cost	46,740	48,111
Less accumulated depreciation	(17,683)	(15,368)
Net book value	$29,057	$32,743

Repairs and maintenance are charged against income as incurred; major remodels and improvements are capitalized. Depreciation charged against operations for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010, was $3.0 million, $765,000, $2.6 million and $2.1 million, respectively.

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

Note 8 – Deposit Accounts

Deposit information by type and weighted average rates are summarized as follows (dollars in thousands):

	December 31, 2012		September 30, 2011
	Rate	Amount	Rate	Amount
Noninterest-bearing demand	—%	$142,207	—%	$141,040
Interest-bearing demand	0.18	225,017	0.17	228,315
Money market accounts	0.15	167,202	0.34	177,183
Health savings accounts	0.10	23,819	0.20	23,032
Savings deposits	0.05	83,401	0.15	79,640
		641,646		649,210
Certificates of deposit	0.00-0.99	112,215	0.00-0.99	130,183
	1.00-1.99	29,262	1.00-1.99	62,009
	2.00-2.99	32,774	2.00-2.99	69,288
	3.00-3.99	33,038	3.00-3.99	35,773
	4.00 and up	1,953	4.00 and up	13,046
Total certificates of deposit		209,242		310,299
Total deposits		$850,888		$959,509

Scheduled maturities of certificates of deposit are as follows during the years presented (in thousands):

December 31,
2012
2013	$107,361
2014	45,245
2015	34,265
2016	14,064
2017	8,056
Thereafter	251
$209,242

At December 31, 2012 and September 30, 2011, certificates of deposit of $100,000 or greater were $74.0 million and $112.4 million, respectively.

Interest expense by type of deposit account is summarized as follows (in thousands):

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
Demand and money market deposits	$783	$279	$1,591	$1,797
Savings deposits	57	28	175	306
Certificates of deposit	2,971	905	5,025	5,099
Total	$3,811	$1,212	$6,791	$7,202

Accrued interest on deposit accounts at December 31, 2012 and September 30, 2011 was $167,000 and $249,000, respectively.

Note 9 – Federal Home Loan Bank Advances and Other Borrowings

The Bank has the ability to borrow up to 40% of its total assets from the FHLB of Seattle, limited by available collateral. Advances are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB of Seattle, and certain residential mortgages and mortgage-backed securities. No FHLB borrowings were outstanding at December 31, 2012 or September 30, 2011. The Bank prepaid all outstanding borrowings with the FHLB, totaling $48.3 million at the time of prepayment, during September 2011 and incurred a $2.0 million prepayment penalty from this transaction.

Other borrowings also include securities sold under obligations to repurchase (repurchase agreements) that are originated directly with commercial and retail clients. These borrowings are collateralized with securities issued by U.S. GSEs. Repurchase agreements totaled $4.8 million and $4.9 million at December 31, 2012 and September 30, 2011, respectively, and had average rates of 1.39% and 1.72% at those dates, respectively.

The Company's borrowings consisted of the following during the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
Maximum outstanding at any month end	$4,914	$4,913	$67,224	$79,887
Average outstanding	4,754	4,893	56,415	79,264
Weighted average interest rates
For the period	1.49%	1.72%	4.04%	3.98%
At end of period	1.39	1.72	1.72	3.95

Scheduled maturities of the Company’s borrowings are as follows during the fiscal years presented (dollars in thousands):

	December 31, 2012		September 30, 2011
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Fiscal Year:
2012	—%	$—	1.22%	$2,254
2013	1.39	4,775	2.15	2,638
Total		$4,775		$4,892

Note 10 – Employee Retirement Plans

401(k) Plan. The Company has a 401(k) retirement plan covering substantially all of its employees. During the period January 1, 2010, through December 31, 2011, the Company matched 50% of employee contributions up to the employee’s first 6% contributed to the Plan. This plan was modified in October 2011, and effective January 1, 2012, the Company matches 100% of employee contributions up to the employee’s first 4% contributed to the Plan. For the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010, total Company contributions were $520,000, $98,000, $353,000 and $291,000, respectively.

During September 2011, the Home Federal Bank 401(k) Plan and the Home Federal Bancorp, Inc. ESOP (Employee Stock Ownership Plan) were merged into a new plan, the Home Federal 401(k) Plan and Employee Stock Ownership Plan (KSOP) and the ESOP loans were refinanced. See Note 12 for additional information regarding the ESOP.

Salary Continuation Plan. As a supplement to the 401(k) retirement plan (and after January 1, 2012, the KSOP plan), the Company has adopted a Salary Continuation Plan pursuant to agreements with certain executive officers of the Company and its subsidiaries. Under the Salary Continuation Plan, an executive will be entitled to a stated annual benefit for a period of 15 years (i) upon retirement from the Company after attaining age 65, or (ii) upon attaining age 65 if his or her employment had been previously terminated due to disability. In the event the executive dies while in active service, the Company shall pay the beneficiary the normal retirement projected benefit for a period of 15 years commencing with the month following the executive’s death. At December 31, 2012, this death benefit contingency totaled $9.6 million and is not reported on the Consolidated Balance Sheets. In the event the executive dies after age 65, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. Upon termination of employment, the annual benefit amount is 50% of the officer’s average final 36 months base salary. Benefits under the Plan vest over ten years. Upon early retirement, the Company shall pay the executive the vested accrual balance as of the end of the month prior to the early retirement date. The Company will pay the early retirement benefit in 180 equal installments.

The accrued liability for the salary continuation plan was $2.9 million and $2.6 million at December 31, 2012 and September 30, 2011, respectively. The amounts recognized in compensation expense were $376,000, $91,000, $336,000 and $265,000 for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010, respectively.

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

The Company accrues annual interest on the unfunded liability under the plan based upon a formula relating to the change in retained earnings of the Bank, which amounted to 5.21%, 5.21%, 0% and 0% for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010, respectively. The accrued liability for the deferred incentive compensation agreements was $2.6 million and $2.5 million at December 31, 2012 and September 30, 2011, respectively. The amounts recognized in compensation expense were $197,000, $33,000, $170,000 and $141,000 for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010, respectively.

Director Retirement Plan. Home Federal Bancorp adopted a director retirement plan, effective January 1, 2005, that replaced prior plans. The plan is an unfunded nonqualified retirement plan for directors. Upon the later of attaining age 72 or termination of service, the director will receive an annual benefit equal to 50 percent of the fees paid to the director for the preceding year, payable in monthly installments over 15 years. The accrued benefit vests at a rate of 10 percent per year, except in the event of disability, in which case the vested percentage is 100 percent. If the director terminates service within 24 months following a change in control, he will receive 100 percent of his accrued benefit, plus a change in control benefit equal to 2.99 times his or her director fees for the prior year. Change in control payments are subject to reduction to avoid excise taxes under Section 280G of the Internal Revenue Code. In the event a director dies before termination of service, his beneficiary would receive his projected benefit, which is the final benefit the director would have received had he attained age 72, assuming a 4% annual increase in the directors’ fees. In the event the director dies after separation from service, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. In-service distributions are permitted in limited circumstances.

The accrued liability for the director retirement plans was $676,000 and $630,000 at December 31, 2012 and September 30, 2011, respectively. The amounts recognized in compensation expense were $68,000, $17,000, $67,000 and $63,000 for the year ended December 31, 2012, the three months ended December 31, 2011, and the years ended September 30, 2011 and 2010, respectively.

The Company’s salary continuation plan, deferred incentive compensation agreements and supplemental executive retirement plans are unfunded plans and have no plan assets. The following table reconciles the accumulated liability for the benefit obligation of these contracts (in thousands). The benefit obligation represents the net present value of future payments to individuals under the agreements.

	Year Ended December 31, 2012	Three Month Period Ended December 31, 2011	Year Ended September 30, 2011	Year Ended September 30, 2010
Beginning balance	$5,871	$5,797	$5,504	$5,260
Benefit expense	641	141	573	469
Director fee deferrals	66	11	55	55
Benefit payments	(429)	(78)	(335)	(280)
Ending Balance	$6,149	$5,871	$5,797	$5,504

Note 11 – Stock-Based Compensation

At December 31, 2012, the Company maintained multiple long-term stock-based benefit plans that enable the Company to grant stock options, stock appreciation rights and restricted stock awards to employees and directors. The plans include the 2005 Stock Option Plan, the 2005 Recognition and Retention Plan and the 2008 Equity Incentive Plan. The plans were approved by shareholders in 2005 and 2009.

Restricted Stock Awards. The Company grants restricted stock awards to promote the long-term interests of the Company and its stockholders by providing restricted stock as a means for attracting and retaining directors and key employees. The maximum number of restricted shares that may be awarded under the plans is 692,143. The fair value of restricted stock awards are accrued ratably as compensation expense over the vesting period of the award. The amounts recognized in compensation expense were $586,000, $52,000, $433,000 and $831,000 for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010, respectively. The Company has an aggregate of 190,937 restricted shares available for future issuance. During the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010, the fair value of vested restricted stock awards was $452,000, $23,000, $1.1 million and $1.0 million, respectively.

Restricted stock activity is summarized in the following table:

	Number of Shares	Weighted Average Fair Value at Date of Grant
Nonvested at September 30, 2009	291,078	$10.23
Vested	(74,229)	10.58
Granted	5,000	14.01
Forfeited	(30,607)	9.50
Nonvested at September 30, 2010	191,242	10.31
Vested	(89,902)	11.01
Granted	31,062	10.99
Forfeited	(4,893)	9.96
Nonvested at September 30, 2011	127,509	9.99
Vested	(2,136)	11.01
Granted	550	10.99
Forfeited	(3,147)	9.96
Nonvested at December 31, 2011	122,776	10.31
Vested	(39,336)	11.01
Granted	51,066	10.99
Forfeited	(11,230)	9.96
Nonvested at December 31, 2012	123,276	$9.99

Stock Option Awards. The Company grants stock options to promote the long-term interests of the Company and its stockholders by providing an incentive to directors and key employees who contribute to the operating success of the Company. The maximum number of stock options and stock appreciation rights that may be issued under the plans is 1,730,356. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant. The options typically vest over three or five year periods and expire ten years from the date of grant. The Company has an aggregate of 526,519 stock options available for future issuance.

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

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Forfeiture Rate	Expected Dividend Yield
Options granted during the year ended September 30, 2010	2.90%	7.5	34.76%	—%	2.00%
Options granted during the year ended September 30, 2011	2.79	7.5	29.25	—	1.95
Options granted during the three months ended December 31, 2011	—	—	—	—	—
Options granted during the year ended December 31, 2012	0.85	5.5	39.44	—	2.05
Stock option activity is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant
Outstanding at September 30, 2009	946,364	$10.72	$2.79
Granted	45,000	13.20	4.40
Forfeited	(85,440)	9.52	2.91
Exercised	(15,000)	10.74	1.83
Outstanding at September 30, 2010	890,924	10.96	2.87
Granted	98,931	11.33	3.26
Forfeited	(33,116)	10.58	2.30
Exercised	(51,886)	10.45	2.08
Outstanding at September 30, 2011	904,853	11.05	2.21
Forfeited	(9,324)	10.70	3.14
Outstanding at December 31, 2011	895,529	11.05	3.00
Granted	106,704	10.70	3.20
Forfeited	(34,141)	11.43	3.61
Exercised	(800)	10.70	3.14
Outstanding at December 31, 2012	967,292	$11.00	$3.00

Options outstanding at December 31, 2012, were as follows:

	Weighted Average Remaining Contractual Life (years)	Options Outstanding			Options Exercisable
Range of Exercise Price		Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
$9.07 - 9.39	6.3	374,999	$9.39	$1,140	224,999	$9.39	$684
10.09 - 10.74	5.7	258,751	10.72	442	134,788	10.74	227
11.05 - 11.31	4.5	68,080	11.23	82	57,480	11.24	68
12.27 - 12.76	5.0	126,942	12.99	2	108,943	13.08	1
13.32 - 13.93	4.5	110,120	13.57	—	95,120	13.52	—
15.34	4.0	28,400	15.34	—	28,400	15.34	—
		967,292		$1,666	649,730		$980

(1) The intrinsic value is based on Home Federal Bancorp's stock price of $12.43 as of December 31, 2012.

Cash proceeds received from the exercise of stock options were $9,000, $0, $542,000 and $161,000 for the year ended December 31, 2012, the three months ended December 31, 2011, and the years ended September 30, 2011 and 2010, respectively. The total intrinsic value of stock options exercised were $2,000, $0, $78,000 and $50,000 for the year ended December 31, 2012, the three months ended December 31, 2011, and the years ended September 30, 2011 and 2010, respectively. The amounts recognized in compensation expense were $423,000, $74,000, $422,000 and $449,000 for the the year ended December 31, 2012, the three months ended December 31, 2011, and the years ended September 30, 2011 and 2010, respectively. Tax benefits related to stock option exercises were $3,000, $0, $7,000 and $8,000 for the year ended December 31, 2012, the three months ended December 31, 2011, and the years ended September 30, 2011 and 2010, respectively. It is the Company’s general policy to issue new shares for the exercise of stock options.

As of December 31, 2012, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested was as follows (in thousands):

	Stock Options	Restricted Stock	Total Awards
During the fiscal years:
2013	$412	$502	$914
2014	249	305	554
2015	63	68	131
2016	2	1	3
2017	—	—	—
Total	$726	$876	$1,602

Note 12 – Employee Stock Ownership Plan

In connection with the minority stock offering in 2004, the Company established an ESOP for the benefit of its employees. The ESOP covers all employees with at least one year and 1,000 hours of service. Shares are released for allocation at the discretion of the Board of Directors. In 2004, the Company issued 566,137 shares of common stock to the ESOP in exchange for a ten-year note of approximately $5.0 million. These shares are expected to be released over a ten-year period. In 2007, the ESOP acquired an additional 816,000 shares of the Company’s common stock in exchange for a fifteen-year note of approximately $8.2 million. These shares are expected to be released over a fifteen-year period. As loan payments are made, shares are released from collateral and allocated to participants based on relative compensation, and expense is recorded. The Company reports compensation expense equal to the average market price of the shares allocated. On September 30, 2011, with an effective date of January 1, 2012, the Company merged the ESOP and 401(k) plans into a single plan and refinanced the loans associated with the ESOP. This merger will lower the allocation of ESOP shares in future periods. ESOP compensation expense included in salaries and benefits was $295,000, $35,000, $1.2 million and $1.5 million for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010, respectively. In fiscal years 2011 and 2010, this expense included the matching 401(k) expense, in the latter two periods, this is now a separate component of expense. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce principal or interest on the ESOP loan.

ESOP share activity is summarized in the following table:

	Unallocated ESOP Shares	Fair Value of Unallocated Shares	Allocated and Released Shares	Total ESOP Shares
Outstanding at September 30, 2009	1,003,867	$11,464,161	378,270	1,382,137
Allocation at September 30, 2010	(111,014)		111,014
Outstanding at September 30, 2010	892,853	10,866,021	489,284	1,382,137
Allocation at September 30, 2011	(111,012)		111,012
Outstanding at September 30, 2011	781,841	6,113,997	600,296	1,382,137
Allocation at December 31, 2011	(3,440)		3,440
Outstanding at December 31, 2011	778,401	8,095,370	603,736	1,382,137
Allocation at December 31, 2012	(77,840)		77,840
Outstanding at December 31, 2012	700,561	8,707,973	681,576	1,382,137

From the inception of the ESOP through December 31, 2012, 203,602 shares have been taken out of the ESOP via distributions to former employees. At December 31, 2012, a total of 1,178,535 shares remained in the ESOP, excluding shares purchased by the plan through dividends on ESOP shares.

Note 13 – Commitments and Contingencies

Lease Commitments. The Company has entered into non-cancelable operating leases for land and buildings that require future minimum rental payments in excess of one year as of December 31, 2012. Certain lease payments may be adjusted periodically in accordance with changes in the Consumer Price Index.

The estimated future minimum annual rental payments, exclusive of taxes and other charges, are summarized as follows (in thousands):

Year Ending December 31,
2013	$1,036
2014	868
2015	768
2016	654
2017	403
Thereafter	5,853
Total	$9,582

Total rent expense for the year ended December 31, 2012, the three months ended December 31, 2011, and the years ended September 30, 2011 and 2010, was $1.3 million, $264,000, $2.1 million and $897,000, respectively.

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

At December 31, 2012 and September 30, 2011, commitments to extend credit were as follows (in thousands):

	December 31, 2012	September 30, 2011
Commitments to originate loans:
Fixed rate	$13,750	$16,201
Adjustable rate	3,786	3,505
Undisbursed balance of loans closed	17,111	9,125
Unused lines of credit	64,176	67,375
Commercial letters of credit	300	780
	$99,123	$96,986

Most of the Bank’s business activity is with customers located in the States of Idaho and Oregon. Loans to one borrower are generally limited, by federal banking regulation, to 15% of the Bank’s regulatory capital. As of December 31, 2012 and September 30, 2011, the Bank had no individual industry concentrations of credit risk.

Note 14 – Related Party Transactions

In the normal course of business, the Company may make loans to its executive officers, directors and companies affiliated with these individuals. There was no activity of loans receivable from directors, executive officers and their affiliates during the year ended December 31, 2012, the three month period ended December 31, 2011 or the year ended September 30, 2011.

The Company also accepts deposits from its executive officers, directors, and affiliated companies. The aggregate dollar amounts of these deposits were $985,000 and $1.9 million at December 31, 2012 and September 30, 2011, respectively.

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

FDIC regulations recognize two types, or tiers, of capital:  core (Tier 1) capital and supplementary (Tier 2) capital.  Tier 1 capital generally includes common stockholders’ equity and qualifying noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is recognized up  to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock, certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years), and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be in included in Tier 2 capital for risk-based capital purposes is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 3% to 4% of average total assets.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution’s particular risk profile.

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

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses.  The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance-sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank should be greater than the minimum standards established in the regulation. As of December 31, 2012 and September 30, 2011, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Management believes as of December 31, 2012 and September 30, 2011, the Company and Bank meet all capital adequacy requirements to which they are subject. The following table shows the regulatory capital ratios of the Company and the Bank and the minimum regulatory requirements at December 31, 2012 and September 30, 2011 (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Home Federal Bancorp
Tier 1 capital (leverage) to average assets	$161,043	15.36%	$41,928	4.00%	n/a	n/a
Tier 1capital to risk-weighted assets	161,043	37.30	17,268	4.00	n/a	n/a
Total capital to risk-weighted assets	166,527	38.57	34,536	8.00	n/a	n/a
Home Federal Bank
Tier 1 capital (leverage) to average assets	$142,947	13.77%	$41,512	4.00%	$51,891	5.00%
Tier 1capital to risk-weighted assets	142,947	33.26	17,193	4.00	25,789	6.00
Total capital to risk-weighted assets	148,408	34.53	34,386	8.00	42,982	10.00
September 30, 2011:
Home Federal Bancorp
Tier 1 capital (leverage) to average assets	$185,244	14.91%	$49,695	4.00%	n/a	n/a
Tier 1capital to risk-weighted assets	185,244	39.99	18,529	4.00	n/a	n/a
Total capital to risk-weighted assets	191,140	41.26	37,058	8.00	n/a	n/a
Home Federal Bank
Tier 1 capital (leverage) to average assets	$141,030	11.54%	$48,900	4.00%	$61,125	5.00%
Tier 1capital to risk-weighted assets	141,030	30.78	18,328	4.00	27,492	6.00
Total capital to risk-weighted assets	146,864	32.05	36,656	8.00	45,820	10.00

The following table is a reconciliation of the Bank’s capital, calculated according to generally accepted accounting principles, to total Tier 1 capital at December 31, 2012 and September 30, 2011 (in thousands):

	December 31, 2012	September 30, 2011
Equity	$156,721	$150,105
Intangible assets	(2,523)	(3,246)
Other comprehensive income – unrealized gain on securities	(7,920)	(5,829)
Disallowed deferred tax assets	(3,331)	—
Total Tier 1 capital	$142,947	$141,030

Note 16 – Income Taxes

The extraordinary gain realized from the CFB Acquisition during the year ended September 30, 2010, is presented on the Consolidated Statement of Operations net of applicable state and federal income taxes. The following table presents income tax expense (benefit) included in the consolidated statement of income for the year ended December 31, 2012, the three months ended December 31, 2011 and the years ended September 30, 2011 and 2010 (in thousands):

	Year Ended December 31,	Three Month Period Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
Income tax benefit from loss on continuing operations	$1,061	$785	$(3,232)	$(2,889)
Income tax expense attributable to extraordinary gain	—	—	—	195
Total income tax expense (benefit) included in the Consolidated Statements of Operations	$1,061	$785	$(3,232)	$(2,694)

Income tax expense (benefit) consisted of the following for the periods shown (in thousands):

	Year Ended December 31,	Three Month Period Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
Current
Federal	$4,026	$2,506	$3,506	$605
State	952	789	662	72
Deferred
Federal	(3,222)	(1,870)	(6,067)	(2,722)
State	(695)	(640)	(1,333)	(649)
Income tax expense (benefit)	$1,061	$785	$(3,232)	$(2,694)

Income tax expense differs from that computed at the statutory corporate tax rate as follows for the periods shown (in thousands):

	Year Ended December 31,	Three Month Period Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
Federal income tax at statutory rates	$973	$735	$(2,673)	$(2,477)
State income taxes, net of federal benefit	170	98	(443)	(381)
Federal income tax component of extraordinary gain on FDIC transaction				170
Effect of permanent differences	(82)	(48)	(116)	(6)
Income tax expense (benefit)	$1,061	$785	$(3,232)	$(2,694)

The tax effects of temporary differences at December 31, 2012 and September 30, 2011 that give rise to significant portions of deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2012	September 30, 2011
Deferred tax asset:
Deferred compensation	$2,384	$2,250
Allowance for loan losses	4,858	5,775
Equity compensation	933	720
Accrued expenses	595	388
REO adjustments	476	806
Acquisition intangibles	7,111	7,354
Interest on nonaccrual loans	3,856	1,253
Other	618	347
Total deferred tax asset	20,831	18,893
Deferred tax liability:
Fixed asset basis	(773)	(564)
Deferred loan costs	(445)	(179)
Prepaid expenses	(317)	(408)
FHLB stock dividends	(1,808)	(1,829)
Purchase accounting adjustments	(2,044)	(4,498)
Deferred tax gain on purchase price allocation	(1,196)	(3,594)
Unrealized gain on securities available-for-sale	(5,226)	(3,933)
Total deferred tax liability	(11,809)	(15,005)
Net deferred tax asset	$9,022	$3,888

Included in retained earnings at December 31, 2012 and September 30, 2011 was approximately $2.1 million in bad debt reserves for which no deferred income tax liability has been recorded. This amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on this amount was approximately $818,000 at December 31, 2012 and September 30, 2011.

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

At December 31, 2012 and September 30, 2011, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense.

The Company and the Bank are subject to U.S. federal income tax as well as an income tax in the states of Idaho, Oregon and various other state jurisdictions. The Company and the Bank are no longer subject to examination by taxing authorities for tax years before September 30, 2009.

Note 17 – Earnings (Loss) Per Share

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

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
Net income (loss)	$1,802	$1,376	$(4,629)	$(4,091)
Allocated to participating securities	(17)	(12)	(46)	(63)
Net income (loss) allocated to common shareholders	1,785	1,364	(4,583)	(4,028)
Extraordinary gain, net of taxes	—	—	—	305
Net income (loss) allocated to common stock before extraordinary gain	$1,785	$1,364	$(4,583)	$(4,333)

Weighted average common shares outstanding, gross	15,154,389	15,896,448	16,508,147	16,703,371
Less: Average unearned ESOP shares	(739,481)	(780,121)	(837,349)	(948,363)
Less: Average participating securities	(122,093)	(124,520)	(159,253)	(241,158)
Weighted average common shares outstanding, net	14,292,815	14,991,807	15,511,545	15,513,850
Net effect of dilutive stock options	5,172	—	—	—
Weighted average shares and common stock equivalents	14,297,987	14,991,807	15,511,545	15,513,850
Loss per common share before extraordinary item:
Basic	$0.12	$0.09	$(0.30)	$(0.28)
Diluted	0.12	0.09	(0.30)	(0.28)
Earnings per common share of extraordinary item:	—	—	—	0.02
Income (loss) per common share after extraordinary item:
Basic	0.12	0.09	(0.30)	(0.26)
Diluted	0.12	0.09	(0.30)	(0.26)
Options excluded from the calculation due to their anti-dilutive effect on EPS	967,292	895,529	904,853	890,924

Note 18 – Parent Only Financial Information

Home Federal Bancorp was formed to serve as the stock holding company for the Bank. The following are the condensed financial statements for Home Federal Bancorp (in thousands):

HOME FEDERAL BANCORP, INC. PARENT-ONLY BALANCE SHEETS	December 31,	September 30,
	2012	2011
ASSETS
Cash and amounts due from depository institutions	$8,398	$26,807
Securities available-for-sale, at fair value	10,094	16,251
Investment in the Bank	156,721	150,104
Other assets	4,572	1,707
TOTAL ASSETS	$179,785	$194,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$—	$215
Stockholders’ equity	179,785	194,654
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,785	$194,869

HOME FEDERAL BANCORP, INC. PARENT-ONLY STATEMENTS OF OPERATIONS	Year Ended December 31,	Three Month Period Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
Income:
Interest on investments	$319	$116	$665	$832
Other income	—	18	269	268
Total income	319	134	934	1,100
Expense:
Professional services	185	100	337	208
Other	436	100	408	470
Total expense	621	200	745	678
Income before income taxes and equity in undistributed earnings of the Bank	(302)	(66)	189	422
Income tax expense	(198)	(38)	13	155
Income of parent company	(104)	(28)	176	267
Equity in undistributed earnings (loss) of the Bank	1,906	1,404	(4,805)	(4,358)
Net income (loss)	$1,802	$1,376	$(4,629)	$(4,091)

HOME FEDERAL BANCORP, INC. PARENT-ONLY STATEMENTS OF CASH FLOWS	Year Ended December 31,	Three Month Period Ended December 31,	Years Ended September 30,
	2012	2011	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,802	$1,376	$(4,629)	$(4,091)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in undistributed (earnings) loss of the Bank	(1,906)	(1,404)	4,805	4,358
Net amortization of premiums on investments	211	46	108	22
Net gain on sale of investment securities	—	—	(22)
Change in assets and liabilities:
Other assets	471	(3,728)	(637)	480
Other liabilities	(132)	132	19	(159)
Net cash (used) provided by operating activities	446	(3,578)	(356)	610
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and maturity of securities available-for-sale	4,853	1,048	5,727	6,655
Purchase of securities available-for-sale	—	—	(5,389)
Net cash provided by investing activities	4,853	1,048	338	6,655
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,908)	(819)	(3,427)	(3,450)
Repurchase of common stock	(12,343)	(3,909)	(7,420)
ESOP shares committed to be released	758	34	957	912
Proceeds from exercise of stock options	9	—	542	161
Net cash used by financing activities	(16,484)	(4,694)	(9,348)	(2,377)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,185)	(7,224)	(9,366)	4,888
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,583	26,807	36,173	31,285
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,398	$19,583	$26,807	$36,173

Note 19 – Selected Quarterly Financial Data (unaudited)
(In thousands, except share data)

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Interest and dividend income	$13,491	$11,313	$12,437	$11,908
Interest expense	1,123	1,007	908	844
Net interest income	12,368	10,306	11,529	11,064
Provision for loan losses	(783)	(434)	105	(653)
Noninterest income	(1,107)	1,136	(351)	(333)
Noninterest expense	10,960	11,106	10,486	10,962
Loss before income taxes	1,084	770	587	422
Income tax provision	382	211	265	203
Net income	$702	$559	$322	$219

Basic EPS	$0.05	$0.04	$0.02	$0.02
Diluted EPS	0.05	0.04	0.02	0.02

	Quarters Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Interest and dividend income	$11,243	$10,785	$11,392	$17,647
Interest expense	2,930	2,250	1,999	1,889
Net interest income	8,313	8,535	9,393	15,758
Provision for loan losses	3,000	3,000	2,811	2,585
Noninterest income	6,303	6,094	5,707	(3,059)
Noninterest expense	13,819	13,723	12,423	13,544
Loss before income taxes	(2,203)	(2,094)	(134)	(3,430)
Income tax benefit	(871)	(892)	(56)	(1,413)
Net loss	$(1,332)	$(1,202)	$(78)	$(2,017)

Basic EPS	$(0.08)	$(0.08)	$(0.01)	$(0.13)
Diluted EPS	(0.08)	(0.08)	(0.01)	(0.13)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No response required.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect as of December 31, 2012, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting and Auditor's Attestation: The “Management's Annual Report on Internal Control Over Financial Reporting” included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm: The “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Changes in Internal Controls: During the quarter ended December 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of 2012 that was not so disclosed.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The information contained in the Company’s Proxy Statement for the 2013 Annual Meeting under the sections captioned “Proposal 1 – Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” are incorporated herein by reference.

EXECUTIVE OFFICERS

See the information under the section captioned “Executive Officers of the Registrant” under “Part I - Item 1. Business” in this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained in the Company’s Proxy Statement for the 2013 Annual Meeting under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The information contained in the Company’s Proxy Statement for the 2013 Annual Meeting under the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters” is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained in the Company’s Proxy Statement for the 2013 Annual Meeting under the section captioned “Directors’ Compensation” and “Executive Compensation” are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plan information as of December 31, 2012 was as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders:
2005 Stock Option Plan	453,531	$12.41	162,504
2005 Recognition and Retention Plan	—	—	50,636
2008 Stock Equity Incentive Plan (1)	513,761	9.75	504,316
Equity compensation plans not approved by security holders: None	—	—	—
Total	967,292	$11.00	717,456

(1)	Includes 364,015 stock options and 140,301 shares of restricted stock in column (c).

The information contained in the Company’s Proxy Statement for the 2013 Annual Meeting under the section captioned “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s Proxy Statement for the 2013 Annual Meeting under the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters” are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the Company’s Proxy Statement for the 2013 Annual Meeting under the sections captioned “Proposal 2 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” are incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)    Financial Statements

See Index to Consolidated Financial Statements on page 102.

(b)    Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part I, Item 1.

(c)	Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction (1)
2.2	Purchase and Assumption Agreement for LibertyBank Transaction (10)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (11)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams (8)
10.2	Amended Severance Agreement with Eric S. Nadeau (8)
10.3	Amended Severance Agreement with R. Shane Correa (8)
10.4	Amended Severance Agreement with Cindy L. Bateman (8)
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (3)
10.6	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.8
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (2)

10.9	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (2)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Len E. Williams (8)
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Eric S. Nadeau (8)
10.12	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with R. Shane Correa (12)
10.13	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (4)
10.14	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (4)
10.15	Director Retirement Plan entered into by Home Federal Bank with each of its Independent Directors (5)
10.16	Transition Agreement with Daniel L. Stevens (6)
10.17	2008 Equity Incentive Plan (7)
11	Reference is made to Note 17- Earnings Per Share in the Selected Notes to Consolidated Financial Statements under Item 8 herein
14	Code of Ethics (9)
21	Subsidiaries of the Registrant *†
23	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP *†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Stockholders’ Equity; (4) Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements.* (13)

*	Filed herewith

†	Copies of these exhibits are available upon written request to Eric S. Nadeau, Secretary, Home Federal Bancorp, Inc., 500 12th Avenue South, Nampa, Idaho 83651.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2009

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-146289) dated September 25, 2007

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

(9)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at.www.myhomefed.com/ir

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2010

(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form 8-K dated April 2, 2012

(12)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2011

(13)
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

HOME FEDERAL BANCORP, INC.

Date: March 14, 2013            /s/ Len E. Williams
                    Len E. Williams
President and
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Len E. Williams	President, Chief Executive Officer	March 14, 2013
Len E. Williams	and Director
(Principal Executive Officer)

/s/ Eric S. Nadeau	Chief Financial Officer	March 14, 2013
Eric S. Nadeau	(Principal Financial and Accounting Officer)

/s/ Brad Little	Director	March 14, 2013
Brad Little

/s/ Charles Hedemark	Director	March 14, 2013
N. Charles Hedemark

/s/ Richard J. Navarro	Director	March 14, 2013
Richard J. Navarro

/s/ James R. Stamey	Director	March 14, 2013
James R. Stamey

/s/ Robert A. Tinstman	Director	March 14, 2013
Robert A. Tinstman

/s/ Daniel L. Stevens	Chairman	March 14, 2013
Daniel L. Stevens

EXHIBIT INDEX

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Stockholders’ Equity; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

*	Filed herewith