Form 10-Q
period 2013-03-31
Home Federal Bancorp, Inc.
filed 2013-05-09
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value per share, 14,492,288 shares outstanding as of May 1, 2013.

HOME FEDERAL BANCORP, INC.
FORM 10-Q

Item 1. Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY	March 31,	December 31,
CONSOLIDATED BALANCE SHEETS	2013	2012
(In thousands, except share data) (unaudited)
ASSETS
Cash and cash equivalents	$120,528	$115,529
Investments available-for-sale, at fair value	433,822	420,505
FHLB stock, at cost	17,243	17,401
Loans receivable, net of allowance for loan losses of $12,573 and $12,528	396,232	409,846
Accrued interest receivable	2,970	2,776
Property and equipment, net	27,767	29,057
Bank owned life insurance	16,054	15,938
Real estate owned and other repossessed assets	10,064	10,386
FDIC indemnification receivable, net	9,416	10,846
Core deposit intangible	2,399	2,523
Other assets	14,288	13,813
TOTAL ASSETS	$1,050,783	$1,048,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$158,231	$142,207
Interest-bearing demand	249,338	248,836
Money market	166,335	167,202
Savings	87,435	83,401
Certificates	193,852	209,242
Total deposit accounts	855,191	850,888

Advances by borrowers for taxes and insurance	868	490
Accrued interest payable	144	167
Deferred compensation	6,242	6,149
Repurchase agreements	4,791	4,775
Other liabilities	4,890	6,366
Total liabilities	872,126	868,835

STOCKHOLDERS’ EQUITY
Serial preferred stock, $0.01 par value; 10,000,000 authorized; issued and outstanding: none	—	—
Common stock, $0.01 par value; 90,000,000 authorized; issued and outstanding:	145	145
Mar. 31, 2013 - 17,514,997 issued; 14,492,288 outstanding
Dec. 31, 2012 - 17,512,997 issued; 14,453,399 outstanding
Additional paid-in capital	132,303	131,934
Retained earnings	45,971	46,337
Unearned shares issued to employee stock ownership plan ("ESOP")	(6,634)	(6,823)
Accumulated other comprehensive income	6,872	8,192
Total stockholders’ equity	178,657	179,785
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,050,783	$1,048,620

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (unaudited)	Three Months Ended March 31,
	2013	2012
Interest and dividend income:
Loans and leases	$8,238	$11,217
Securities	2,575	2,204
Other interest and dividends	54	70
Total interest and dividend income	10,867	13,491
Interest expense:
Deposits	796	1,102
FHLB advances and borrowed funds	16	21
Total interest expense	812	1,123
Net interest income	10,055	12,368
Provision for loan losses	(227)	(783)
Net interest income after provision for loan losses	10,282	13,151
Noninterest income:
Service charges and fees	1,983	2,107
Gain on sale of investments ($254 of gains during the three months ended March 31, 2013, is comprised of accumulated other comprehensive income reclassifications)	254	535
Increase in cash surrender value of BOLI	116	120
FDIC indemnification provision	(41)	(819)
Impairment of FDIC indemnification asset	(1,994)	(3,343)
Other	180	293
Total noninterest income	498	(1,107)
Noninterest expense:
Compensation and benefits	6,010	6,137
Occupancy and equipment	1,420	1,563
Data processing	928	1,005
Advertising	123	154
Postage and supplies	206	306
Professional services	524	639
Insurance and taxes	351	521
Amortization of intangibles	124	152
Provision for REO	95	107
Other	316	376
Total noninterest expense	10,097	10,960
Income before income taxes	683	1,084
Income tax provision	222	382
Net income	$461	$702

Earnings per common share:
Basic	$0.03	$0.05
Diluted	0.03	0.05
Weighted average number of shares outstanding:
Basic	13,648,523	14,771,849
Diluted	13,714,084	14,771,849

Dividends declared per share:	$0.06	$0.055

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (unaudited)	Three Months Ended March 31,
	2013	2012
Comprehensive income (loss):
Net income	$461	$702
Other comprehensive income (loss):
Change in unrealized holding gain on securities available-for-sale, net of taxes of $(742) and $393, respectively	(1,165)	616
Adjustment for realized gains, net of taxes of $(99) and $(209), respectively	(155)	(327)
Other comprehensive income (loss)	(1,320)	289
Comprehensive income (loss)	$(859)	$991

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data) (unaudited)			Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to ESOP	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2012	14,453,399	$145	$131,934	$46,337	$(6,823)	$8,192	$179,785
Restricted stock issued, net of forfeitures	36,889	—	(50)				(50)
ESOP shares committed to be released			51		189		240
Exercise of stock options	2,000		24				24
Share-based compensation			346				346
Dividends paid ($0.06 per share)				(827)			(827)
Tax adjustments for equity comp. plans			(2)				(2)
Net income				461			461
Other comprehensive loss						(1,320)	(1,320)
Balance at March 31, 2013	14,492,288	$145	$132,303	$45,971	$(6,634)	$6,872	$178,657

See accompanying notes.

Amou

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$461	$702
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	725	780
Amortization of core deposit intangible	124	152
Impairment of FDIC indemnification receivable	1,994	3,343
Net amortization of premiums and discounts on investments	531	1,327
Gain on sale of investments available-for-sale ("AFS")	(254)	(535)
Gain on sale of fixed assets and repossessed assets	(105)	(220)
ESOP shares committed to be released	240	202
Share based compensation expense	346	251
Provision for loan losses	(227)	(783)
Valuation allowance on real estate and other property owned	95	107
Accrued deferred compensation expense, net	93	62
Net deferred loan fees	22	(25)
Deferred income tax provision	(671)	(2,011)
Net increase in cash surrender value of BOLI	(116)	(120)
Change in assets and liabilities:
Interest receivable	(194)	(140)
Other assets	793	(2,521)
Interest payable	(23)	(22)
Other liabilities	(1,526)	(2,114)
Net cash provided from (used by) operating activities	2,308	(1,565)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments, maturities and calls of investments AFS	26,924	23,853
Proceeds from sales of investments AFS	3,901	25,712
Purchase of investments AFS	(46,580)	(62,676)
Proceeds from redemption of FHLB stock	158	—
Reimbursement (repayment) of loan losses under loss share agreement	(260)	636
Net decrease in loans	12,506	11,910
Proceeds from sales of fixed assets and repossessed assets	2,192	6,411
Purchases of fixed assets	(44)	(50)
Net cash provided from (used by) investing activities	(1,203)	5,796
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	4,303	(7,367)
Net increase in advances by borrowers for taxes and insurance	378	474
Net increase (decrease) in investments sold under obligation to repurchase	16	(238)
Proceeds from exercise of stock options	24	—
Repurchases of common stock	—	(55)
Dividends paid	(827)	(821)
Net cash provided from (used by) financing activities	3,894	(8,007)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,999	(3,776)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,529	144,293
CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,528	$140,517

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (unaudited)	Three Months Ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$835	$1,145
Income taxes	61	4,914

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$1,382	$3,086
Fair value adjustment to securities AFS, net of taxes	(1,320)	289
Transfer of fixed assets into REO	609	—

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

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

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for future periods.

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

Certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013.

Certain reclassifications have been made to prior year's financial statements in order to conform to the current year presentation. The reclassifications had no effect on previously reported net income or equity.

Note 2 – Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. The new guidance was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements but the disclosures are included.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 addresses the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. The adoption of this ASU was effective for fiscal years and interim periods beginning on or after December 15, 2012. This ASU did not have a significant impact on the Company’s Consolidated Financial Statements as the Company accounted for its indemnification asset in a manner consistent with this update.

Note 3 – Earnings Per Share ("EPS")

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

The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
Net income	$461	$702
Allocated to participating securities	(4)	(7)
Net income allocated to common stock	$457	$695

Weighted average common shares outstanding, gross	14,470,748	15,672,016
Less: Average unearned ESOP shares	(690,831)	(758,941)
Less: Average participating securities	(131,394)	(141,226)
Weighted average common shares outstanding, net	13,648,523	14,771,849
Net effect of dilutive stock options	65,561	—
Weighted average shares and common stock equivalents	13,714,084	14,771,849
Income per common share:
Basic	$0.03	$0.05
Diluted	0.03	0.05
Options excluded from the calculation due to their anti-dilutive effect on EPS	974,618	1,002,233

Note 4 – Investments

The Company’s investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk, and generally limit investments to mortgage-backed securities, securities issued by U.S. Government-sponsored enterprises ("GSE"), municipal bonds, certificates of deposit and marketable corporate debt obligations. Investments available-for-sale consisted of the following at March 31, 2013, and December 31, 2012 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
March 31, 2013
Obligations of U.S. GSE	$66,397	$1,336	$(109)	$67,624	15.6%
Obligations of states and political subdivisions	43,256	2,079	(61)	45,274	10.4
U.S. Treasury bonds	14,021	8	(126)	13,903	3.2
Mortgage-backed securities, GSE-issued	298,612	8,631	(498)	306,745	70.7
Mortgage-backed securities, private label	280	—	(4)	276	0.1
Total	$422,566	$12,054	$(798)	$433,822	100.0%

December 31, 2012
Obligations of U.S. GSE	$56,179	$1,481	$—	$57,660	13.7%
Obligations of states and political subdivisions	38,932	2,009	(51)	40,890	9.7
Mortgage-backed securities, GSE-issued	311,690	10,116	(134)	321,672	76.5
Mortgage-backed securities, private label	287	—	(4)	283	0.1
Total	$407,088	$13,606	$(189)	$420,505	100.0%

For the three months ended March 31, 2013 and 2012 proceeds from sales of investments available-for-sale amounted to $3.9 million and $25.7 million, respectively. Gross realized gains for the three months ended March 31, 2013, and 2012 were $254,000 and $535,000, respectively, against no gross realized losses. All gain and losses were included in noninterest income on the Consolidated Statements of Operations.

The fair value of investments with unrealized losses, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2013, and December 31, 2012, were as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Obligations of U.S. GSE	$13,030	$(109)	$—	$—	$13,030	$(109)
Obligations of states and political subdivisions	7,750	(61)	—	—	7,750	(61)
U.S. Treasury bonds	9,269	(126)	—	—	9,269	(126)
Mortgage-backed securities, GSE-issued	51,959	(495)	113	(3)	52,072	(498)
Mortgage-backed securities, private label	—	—	276	(4)	276	(4)
Total	$82,008	$(791)	$389	$(7)	$82,397	$(798)

December 31, 2012
Obligations of states and political subdivisions	$6,117	$(51)	$—	$—	$6,117	$(51)
Mortgage-backed securities, GSE-issued	20,461	(131)	114	(3)	20,575	(134)
Mortgage-backed securities, private label	—	—	283	(4)	283	(4)
Total	$26,578	$(182)	$397	$(7)	$26,975	$(189)

Management has evaluated these investments and has determined that the decline in value is not other than temporary and not related to the underlying credit quality of the issuers or an industry specific event. The declines in value are on investments that have contractual maturity dates and future principal payments that will be sufficient to recover the current amortized cost of the investments. The Company does not have the intent to sell these investments and it is likely that it will not be required to sell these investments before their anticipated recovery.

The contractual maturities of investments available-for-sale at the dates indicated are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$12,046	$12,096	$14,136	$14,206
Due after one year through five years	6,795	7,013	7,051	7,280
Due after five years through ten years	26,244	27,390	20,719	21,908
Due after ten years	78,589	80,302	53,205	55,156

Mortgage-backed securities	298,892	307,021	311,977	321,955
Total	$422,566	$433,822	$407,088	$420,505

As of March 31, 2013, and December 31, 2012, the Bank pledged investment securities for the following obligations (in thousands):

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
FHLB borrowings	$21,213	$22,978	$23,482	$25,397
Federal Reserve Bank	1,028	1,077	1,166	1,222
Repurchase agreements	6,530	6,931	4,607	4,855
Deposits of municipalities and public units	8,665	9,286	9,871	10,573
Total	$37,436	$40,272	$39,126	$42,047

Note 5 – Loans and Leases Receivable and the Allowance for Loan Losses

Loans and leases receivable are summarized as follows at March 31, 2013, and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$81,817	20.0%	$87,833	20.8%
Multifamily residential	33,290	8.1	34,377	8.1
Commercial	185,408	45.4	185,132	43.8
Total real estate	300,515	73.5	307,342	72.7
Real estate construction:
One-to-four family residential	16,594	4.1	13,016	3.1
Multifamily residential	1,044	0.3	520	0.1
Commercial and land development	19,751	4.8	25,391	6.0
Total real estate construction	37,389	9.2	38,927	9.2
Consumer:
Home equity	40,524	9.9	41,793	9.9
Automobile	815	0.2	966	0.2
Other consumer	3,576	0.9	4,012	1.1
Total consumer	44,915	11.0	46,771	11.2
Commercial business	25,924	6.3	29,249	6.9
Gross loans	408,743	100.0%	422,289	100.0%
Deferred loan costs, net	62		85
Allowance for loan losses	(12,573)		(12,528)
Loans receivable, net	$396,232		$409,846

The following tables present loans at their recorded investment. Recorded investment includes the unpaid principal balance, net of purchase adjustments, plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was $1.1 million at both March 31, 2013, and December 31, 2012.

Delinquent and nonaccrual loans. The following tables present the recorded investment in nonperforming loans and an aging of performing loans by class as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$2,929	$—	$2,929	$1,283	$—	$70,261	$74,473
Multifamily residential	810	—	810	—	—	29,299	30,109
Commercial real estate	3,661	—	3,661	—		134,742	138,403
Total real estate	7,400	—	7,400	1,283	—	234,302	242,985
Real estate construction:
One-to-four family residential	574	—	574	—	—	16,020	16,594
Multifamily residential	—	—	—	—	—	1,044	1,044
Commercial real estate	198	—	198	—	—	14,625	14,823
Total real estate construction	772	—	772	—	—	31,689	32,461
Consumer:
Home equity	621	—	621	16	48	30,351	31,036
Automobile	6	—	6	—	—	671	677
Other consumer	—	—	—	8	—	2,890	2,898
Total consumer	627	—	627	24	48	33,912	34,611
Commercial business	316	—	316	55	—	16,858	17,229
Total noncovered loans	9,115	—	9,115	1,362	48	316,761	327,286
Covered loans
Real estate:
One-to-four family residential	324	—	324	—	—	7,060	7,384
Multifamily residential	—	—	—	—	—	3,181	3,181
Commercial real estate	4,036	—	4,036	—		42,969	47,005
Total real estate	4,360	—	4,360	—	—	53,210	57,570
Commercial real estate construction	233	—	233	—	—	4,695	4,928
Consumer:
Home equity	134	—	134	30	—	9,468	9,632
Automobile	—	—	—	—	—	138	138
Other consumer	—	—	—	—	—	701	701
Total consumer	134	—	134	30	—	10,307	10,471
Commercial business	—	—	—	72	—	9,582	9,654
Total covered loans	4,727	—	4,727	102	—	77,794	82,623
Total gross loans	$13,842	$—	$13,842	$1,464	$48	$394,555	$409,909

	December 31, 2012
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$3,240	$—	$3,240	$498	$217	$75,741	$79,696
Multifamily residential	825	—	825	—	—	30,228	31,053
Commercial real estate	3,727	—	3,727	—		132,825	136,552
Total real estate	7,792	—	7,792	498	217	238,794	247,301
Real estate construction:
One-to-four family residential	593	—	593	—	—	12,423	13,016
Multifamily residential	—	—	—	—	—	520	520
Commercial real estate	218	—	218	—	—	19,756	19,974
Total real estate construction	811	—	811	—	—	32,699	33,510
Consumer:
Home equity	643	—	643	31	7	30,979	31,660
Automobile	—	—	—	—	3	752	755
Other consumer	—	—	—	13	—	3,257	3,270
Total consumer	643	—	643	44	10	34,988	35,685
Commercial business	351	—	351	—	—	17,183	17,534
Total noncovered loans	9,597	—	9,597	542	227	323,664	334,030
Covered loans
Real estate:
One-to-four family residential	338	—	338	—	—	7,835	8,173
Multifamily residential	—	—	—	—	—	3,325	3,325
Commercial real estate	4,108	—	4,108	—		44,471	48,579
Total real estate	4,446	—	4,446	—	—	55,631	60,077
Commercial real estate construction	248	—	248	—	—	5,169	5,417
Consumer:
Home equity	85	—	85	30	—	10,164	10,279
Automobile	—	—	—	—	—	210	210
Other consumer	10	—	10	5	5	742	762
Total consumer	95	—	95	35	5	11,116	11,251
Commercial business	—	—	—	—	—	12,699	12,699
Total covered loans	4,789	—	4,789	35	5	84,615	89,444
Total gross loans	$14,386	$—	$14,386	$577	$232	$408,279	$423,474

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

Pass. Loans not meeting the criteria above are considered to be pass rated loans. The pass classification also includes homogeneous loans (such as one-to-four family residential and consumer loans) unless the borrower experiences a delinquency or requests a modification, at which point the loan is graded as specified above.

As of March 31, 2013, and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

	March 31, 2013
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$69,720	$595	$—	$4,158	$—	$74,473
Multifamily residential	29,145	—	39	925	—	30,109
Commercial real estate	94,270	11,773	10,228	22,132	—	138,403
Total real estate	193,135	12,368	10,267	27,215	—	242,985
Real estate construction:
One-to-four family residential	13,482	2,481	—	631	—	16,594
Multifamily residential	1,044	—	—	—	—	1,044
Commercial real estate	14,160	465	—	198	—	14,823
Total real estate construction	28,686	2,946	—	829	—	32,461
Consumer:
Home equity	30,331	84	—	621	—	31,036
Automobile	671	—	—	6	—	677
Other consumer	2,827	35	18	18	—	2,898
Total consumer	33,829	119	18	645	—	34,611
Commercial business	15,836	812	206	375	—	17,229
Total noncovered loans	271,486	16,245	10,491	29,064	—	327,286
Covered loans
Real estate:
One-to-four family residential	3,375	150	—	3,859	—	7,384
Multifamily residential	2,590	198	—	393	—	3,181
Commercial real estate	28,652	1,617	2,236	14,500	—	47,005
Total real estate	34,617	1,965	2,236	18,752	—	57,570
Commercial real estate construction	837	3,668	—	423	—	4,928
Consumer:
Home equity	9,392	—	106	134	—	9,632
Automobile	138	—	—	—	—	138
Other consumer	673	13	—	15	—	701
Total consumer	10,203	13	106	149	—	10,471
Commercial business	6,663	663	1,341	987	—	9,654
Total covered loans	52,320	6,309	3,683	20,311	—	82,623
Total gross loans	$323,806	$22,554	$14,174	$49,375	$—	$409,909

	December 31, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$74,974	$603	$—	$4,119	$—	$79,696
Multifamily residential	30,073	—	39	941	—	31,053
Commercial real estate	91,684	11,477	11,456	21,935	—	136,552
Total real estate	196,731	12,080	11,495	26,995	—	247,301
Real estate construction:
One-to-four family residential	11,771	594	—	651	—	13,016
Multifamily residential	520	—	—	—	—	520
Commercial real estate	19,365	391	—	218	—	19,974
Total real estate construction	31,656	985	—	869	—	33,510
Consumer:
Home equity	30,901	116	—	643	—	31,660
Automobile	755	—	—	—	—	755
Other consumer	3,159	26	21	64	—	3,270
Total consumer	34,815	142	21	707	—	35,685
Commercial business	16,249	675	175	435	—	17,534
Total noncovered loans	279,451	13,882	11,691	29,006	—	334,030
Covered loans
Real estate:
One-to-four family residential	3,494	151	—	4,528	—	8,173
Multifamily residential	2,617	205	—	503	—	3,325
Commercial real estate	22,272	10,302	1,813	14,192	—	48,579
Total real estate	28,383	10,658	1,813	19,223	—	60,077
Real estate construction:	849	3,939	—	629	—	5,417
Consumer:
Home equity	10,024	109	—	146	—	10,279
Automobile	210	—	—	—	—	210
Other consumer	725	12	—	25	—	762
Total consumer	10,959	121	—	171	—	11,251
Commercial business	8,361	742	1,175	2,421	—	12,699
Total covered loans	48,552	15,460	2,988	22,444	—	89,444
Total gross loans	$328,003	$29,342	$14,679	$51,450	$—	$423,474

Impaired loans. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement with the borrower. Additionally, all troubled debt restructurings ("TDRs") are considered impaired.

The following table presents loans deemed impaired by class of loans as of and during the three months ended March 31, 2013 (in thousands):

	March 31, 2013			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months Ended March 31, 2013
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$4,055	$3,498	$—	$3,559
Commercial real estate	9,092	9,006	—	8,161
Total real estate	13,147	12,504	—	11,720
Real estate construction:
One-to-four family residential	253	249	—	254
Commercial real estate	198	198	—	172
Total real estate construction	451	447	—	426
Home equity	592	415	—	425
Commercial business	346	346	—	354
Total noncovered loans with no related allowance	14,536	13,712	—	12,925
With an allowance recorded:
Real estate:
One-to-four family residential	1,041	1,041	(297)	1,049
Multifamily residential	810	810	(114)	818
Commercial real estate	340	340	(36)	344
Total real estate	2,191	2,191	(447)	2,211
Real estate construction:
One-to-four family residential	382	382	(133)	387
Commercial real estate	—	—	—	36
Total real estate construction	382	382	(133)	423
Home equity	220	220	(171)	222
Total noncovered loans with an allowance recorded	2,793	2,793	(751)	2,856
Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	62	62	—	63
Commercial real estate	4,415	2,874	—	2,711
Total real estate	4,477	2,936	—	2,774
Commercial real estate construction	503	233	—	241
Home equity	682	134	—	110
Commercial business and leases	—	—	—	5
Total covered loans with no related allowance	5,662	3,303	—	3,130
Total impaired loans	$22,991	$19,808	$(751)	$18,911

At March 31, 2013, the unpaid principal balance for purposes of this table includes $3.2 million that was partially charged-off but not forgiven.

The following table presents loans deemed impaired by class of loans as of the year ended December 31, 2012, and during the three months ended March 31, 2012 (in thousands):

	December 31, 2012			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months Ended March 31, 2012
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$4,259	$3,620	$—	$4,608
Commercial real estate	7,403	7,316	—	3,665
Total real estate	11,662	10,936	—	8,273
Real estate construction:
One-to-four family residential construction	317	259	—	90
Commercial real estate	146	146	—	316
Total real estate construction	463	405	—	406
Consumer:
Home equity	758	434	—	824
Automobile	—	—	—	41
Other consumer	—	—	—	19
Total consumer	758	434	—	884
Commercial business	360	361	—	405
Total noncovered loans with no related allowance	758	434	—	824
With an allowance recorded:
Real estate:
One-to-four family residential	1,057	1,057	(309)	1,589
Multifamily residential	825	825	(114)	—
Commercial real estate	347	347	(41)	6,129
Total real estate	2,229	2,229	(464)	7,718
Real estate construction:
One-to-four family residential construction	392	392	(145)	364
Commercial real estate	72	72	(12)	436
Total real estate construction	464	464	(157)	800
Home equity	224	224	(171)	301
Total noncovered loans with an allowance recorded	2,917	2,917	(792)	8,819
Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	63	63	—	399
Commercial real estate	3,027	2,548	—	2,722
Total real estate	3,090	2,611	—	3,121
Commercial real estate construction	508	248	—	699
Consumer:
Home equity	633	85	—	209
Other consumer	—	—	—	5
Total consumer	633	85	—	214
Commercial business and leases	10	10	—	842
Total covered loans with no related allowance	4,241	2,954	—	4,876
Total impaired loans	$20,401	$18,007	$(792)	$23,663

At December 31, 2012, the unpaid principal balance for purposes of this table includes $2.4 million that was partially charged-off but not forgiven. Interest income recorded on impaired loans was immaterial during the three months ended March 31, 2013, and 2012.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013
	Allowance for Loan Losses				Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Noncovered loans
Real estate	$447	$4,907	$—	$5,354	$14,695	$228,290	$—	$242,985
Construction	133	835	—	968	829	31,632	—	32,461
Consumer	171	1,516	—	1,687	635	32,611	1,365	34,611
Commercial business	—	403	—	403	346	16,883	—	17,229
Total noncovered	751	7,661	—	8,412	16,505	309,416	1,365	327,286
Covered loans
Real estate	—	725	1,687	2,412	2,936	20,777	33,857	57,570
Construction	—	127	178	305	233	1,671	3,024	4,928
Consumer	—	289	260	549	134	4,920	5,417	10,471
Commercial business	—	176	719	895	—	3,577	6,077	9,654
Total covered	—	1,317	2,844	4,161	3,303	30,945	48,375	82,623
Total	$751	$8,978	$2,844	$12,573	$19,808	$340,361	$49,740	$409,909

	December 31, 2012
	Allowance for Loan Losses				Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Noncovered loans
Real estate	$464	$4,715	$—	$5,179	$13,165	$234,136	$—	$247,301
Construction	157	809	—	966	869	32,641	—	33,510
Consumer	171	1,627	—	1,798	658	33,437	1,590	35,685
Commercial business	—	668	—	668	361	17,173	—	17,534
Total noncovered	792	7,819	—	8,611	15,053	317,387	1,590	334,030
Covered loans
Real estate	—	704	1,452	2,156	2,611	21,725	35,741	60,077
Construction	—	179	295	474	248	1,857	3,312	5,417
Consumer	—	281	278	559	85	5,263	5,893	11,241
Commercial business	—	169	559	728	10	3,832	8,867	12,709
Total covered	—	1,333	2,584	3,917	2,954	32,677	53,813	89,444
Total	$792	$9,152	$2,584	$12,528	$18,007	$350,064	$55,403	$423,474

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013, was as follows (in thousands):

	As of December 31, 2012	Provisions	Charge-Offs	Recoveries	As of March 31, 2013
Noncovered loans
Real estate	$5,179	$250	$(84)	$9	$5,354
Construction	966	(3)	—	5	968
Consumer	1,798	(206)	(8)	103	1,687
Commercial business	668	(266)	—	1	403
Total noncovered loans	8,611	(225)	(92)	118	8,412
Covered loans
Real estate	2,156	158	—	98	2,412
Construction	474	(303)	(9)	143	305
Consumer	559	8	(20)	2	549
Commercial business	728	135	—	32	895
Total covered loans	3,917	(2)	(29)	275	4,161
Total	$12,528	$(227)	$(121)	$393	$12,573

Activity in the allowance for loan losses for the three months ended March 31, 2012, was as follows (in thousands):

	As of December 31, 2011	Provisions	Charge-Offs	Recoveries	As of March 31, 2012
Noncovered loans
Real estate	$6,923	$(683)	$(499)	$9	$5,750
Construction	722	39	—	43	804
Consumer	2,097	207	(176)	14	2,142
Commercial business	205	437	(46)	—	596
Total noncovered loans	9,947	—	(721)	66	9,292
Covered loans
Real estate	1,056	(940)	(54)	1,128	1,190
Construction	2,201	(310)	(20)	214	2,085
Consumer	319	401	(16)	—	704
Commercial business	648	66	(252)	6	468
Total covered loans	4,224	(783)	(342)	1,348	4,447
Total	$14,171	$(783)	$(1,063)	$1,414	$13,739

TDRs. The internal process used to assess whether a modification should be reported and accounted for as a troubled debt restructuring ("TDR") includes an assessment of the borrower's payment history, considering whether the borrower is in financial difficulty, whether a concession has been granted, and whether it is likely the borrower will be able to perform under the modified terms. The modification of the terms of such loans generally includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for the new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

TDRs totaled $11.9 million and $11.8 million at March 31, 2013, and December 31, 2012, respectively, and are included in the impaired loan disclosures in this footnote. Of these amounts, $365,000 and $338,000 were covered under loss sharing agreements with the FDIC at March 31, 2013, and December 31, 2012, respectively. The Company has allocated $688,000 of specific reserves to customers whose loan terms have been modified in TDRs at March 31, 2013, compared to $676,000 at December 31, 2012. There were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications to loans not accounted for as TDRs totaled $922,000 at March 31, 2013, of which $353,000 was in the noncovered loan portfolio. These loans were not considered to be TDRs because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

The following table presents TDRs at March 31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	Accrual Status	Nonaccrual Status	Total Modifications	Accrual Status	Nonaccrual Status	Total Modifications
Noncovered
One-to-four family residential	$1,423	$819	$2,242	$1,436	$732	$2,168
Multifamily residential	—	810	810	—	825	825
Commercial real estate	3,905	3,259	7,164	3,936	3,315	7,251
Total real estate	5,328	4,888	10,216	5,372	4,872	10,244
One-to-four family residential construction	57	557	614	59	571	630
Commercial and land development	—	198	198	—	124	124
Total real estate construction	57	755	812	59	695	754
Home equity	15	156	171	15	159	174
Commercial business	23	281	304	10	305	315
Total noncovered TDRs	5,423	6,080	11,503	5,456	6,031	11,487
Covered
Commercial real estate	173	156	329	174	164	338
Home equity	—	36	36	—	—	—
Total covered TDRs	173	192	365	174	164	338
Total	$5,596	$6,272	$11,868	$5,630	$6,195	$11,825

During the three months ended March 31, 2013, there were five new TDRs with pre-modification and post-modification balances of $227,000. Each involved an extension of a maturity, and in three cases, a reduction in rate of between 1.0% and 2.5%. During the three months ended March 31, 2012, there was one new TDR. The modification involved an extension of the loan term by twelve months and did not result in any charge-off or impairment. During the three months ended March 31, 2013 and 2012, the Company did not incur payment defaults on loans that had been modified within twelve months of those dates. A default on a TDR results in either a transfer to nonaccrual status or a charge-off.

The following table presents new TDRs during the three months ended March 31, 2013 (dollars in thousands):

	Number of Contracts	Pre-Modification Balance	Post-Modification Balance
Noncovered loans
One-to-four family residential	2	$100	$100
Commercial and land development	1	77	77
Home equity	1	36	36
Commercial business	1	14	14
Total	5	$227	$227

During the three months ended March 31, 2013, there were no charge-offs on any TDRs.

The following table presents TDRs at March 31, 2013, which were performing according to agreement (dollars in thousands):

	March 31, 2013
	Number of Contracts	Recorded Investment
Noncovered loans
One-to-four family residential	11	$1,969
Multifamily residential	1	810
Commercial real estate	4	7,164
One-to-four family residential construction	5	614
Commercial and land development	6	198
Home equity	3	171
Commercial business	3	304
Total noncovered	33	11,230
Covered loans
Commercial real estate	2	329
Home equity	1	36
Total covered	3	365
Total	36	$11,595

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

The following table details activity of accretable yield for the periods shown (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning balance of accretable yield	$15,004	$28,915
Changes in accretable yield due to:
Transfer from nonaccretable difference	3,364	3,656
Accretable yield recognized as interest income	(3,640)	(6,251)
Ending balance of accretable yield	$14,728	$26,320

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $2.0 million and $2.0 million at March 31, 2013, and December 31, 2012, respectively, which were purchased in the CFB Acquisition. The carrying amount of purchased credit impaired loans acquired in the CFB Acquisition totaled $2.4 million and $2.4 million at March 31, 2013, and December 31, 2012, respectively. At March 31, 2013, purchased credit impaired loans acquired in the LibertyBank Acquisition totaled $47.4 million.

The allowance for loan losses on loans accounted for under ASC 310-30 was $2.8 million and $2.6 million at March 31, 2013, and December 31, 2012, respectively. The provision for loan losses on loans accounted for under ASC 310-30 were $295,000 and $12,000 during the three months ended March 31, 2013, and 2012, respectively. Reductions in the allowance for loan losses on loans accounted for under ASC 310-30 due to increases in estimated cash flows totaled $0 and $12,000 during the three months ended March 31, 2013, and 2012, respectively.

Note 6 – Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

Impaired Loans. The fair value of impaired loans is generally based on recent collateral appraisals if the loan is collateral-based or on a cash flow analysis if repayment of the loan is generally dependent on the cash flow of the borrower. The collateral appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Collateral appraisals on loans secured by one-to-four family residential properties are updated when the loan becomes 120 days past due, or earlier if circumstances indicate the borrower will be unable to repay the loan under the terms of the note. Additionally, appraisals are updated if the borrower requests a modification to their loan. On commercial real estate and multifamily loans, appraisals are updated upon a determination that the borrower will be unable to repay the loan according to the terms of the note or upon a notice of default, whichever is earlier. Appraisals are updated on all loan types immediately prior to a foreclosure sale and at least annually thereafter once the collateral title has been transferred to the Bank. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually adjustments to the sales price of the comparable properties, as deemed appropriate by the appraiser, based on the age, condition, location or general characteristics of the subject property. If the income approach is used by an appraiser, a discount rate or a “capitalization rate” is applied to estimated net operating income for the income producing property. This capitalization rate is applied to estimate the fair value of the property. Capitalization rates vary based on the type of property (e.g., office, warehouse, retail) and local market dynamics (e.g., population, employment, absorption or saturation of specific property types), among other factors.

Real Estate Owned. Nonrecurring adjustments to certain commercial and residential real estate properties classified as REO are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. At least semi-annually, all REO is evaluated and the respective carrying balances are adjusted downward if warranted. Appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. These valuation techniques and adjustments are described in greater detail above under “Impaired Loans.” Management will typically discount appraised values by 8.5%, which is based on historical experience to estimate selling costs, when determining the fair value of REO.

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis at March 31, 2013, and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2013
Investments available-for-sale:
Obligations of U.S. GSE	$—	$67,624	$—	$67,624
Obligations of states and political subdivisions	—	45,274	—	45,274
U.S. Treasury bonds	13,903	—	—	13,903
Mortgage-backed securities, GSE issued	—	306,745	—	306,745
Mortgage-backed securities, private label	—	276	—	276

December 31, 2012
Investments available-for-sale:
Obligations of U.S. GSE	$—	$57,660	$—	$57,660
Obligations of states and political subdivisions	—	40,890	—	40,890
Mortgage-backed securities, GSE issued	—	321,672	—	321,672
Mortgage-backed securities, private label	—	283	—	283

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at March 31, 2013, and December 31, 2012 (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2013
Impaired loans:
One-to-four family residential	$—	$—	$2,507	$2,507
Commercial and multifamily	—	—	3,311	3,311
Real estate construction	—	—	357	357
Home equity	—	—	154	154
Total impaired loans	—	—	6,329	6,329
REO:
One-to-four family residential	—	—	850	850
Commercial and multifamily	—	—	1,833	1,833
Real estate construction	—	—	4,963	4,963
Total REO	—	—	7,646	7,646
Total impaired loans and REO at fair value	$—	$—	$13,975	$13,975

December 31, 2012
Impaired loans:
One-to-four family residential	$—	$—	$2,802	$2,802
Commercial and multifamily	—	—	3,359	3,359
Real estate construction	—	—	429	429
Home equity	—	—	173	173
Total impaired loans	—	—	6,763	6,763
REO:
One-to-four family residential	—	—	307	307
Commercial and multifamily	—	—	5,513	5,513
Real estate construction	—	—	2,950	2,950
Total REO	—	—	8,770	8,770
Total impaired loans and REO at fair value	$—	$—	$15,533	$15,533

At March 31, 2013, impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $6.3 million, net of specific valuation allowances totaling $751,000. At December 31, 2012, impaired loans at fair value had a carrying amount of $6.8 million, net of specific allowances totaling $792,000. Included in the value of impaired loans presented above at March 31, 2013, was $4.3 million of loans that have been charged down to fair value. There was a reverse provision of $(225,000) on noncovered loans during the three months ended March 31, 2013, but none during the same period in 2012.

REO is recorded at estimated fair value less costs to sell and had a carrying amount of $7.6 million at March 31, 2013, which was comprised of the outstanding balance of $7.6 million, with no valuation allowance. At December 31, 2012, REO measured at fair value less costs to sell had a carrying value of $8.8 million, which was comprised of the outstanding balance of $8.8 million, with no valuation allowance. The provision for declines in the value of REO totaled $95,000 and $107,000 for the three months ended March 31, 2013, and 2012, respectively. The provisions for the declines in the value of REO includes impairment on REO measured at fair value and REO properties sold during the periods.

The following tables present information as of March 31, 2013 and December 31, 2012, about significant unobservable inputs related to the Company’s material categories of Level 3 financial assets measured on a nonrecurring basis (dollars in thousands):

	March 31, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans- Commercial real estate and multifamily	$3,311	Sales comparison approach	Adjustment for differences between the comparable sales	(16.1%) - 5.3%	(6.6)%
		Income approach	Adjustment for differences in capitalization rates	8.5% - 10.0%	9.1
Impaired loans- Construction	357	Sales comparison approach	Adjustment for differences between the comparable sales	1.9% - 12.7%	7.0
REO- Commercial real estate	1,833	Sales comparison approach	Adjustment for differences between the comparable sales	(15.6%) - 17.1%	(1.9)
		Income approach	Adjustment for differences in capitalization rates	8.3% - 9.5%	9.0
REO- Construction	4,963	Sales comparison approach	Adjustment for differences between the comparable sales	(47.2%) - 36.5%	(23.9)

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans- Commercial real estate and multifamily	$3,359	Sales comparison approach	Adjustment for differences between the comparable sales	(14.8%) - 8.8%	(4.4)%
		Income approach	Adjustment for differences in capitalization rates	9.0% - 10.0%	9.2
Impaired loans- Construction	429	Sales comparison approach	Adjustment for differences between the comparable sales	1.9% - 12.7%	7.0
REO- Commercial real estate	5,513	Sales comparison approach	Adjustment for differences between the comparable sales	(15.2%) - 18.5%	(1.2)
		Income approach	Adjustment for differences in capitalization rates	8.0% - 8.8%	8.4
REO- Construction	2,950	Sales comparison approach	Adjustment for differences between the comparable sales	(39.3%) - 20.8%	(19.2)

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value at March 31, 2013, and December 31, 2012 were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$120,528	$120,528	$115,529	$115,529
Accrued interest on cash and U.S. Treasury bonds	156	156	—	—
Level 2 inputs:
Accrued interest receivable on other investments	1,710	1,710	1,676	1,676
Level 3 inputs:
Loans receivable, net, excluding loans at fair value and leases	389,474	395,809	402,500	412,032
Accrued interest receivable on loans	1,104	1,104	1,100	1,100
FDIC indemnification receivable, net	9,416	9,416	10,846	10,846

Financial liabilities:
Level 1 inputs:
Demand and savings deposits	$661,339	$661,339	$641,646	$641,646
Advances by borrowers for taxes and insurance	868	868	490	490
Level 2 inputs:
Certificates of deposit	193,852	196,596	209,242	212,436
Accrued interest payable	144	144	167	167
Repurchase agreements	4,791	4,794	4,775	4,790

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

Off-Balance Sheet Instruments. Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at March 31, 2013, and December 31, 2012 were insignificant.

Note 7 – FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning balance	$10,846	$23,676
Amounts paid to (received from) the FDIC	260	(636)
FDIC indemnification provision and impairment, net	(2,035)	(4,162)
Increase in estimated losses	345	1,282
Ending balance	$9,416	$20,160

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995

This quarterly report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “believes,” “intends,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

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

•
results of examinations of the Company by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and of our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC") and the Idaho Department of Finance or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings and could increase our deposit premiums;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed from time to time in our filings with the SEC, including our 2012 Form 10-K. Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this annual report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2013 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

As used throughout this report, the terms "we", "our", "us" or the "Company" refer to Home Federal Bancorp, Inc., and its consolidated subsidiary, Home Federal Bank, unless the context otherwise requires.

Background and Overview

Home Federal Bancorp, Inc., is a Maryland corporation that serves as the holding company for Home Federal Bank (the "Bank"). The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "HOME" and is included in the U.S. Russell 2000® Index.

The Bank is a state-chartered, FDIC-insured commercial bank and is a community-oriented financial institution dedicated to serving the financial service needs of businesses and consumers within its market areas. The Bank's primary business is attracting deposits from the general public and using these funds to originate loans. The Bank emphasizes the direct origination of commercial business loans, commercial real estate loans, construction and residential development loans, and consumer loans.

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

On July 30, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire certain assets of LibertyBank, headquartered in Eugene, Oregon (the “LibertyBank Acquisition”). Nearly all of the loans and REO purchased are covered by loss sharing agreements. The FDIC has agreed to reimburse Home Federal Bank for 80% of losses and certain reimbursable expenses on covered assets. The LibertyBank Acquisition has been incorporated prospectively in the Company's financial statements and significantly increased the Company's assets, income and expenses.

Nearly all of the loans and REO purchased in these acquisitions are subject to loss sharing agreements with the FDIC and are referred to herein as “covered loans” or “covered assets.” Loans and REO not subject to loss sharing agreements with the FDIC are referred to as “noncovered loans” or “noncovered assets.”

At March 31, 2013, the Bank primarily operated in three distinct market areas including Boise, Idaho, and surrounding communities, together known as the Treasure Valley region of southwestern Idaho, which we refer to as the Idaho Region. The CFB Acquisition resulted in the Bank's entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson. We refer to this market as the Central Oregon Region. In addition to deepening its presence in Central Oregon, as a result of the LibertyBank Acquisition, the Bank also operates in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. We refer to these markets as our Western Oregon Region. During March 2013, we opened a construction loan production office in Salt Lake City, Utah, which is managed by our Builder Finance Team in Boise. At March 31, 2013, the Bank had 24 full-service branches and three loan production offices located in Portland and Bend, Oregon and Salt Lake City, Utah.

The Company reported net income of $461,000, or $0.03 per diluted share, for the three months ended March 31, 2013, compared to net income of $702,000, or $0.05 per diluted share, for the same period a year ago. The following items summarize key activities of the Company during the quarter ended March 31, 2013:

•
Net interest income before provision for loan losses decreased $1.0 million compared to the linked quarter ended December 31, 2012, and decreased $2.3 million compared to the year-ago period, due to a decline in the yield on purchased loans during the quarter ended March 31, 2013, and a lower average balance of loans;

•	A reverse provision for loan losses of $(227,000) was recorded during the quarter ended March 31, 2013, of which $(225,000) was for noncovered loans.

•
Noninterest income during the quarter ended March 31, 2013, included impairment of the FDIC indemnification asset of $2.0 million, which was a result of a reduction in estimated future losses on covered loans. The impairment of the FDIC indemnification asset was $2.8 million in the linked quarter and $3.3 million in the year-ago quarter;

•
Noninterest expense decreased by $863,000 during the quarter ended March 31, 2013, compared to the year-ago quarter, and decreased $865,000 compared to the linked quarter, with expense reductions occurring in nearly all categories of noninterest expense;

•	As previously announced, the Bank closed four branches in Oregon on February 28, 2013;

•	The Bank opened a construction loan production office in Salt Lake City, Utah in March 2013;

•	Total assets increased $2.2 million during the quarter ended March 31, 2013, compared to December 31, 2012, but decreased $57.0 million since March 31, 2012;

•
Noncovered nonperforming assets declined $495,000 to $13.4 million at March 31, 2013, compared to December 31, 2012. Total nonperforming assets decreased $866,000 during the quarter to $23.9 million at March 31, 2013, compared to December 31, 2012; and

•	The Company declared and paid its regular quarterly dividend of $0.06 per share. The total cash paid on dividends was $827,000 during the quarter.

Critical Accounting Estimates and Related Accounting Policies

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements, and thus actual results could differ from the amounts reported and disclosed herein. Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's consolidated financial statements. These policies relate to the determination of the allowance for loan losses (including the evaluation of impaired loans and the associated provision for loan losses), accounting for acquired loans and covered assets, the valuation of real estate owned, as well as deferred income taxes and the associated income tax expense.

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

The allowance for loan losses on noncovered originated loans consists of specific reserves allocated to individually reviewed loans and general reserves on all other noncovered originated loans. A general allowance for loan losses is recorded on loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30. Loans purchased in the CFB Acquisition that are accounted for under ASC 310-30 are partially charged down to the estimated net recoverable value if estimated losses exceed the fair value discount established on the acquisition date. Lastly, an allowance for loans purchased in the LibertyBank Acquisition is established if the net present value of estimated cash flows expected to be received for loans in an acquired loan pool become impaired.

The Company also estimates a reserve related to unfunded loan commitments. In assessing the adequacy of the reserve, the Company uses a similar approach used in the development of the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities on the Consolidated Balance Sheets. The provision for unfunded commitments is charged to noninterest expense.

Acquired Loans. Loans acquired in the CFB Acquisition were valued as of the acquisition date in accordance with SFAS No. 141, Business Combinations. At the time of the CFB Acquisition, the Company applied SFAS No. 141, which was superseded by SFAS No. 141(R). The Company was not permitted to adopt SFAS No. 141(R) prior to its effective date, which was October 1, 2009, due to the Company’s September fiscal year end at that time. ASC Topic 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans purchased in the CFB Acquisition that were accounted for under ASC 310-30, management determined the value of the loan portfolio based on work provided by an appraiser. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. Management also estimated the amount of credit losses that were expected to be realized for the loan portfolio primarily by estimating the liquidation value of collateral securing loans on non-accrual status or classified as substandard or doubtful. At March 31, 2013, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of the underlying collateral. Loans purchased in the CFB Acquisition accounted for under ASC 310-30 were not aggregated into pools and are accounted for on a loan-by-loan basis. An allowance for loan losses was established for loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2013 AND DECEMBER 31, 2012

Total assets increased $2.2 million, or 0.2%, to $1.1 billion at March 31, 2013, from December 31, 2012. Total liabilities increased $3.3 million, or 0.4%, to $872.1 million. Assets were relatively unchanged despite a $13.6 million decrease in net loans receivable as investments increased $13.3 million during the three months ended March 31, 2013.

Assets. The increases and decreases in total assets were primarily concentrated in the following asset categories (dollars in thousands):

	March 31, 2013	December 31, 2012	Increase/(Decrease)
			Amount	Percent
Cash and amounts due from depository institutions	$120,528	$115,529	$4,999	4.3%
Investments available-for-sale, at fair value	433,822	420,505	13,317	3.2
Loans receivable, net of allowance for loan losses	396,232	409,846	(13,614)	(3.3)

Cash and Amounts Due From Depository Institutions. The $5.0 million increase in cash and equivalents to $120.5 million at March 31, 2013 from $115.5 million at December 31, 2012, was due to growth in deposits and proceeds received from loan payments, partially offset by the purchase of investments and payments on maturing certificates of deposit that were not renewed, reflecting our strategy of allowing higher cost certificates of deposit to decline. We anticipate, subject to market conditions, that we will maintain higher than average liquidity due to the potential of rising interest rates and to provide flexibility for acquisitions and repurchases of common stock.

Since 2008, we have placed excess cash balances with the Federal Reserve of San Francisco ("Federal Reserve Bank") in order to reduce credit risk exposure to other financial institutions. Balances on deposit at the Federal Reserve Bank totaled $112.3 million and $105.0 million at March 31, 2013, and December 31, 2012, respectively. Currently, balances on deposit with the Federal Reserve Bank that are in excess of our required reserve balances earn interest at a rate that approximates the federal funds rate. In 2009, in response to the national banking crisis, the Federal Reserve Board amended Regulation D, which established excess balance accounts. Previously, excess balances on deposit with the Federal Reserve Bank did not earn interest. The excess balance accounts are intended to be temporary accounts to assist financial institutions during the economic crisis. We consider excess reserve balances at the Federal Reserve Bank to be the more attractive alternative to other short-term investments due to low credit risk and comparatively higher yield to investments with less than one year to maturity. While the Federal Reserve Board has not set a date for expiration of these accounts, we could experience a decline in interest income once the Federal Reserve Bank discontinues interest payments on excess balances. If these accounts expire, we may place excess cash in interest-bearing deposits with other financial institutions that do not have a guarantee from the U.S. Government, or we may purchase additional investments.

Investments. Investments increased $13.3 million, or 3.2% to $433.8 million at March 31, 2013 from $420.5 million at December 31, 2012. Our purchases of investments in 2012, and going forward into 2013, have focused on high-quality investments with an average duration of approximately 2.5 to 3.5 years. We have given preference to medium-term securities in anticipation of rising interest rates in the next 18 to 24 months. Additionally, we believe our strategy mitigates price sensitivity to protect capital if we need to sell significant amounts of securities in the future to increase liquidity. We estimate the effective duration of our investment portfolio to be 3.9 years at March 31, 2013, compared to 3.0 years at December 31, 2012. The increase in the estimated effective duration was due to the purchase of long-term U.S. Treasury bonds. These bonds were subsequently sold in April 2013.

Most of the Company’s mortgage-backed securities were issued by U.S. Government-sponsored enterprises such as Fannie Mae, Freddie Mac and Ginnie Mae. While the U.S. Government has affirmed its support for government-sponsored enterprises and the mortgage-backed securities they issued, significant deterioration in their financial strength may have a material effect on the valuation and performance of the Company’s mortgage-backed securities portfolio in future periods. At March 31, 2013, we held one private label security with a fair value of $276,000 which carried a Moody’s rating of Ba3. Management has reviewed the delinquency status, credit support and collateral coverage of the loans pooled in this security and has concluded it was not other-than-temporarily impaired at March 31, 2013.

Loans and Leases. Loans and leases receivable, net, decreased $13.6 million to $396.2 million at March 31, 2013, from $409.8 million at December 31, 2012, as our commercial business and one-to-four family residential loan portfolios continue to decline. One-to-four family residential loans declined $6.0 million, or 6.8% between December 31, 2012 and March 31, 2013. The reduction of one-to-four family residential loans was consistent with our strategy to reduce the portfolio’s concentration in those loans in favor of increasing the mix of commercial and commercial real estate loans in order to improve interest rate sensitivity and net interest margin.

Real estate construction loans decreased $1.5 million, or 4.0%, between December 31, 2012 and March 31, 2013. One-to-four family residential construction increased $3.6 million and multifamily residential construction increased $524,000 however, these increases were more than offset by a decrease of $5.6 million in commercial and land development construction loans. Construction of single family residences increased in 2012, particularly in our Idaho Region. We opened a construction loan production office in Portland, Oregon, in 2012 and another construction loan production office in Salt Lake City in March 2013.

Home equity loans declined $1.3 million to $40.5 million at March 31, 2013 from December 31, 2012 as consumer spending continues to improve, but households did not borrow to fund expenditures. Additionally, while home values began to rise again in 2012, we believe many homeowners still have negative equity, or insufficient equity, in their homes which has contributed to their reluctance to incur additional borrowings. Commercial business loans declined $3.3 million or 11.4% to $25.9 million at March 31, 2013 from $29.2 million at December 31, 2012 as that portfolio continues to experience substantial repayments.

Allowance for Loan Losses. The allowance for loan losses was $12.6 million at March 31, 2013, compared to $12.5 million at December 31, 2012. The allowance for loan losses on the noncovered loan portfolio was 2.57% of noncovered loans at March 31, 2013, with only $751,000 of the $8.4 million allowance for losses on noncovered loans specifically allocated to impaired noncovered loans.

Loans delinquent 30 to 89 days and still accruing interest totaled $1.5 million at March 31, 2013, compared to $809,000 at December 31, 2012. Nonperforming assets, which include nonaccrual loans and REO, totaled $23.9 million at March 31, 2013, compared to $24.8 million at December 31, 2012. Nonperforming noncovered loans totaled $9.1 million at March 31, 2013, compared to $9.6 million at December 31, 2012. Total nonperforming loans declined $544,000 from December 31, 2012 to March 31, 2013.

Noncovered loans had net recoveries of $26,000 during the three months ended March 31, 2013, while net recoveries on covered loans totaled $246,000 during the same period. Due in part to the net recoveries, we recognized a reverse provision of $225,000 on noncovered loans and a $2,000 net reverse provision on covered loans, which was comprised of a reverse provision of $297,000 on loans in our CFB Acquisition, which was mostly offset by provision of $295,000 on pooled loans from our LibertyBank Acquisition.

FDIC Indemnification Asset. As part of the purchase and assumption agreements for the acquisitions, we entered into loss sharing agreements with the FDIC. These agreements cover realized losses and certain related expenses on covered assets purchased from the FDIC in the CFB Acquisition and the LibertyBank Acquisition. The decrease in the FDIC indemnification receivable to $9.4 million at March 31, 2013 compared to $10.8 million at December 31, 2012, was due to the net reduction in estimated future losses on covered assets, which caused impairment charges of $2.0 million during the three months ended March 31, 2013. The impairment in the FDIC indemnification asset recognizes the decreased amount that the Company expects to collect from the FDIC under the terms of its loss sharing agreements due to lower expected losses on covered assets recognized in noninterest income.

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

Real Estate and Other Repossessed Assets. REO declined $322,000 to $10.1 million at March 31, 2013 from $10.4 million at December 31, 2012 due to the sale of foreclosed assets during that period, partially offset by reclassifying one of our closed branches into REO during the quarter ended March 31, 2013 at a value of $609,000. Covered REO totaled $5.8 million at March 31, 2013, compared to $6.1 million at December 31, 2012. Noncovered REO totaled $4.3 million at both March 31, 2013 and December 31, 2012.

Deposits. Deposits increased $4.3 million, or 0.5%, to $855.2 million at March 31, 2013, from $850.9 million at December 31, 2012 primarily due to an increase in core deposits (defined as demand, money market and saving accounts), partially offset by the managed reduction of higher-rate certificates of deposit. The following table details the changes in total deposit accounts (dollars in thousands):

	March 31, 2013	December 31, 2012	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing demand	$158,231	$142,207	$16,024	11.3%
Interest-bearing demand	249,338	248,836	502	0.2
Money market	166,335	167,202	(867)	(0.5)
Savings	87,435	83,401	4,034	4.8
Certificates of deposit	193,852	209,242	(15,390)	(7.4)
Total deposit accounts	$855,191	$850,888	$4,303	0.5%

Since market interest rates remain very low and loan production remained relatively weak during the year ended December 31, 2012, we reduced our deposit rates to continue to reduce certificates of deposit and our cost of funds. As a result, certificates of deposit declined $15.4 million since December 31, 2012 to $193.9 million at March 31, 2013. Core deposit balances increased $19.7 million during the three months ended March 31, 2013. Average core deposits were $647.3 million and $642.4 million during the quarters ended March 31, 2013, and December 31, 2012, respectively. Core deposits comprised 77.3% of the deposit portfolio at March 31, 2013, compared to 75.4% at December 31, 2012.

Equity. Stockholders’ equity decreased $1.1 million to $178.7 million at March 31, 2013, from $179.8 million at December 31, 2012. The primary reason for the decrease was a $1.3 million decline in other comprehensive income, which includes the unrealized gain on our available-for-sale securities, net of taxes. This decline was partially offset by net income of $461,000 during the quarter and share-based compensation of $346,000. Additionally, during the three months ended March 31, 2013, we paid $827,000 in dividends to shareholders.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

General. Net income for the three months ended March 31, 2013, was $461,000, or $0.03 per diluted share, compared to a net income of $702,000, or $0.05 per diluted share, for the same period in 2012. Net interest margin decreased substantially to 4.16% during the quarter ended March 31, 2013, from 4.92% during the quarter ended March 31, 2012. Similarly, the Company's yield on earning assets decreased to 4.50% in the quarter ended March 31, 2013, from 5.36% during the quarter ended March 31, 2012.

Net Interest Income. Net interest income decreased $2.3 million, or 18.7%, to $10.1 million for the three months ended March 31, 2013, from $12.4 million for the three months ended March 31, 2012. The decrease in net interest income was primarily attributable to a decline in average loan balances, as well as a $2.6 million decline in accretable yield recognized in interest income on purchased loans as compared to the three months ended March 31, 2012.

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

	Three Months Ended March 31, 2013 Compared to March 31, 2012
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$(2,099)	$(880)	$(2,979)
Investment securities, available-for-sale	(75)	446	371
Interest-bearing deposits in other banks	35	(51)	(16)
Total net change in income on interest-earning assets	$(2,139)	$(485)	(2,624)
Interest-bearing liabilities:
Savings deposits	$(62)	$52	(10)
Interest-bearing demand deposits	(129)	110	(19)
Money market accounts	(415)	354	(61)
Certificates of deposit	(184)	(32)	(216)
Total deposits	(790)	484	(306)
Borrowed funds	(1)	(4)	(5)
Total net change in expense on interest-bearing liabilities	$(791)	$480	(311)
Total increase in net interest income			$(2,313)

Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 2013, decreased $2.6 million, or 19.5%, to $10.9 million, from $13.5 million for the same period in 2012. The decrease during the period was primarily attributable to a decrease in the balance of loans purchased in the acquisitions. Average interest-earning assets decreased $39.8 million to $966.3 million during the three months ended March 31, 2013 from $1.0 billion during the three months ended March 31, 2012 primarily due to the decline in the loan portfolio and lower average cash deposits held in other banks. This decline in average interest-earning assets was compounded by a decrease in the yield on earning assets to 4.50% during the first quarter of 2013 as compared to 5.36% during the same period in 2012.

Net interest margin is significantly enhanced by accretable income on purchased loans from the acquisitions. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter the Company analyzes the cash flow assumptions on loan pools purchased in the LibertyBank Acquisition and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. During the three months ended March 31, 2013, the Company experienced prepayments on pooled loans, which resulted in accretion gains.

The Company’s net interest income and net interest margin continue to be reduced by an unfavorable interest-earning asset mix that is weighted heavily toward cash and investments (56.9% of interest earning assets during the three months ended March 31, 2013). This excess liquidity is primarily the result of the cash received in the LibertyBank Acquisition. It continues to adversely affect our asset yields as the weak lending and investing environment has limited our opportunities to invest this excess liquidity in higher yielding assets. While we expect accretable yield will continue to be a significant component of loan income over the next several quarters, we believe the underlying net interest margin will continue to perform below optimal levels due to the unfavorable asset mix. Additionally, as the acquired loan pools decline in balance, the impact of accretable yield is diminished. As a result, the Company expects net interest margin to decline in 2013 as accretable yield declines compared to previous years. The following table compares average earning asset balances, associated yields, and resulting changes in interest and dividend income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,				Increase/ (Decrease) in Interest and Dividend Income
	2013		2012
	Average Balance	Yield	Average Balance	Yield
Loans receivable, net of deferred fees	$416,936	7.90%	$454,880	9.86%	$(2,979)
Investment securities, available-for-sale	429,852	2.40	409,125	2.15	371
Interest-bearing deposits in other banks	102,104	0.21	124,335	0.23	(16)
FHLB stock	17,377	—	17,717	—	—
Total interest-earning assets	$966,269	4.50%	$1,006,057	5.36%	$(2,624)

Interest Expense. Interest expense decreased $311,000, or 27.7% to $812,000 for the three months ended March 31, 2013, compared to $1.1 million for the three months ended March 31, 2012. Average interest-bearing liabilities decreased $69.3 million between these periods to $706.6 million, and our cost of funds decreased to 0.46% for the three months ended March 31, 2013, compared to 0.58% for the same period in 2012.

The decline in average deposits during the three months ended March 31, 2013, compared to the same period in 2012, was due to maturities of certificates of deposit, primarily in the LibertyBank Acquisition deposit portfolio. Due to the significant amount of cash we received in the LibertyBank Acquisition, the current low interest rate environment, and weak loan demand from creditworthy borrowers, the need for additional funding through certificates has been muted; therefore, we reduced our rates on deposits throughout 2012, which caused balances of certificates of deposit to decline and our cost of funds to decrease.

The following table details average balances, cost of funds and the change in interest expense for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,				Decrease in Interest Expense
	2013		2012
	Average Balance	Rate	Average Balance	Rate
Savings deposits	$85,357	0.05%	$80,277	0.10%	$(10)
Interest-bearing demand deposits	247,804	0.16	247,759	0.19	(19)
Money market deposits	166,402	0.14	180,286	0.27	(61)
Certificates of deposit	202,221	1.24	262,774	1.28	(216)
Borrowed funds	4,777	1.34	4,784	1.76	(5)
Total interest-bearing liabilities	$706,561	0.46%	$775,880	0.58%	$(311)

Approximately $102.1 million of certificates of deposit are scheduled to mature within the next twelve months.

Provision for Loan Losses. A net reverse provision for loan losses of $(227,000) was recorded in connection with our analysis of losses in the loan portfolio for the three months ended March 31, 2013, compared to a net reverse provision for loan losses of $(783,000) for the same period in 2012. The current period net reverse provision included a $(225,000) provision on noncovered loans and a $(2,000) net reverse provision on covered loans. The estimated indemnifiable portion for a negative provision for loan losses on covered loans is recorded as a decrease to the FDIC indemnification asset and a decrease in noninterest income, which totaled $41,000 for the three months ended March 31, 2013. The same offset to the provision for loan losses during the three months ended March 31, 2012 was $819,000, which was also recorded as a reduction of noninterest income.

We consider the allowance for loans losses at March 31, 2013, to be our best estimate of probable incurred losses inherent in the loan portfolio as of that date based on the assessment of the above-mentioned factors affecting the loan portfolio. While we believe the estimates and assumptions used in the determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $1.6 million, to $498,000 for the three months ended March 31, 2013 from $(1.1) million for the three months ended March 31, 2012. The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	Amount	Percent
Service charges and fees	$1,983	$2,107	$(124)	(5.9)%
Gain on sale of securities	254	535	(281)	(52.5)
Increase in cash surrender value of life insurance	116	120	(4)	(3.3)
FDIC indemnification provision	(41)	(819)	778	95.0
Impairment of FDIC indemnification asset	(1,994)	(3,343)	1,349	40.4
Other	180	293	(113)	(38.6)
Total noninterest income	$498	$(1,107)	$1,605	145.0%

Service charges and fees decreased $124,000 to $2.0 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012 due to lower overdraft fees and income from debit card interchange activity. The continued decline in overdraft fees was due to fewer “free checking” accounts which reduced the number of customers that typically incur overdraft fees. Subsequent guidance from bank regulatory agencies and the Company's risk management practices have caused further reductions in overdraft fees as fewer clients qualify for participation in our extended overdraft program, which further exacerbated the decline in fee income.

Noninterest income also includes pre-tax gains on sales of investments of $254,000 during the three months ended March 31, 2013, compared to $535,000 for the three months ended March 31, 2012, and a net gain on the sale of REO and fixed assets of $111,000 for the three months ended March 31, 2013, compared to a gain of $220,000 on the sale of REO and fixed assets in the quarter ended March 31, 2012.

The FDIC indemnification (provision) recovery represents the amount expected from the FDIC under loss sharing agreements due to incremental provisions for loan losses in the current period or the impairment (reduction) in the expected amounts to be recovered from the FDIC due to a negative provision in the current period. Impairment of the FDIC indemnification asset generally relates to the reduction in the amounts estimated to be received from the FDIC on pooled loans as a result of decreases in estimated losses on covered loans. During the three months ended March 31, 2013, impairment of the FDIC indemnification asset of totaled $2.0 million compared to $3.3 million for the three months ended March 31, 2012. While reductions in estimated losses may cause impairment of the FDIC indemnification asset, interest income on loans generally is increased due to transfers from nonaccretable difference to accretable yield as expected cash flows are higher than previously estimated. However, the Company amortizes the impairment of the FDIC indemnification asset over the period that covered assets are subject to the loss sharing agreements with the FDIC while accretable yield is recorded over the estimated life of the loan. Therefore, a mismatch in timing between the recognition of accretable yield and impairment of the FDIC indemnification asset could negatively affect the Company's results of operations.

Noninterest Expense. Noninterest expense decreased $863,000, or 7.9%, to $10.1 million for the three months ended March 31, 2013, compared to $11.0 million during the three months ended March 31, 2012, as we experienced declines in each category of noninterest expense. The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Three Months Ended March 31,		Decrease
	2013	2012	Amount	Percent
Compensation and benefits	$6,010	$6,137	$(127)	(2.1)%
Occupancy and equipment	1,420	1,563	(143)	(9.1)
Data processing	928	1,005	(77)	(7.7)
Advertising	123	154	(31)	(20.1)
Postage and supplies	206	306	(100)	(32.7)
Professional services	524	639	(115)	(18.0)
Insurance and taxes	351	521	(170)	(32.6)
Amortization of intangibles	124	152	(28)	(18.4)
Provision for REO	95	107	(12)	(11.2)
Other	316	376	(60)	(16.0)
Total noninterest expense	$10,097	$10,960	$(863)	(7.9)%

Compensation and benefits decreased $127,000 or 2.1% to $6.0 million for the three months ended March 31, 2013 from $6.1 million for the three months ended March 31, 2012 due to branch closings in February 2013 and the consolidation of operations that occurred during 2012. These branch closures also reduced occupancy and equipment expense by $143,000 in 2013 compared to the year-ago period.

All other categories of expenses were $593,000 in the aggregate lower during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Insurance and taxes declined by $170,000 compared to the same quarter last year primarily as a result of a lower REO balance and reductions in our deposit insurance premiums. Provision for declines in the value of REO totaled $95,000 during the three months ended March 31, 2013, compared to $107,000 for the same period in 2012.

Income Tax Provision. The income tax provision from continuing operations during the three months ended March 31, 2013 was $222,000 based on pre-tax income from operations of $683,000, which equates to an effective rate of 32.50%. This compares to an income tax provision from continuing operations of $382,000 based on pre-tax income of $1.1 million for the three months ended March 31, 2012.

Liquidity, Commitments and Capital Resources

Liquidity. Liquidity management is both a daily and long-term function of business management. On a monthly basis, we review and update cash flow projections to ensure that adequate liquidity is maintained. Excess liquidity is generally invested in short-term investments such as overnight deposits or excess balances at the Federal Reserve Bank. On a longer-term basis, we maintain a strategy of originating loans and purchasing investments.

Our primary sources of funds are client deposits, loan repayments, maturing investments and advances from the Federal Home Loan Bank of Seattle. These funds, together with retained earnings and equity, are used to originate or purchase loans, purchase investments and other assets, and fund continuing operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of investments. While maturities and the scheduled amortization of loans and investments are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition. Alternatively, we may sell assets to meet our funding needs.

We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices, or in a reasonable time frame, to meet our normal or unanticipated obligations. We regularly monitor the mix of our assets and our liabilities to effectively manage our liquidity and funding requirements.

We believe that our current liquidity position is sufficient to fund existing commitments. We currently maintain cash flow and liquidity above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows, as we continue to seek acquisition opportunities and need to ensure adequate liquidity to support the integration of the acquired balance sheet.

Balances on deposit with the Federal Reserve Bank that are in excess of our required reserve balances earn interest at a rate that approximates the federal funds rate. As noted earlier, we could experience a decline in interest income once the Federal Reserve Bank discontinues interest payments on excess balances. If these accounts expire, we may place excess cash in interest-bearing deposits with other financial institutions that do not have a guarantee from the U.S. Government, or we may purchase additional investments.

Certificates of deposit scheduled to mature in one year or less at March 31, 2013, totaled $102.1 million, which represented 52.7% of our certificates in our deposit portfolio at March 31, 2013. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Historically, the Bank has been able to retain a significant amount of deposits as they mature. However, recent deterioration in credit quality and capital levels at many of our competitors have limited their sources of wholesale funding, which has resulted in a highly price-competitive market for retail certificates of deposit. These rates currently exceed alternative costs of borrowings and are high compared to historical spreads to U.S. Treasury note rates. Additionally, since loan demand has slowed and to reduce our cost of funds, we have been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in expected deposit runoff as customers are moving their maturing balances to deposits at competitors at a higher pace than the Bank has historically experienced. Nonetheless, we believe the Company has adequate resources to fund loan and other commitments through growth in core deposits, FHLB advances, loan repayments and maturing investment securities.

We are approved at the Discount Window of the Federal Reserve Bank of San Francisco and could use that facility as a funding source to meet commitments and for liquidity purposes. The Bank also holds a $25.0 million line of credit with a third-party bank. There were no funds drawn on this line of credit at March 31, 2013.

We also had the ability at March 31, 2013 to borrow $91.2 million from the Federal Home Loan Bank of Seattle. We had no borrowed funds on this line at March 31, 2013; however, we are dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands. However, our mortgage-backed securities are marketable and could be sold to obtain cash to meet liquidity demands should our access to FHLB funding be impaired.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2013 (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Fixed rate	$8,218
Adjustable rate	30,189
Undisbursed balance of loans	17,530
Unused lines of credit	68,726
Commercial letters of credit	35
Total	$124,698

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Company's consolidated capital ratios at March 31, 2013, were as follows: Tier 1 capital 15.41%; Tier 1 (core) risk-based capital 37.96%; and total risk-based capital 39.23%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. The Bank's regulatory capital ratios at March 31, 2013, were as follows: Tier 1 capital 13.52%; Tier 1 (core) risk-based capital 33.02%; and total risk-based capital 34.29%. As of March 31, 2013, the Bank also exceeded all regulatory capital requirements.

Cyber Risks

As a financial institution that serves over 100,000 clients through 24 branches, the Internet and other distribution channels, we depend on our ability, and the abilities of several third party vendors, to process, record and monitor a large number of customer transactions on a continuous basis. As our customer base and locations have expanded through acquisition and organic growth, and as customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure have been, and must continue to be, safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's Board of Directors has established an asset and liability management policy to guide management in maximizing net interest spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability. The Asset/Liability Management Committee, consisting of certain members of senior management, communicate, coordinate and manage asset/liability positions consistent with the business plan and Board-approved policies, as well as to price savings and lending products, and to develop new products.

One of the Bank's primary financial objectives is to generate ongoing profitability. The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. The rates the Company earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. The Bank's loans generally have longer maturities than its deposits. Accordingly, the Company's results of operations, like those of other financial institutions, are affected by changes in interest rates and the interest rate sensitivity of assets and liabilities. The Bank measures its interest rate sensitivity on a quarterly basis using an internal model.

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

▪
Reduced our reliance on higher-rate certificates of deposit and FHLB borrowings by focusing on core deposit growth, including checking and savings accounts, that are less-sensitive to interest rate changes and have longer average lives than certificates of deposit.

At March 31, 2013, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company's 2012 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing, ongoing operational changes and the integration of the application systems of acquired businesses. These controls also relate to the accounting and reporting for acquired loans, which is highly subjective and requires significant estimation of future events. The Company also continued to implement control enhancements to remediate findings and deficiencies identified by its internal auditor and independent registered public accounting firm.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of the Company's 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any common stock during the quarter ended March 31, 2013.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction (1)
2.2	Purchase and Assumption Agreement for LibertyBank Transaction (9)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (10)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams (8)
10.2	Amended Severance Agreement with Eric S. Nadeau (8)
10.3	Amended Severance Agreement with R. Shane Correa (8)
10.4	Amended Severance Agreement with Cindy L. Bateman (8)
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (3)
10.6	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.8
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (2)

10.9	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (2)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Len E. Williams (8)
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Eric S. Nadeau (8)
10.12	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with R. Shane Correa (11)
10.13	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (4)
10.14	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (4)
10.15	Director Retirement Plan entered into by Home Federal Bank with each of its Independent Directors (5)
10.16	Transition Agreement with Daniel L. Stevens (6)
10.17	2008 Equity Incentive Plan (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Stockholders’ Equity; (4) Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements.* (12)

*	Filed herewith

†	Copies of these exhibits are available upon written request to Eric S. Nadeau, Secretary, Home Federal Bancorp, Inc., 500 12th Avenue South, Nampa, Idaho 83651.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2009

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-146289) dated September 25, 2007

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2005

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2010

(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form 8-K dated April 2, 2012

(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2011

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

Date: May 9, 2013            /s/ Len E. Williams
                    Len E. Williams
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013            /s/ Eric S. Nadeau
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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.