Form 10-Q
period 2013-06-30
Home Federal Bancorp, Inc.
filed 2013-08-08
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value per share, 14,490,376 shares outstanding as of July 31, 2013.

HOME FEDERAL BANCORP, INC.
FORM 10-Q

Item 1. Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY	June 30,	December 31,
CONSOLIDATED BALANCE SHEETS	2013	2012
(In thousands, except share data) (unaudited)
ASSETS
Cash and cash equivalents	$76,116	$115,529
Investments available-for-sale, at fair value	440,886	420,505
FHLB stock, at cost	17,086	17,401
Loans receivable, net of allowance for loan losses of $11,099 and $12,528	388,847	409,846
Accrued interest receivable	2,870	2,776
Property and equipment, net	27,112	29,057
Bank owned life insurance (“BOLI”)	16,172	15,938
Real estate owned and other repossessed assets (“REO”)	8,822	10,386
FDIC indemnification receivable, net	7,359	10,846
Core deposit intangible	2,281	2,523
Deferred tax assets, net	16,618	9,022
Other assets	3,579	4,791
TOTAL ASSETS	$1,007,748	$1,048,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$154,023	$142,207
Interest-bearing demand	246,284	248,836
Money market	151,925	167,202
Savings	85,801	83,401
Certificates	186,035	209,242
Total deposit accounts	824,068	850,888

Advances by borrowers for taxes and insurance	734	490
Accrued interest payable	136	167
Deferred compensation	6,332	6,149
Repurchase agreements	612	4,775
Other liabilities	5,513	6,366
Total liabilities	837,395	868,835

STOCKHOLDERS’ EQUITY
Serial preferred stock, $0.01 par value; 10,000,000 authorized; issued and outstanding: none	—	—
Common stock, $0.01 par value; 90,000,000 authorized; issued and outstanding:	145	145
Jun. 30, 2013 - 17,514,997 issued; 14,490,376 outstanding
Dec. 31, 2012 - 17,512,997 issued; 14,453,399 outstanding
Additional paid-in capital	132,622	131,934
Retained earnings	45,719	46,337
Unearned shares issued to employee stock ownership plan (“ESOP”)	(6,444)	(6,823)
Accumulated other comprehensive income (loss)	(1,689)	8,192
Total stockholders’ equity	170,353	179,785
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,007,748	$1,048,620

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans	$8,751	$9,033	$16,989	$20,250
Investments	2,605	2,209	5,180	4,413
Other interest income	62	71	116	141
Total interest income	11,418	11,313	22,285	24,804
Interest expense:
Deposits	750	991	1,546	2,093
Repurchase agreements	3	16	19	37
Total interest expense	753	1,007	1,565	2,130
Net interest income	10,665	10,306	20,720	22,674
Provision for loan losses	(356)	(434)	(583)	(1,217)
Net interest income after provision for loan losses	11,021	10,740	21,303	23,891
Noninterest income:
Service charges and fees	2,131	2,274	4,114	4,381
Gain on sale of investments ($231 and $485 of gains during the three and six months ended June 30, 2013, respectively, are comprised of accumulated other comprehensive income reclassifications)	231	603	485	1,138
Increase in cash surrender value of BOLI	118	122	234	242
FDIC indemnification provision	(6)	(411)	(47)	(1,230)
Impairment of FDIC indemnification asset, net	(2,322)	(1,705)	(4,316)	(5,048)
Other income	80	253	260	546
Total noninterest income	232	1,136	730	29
Noninterest expense:
Compensation and benefits	5,659	6,175	11,669	12,312
Occupancy and equipment	1,374	1,514	2,794	3,077
Data processing	935	942	1,863	1,947
Advertising	166	223	289	377
Postage and supplies	215	247	421	553
Professional services	595	630	1,119	1,269
Insurance and taxes	453	561	804	1,082
Amortization of intangibles	118	144	242	296
Provision for REO	548	291	643	398
Other expenses	334	379	650	755
Total noninterest expense	10,397	11,106	20,494	22,066
Income before income taxes	856	770	1,539	1,854
Income tax provision	281	211	503	593
Net income	$575	$559	$1,036	$1,261

Earnings per common share:
Basic	$0.04	$0.04	$0.07	$0.09
Diluted	0.04	0.04	0.07	0.09
Weighted average number of shares outstanding:
Basic	13,697,281	14,638,663	13,673,036	14,705,256
Diluted	13,763,806	14,638,663	13,738,501	14,705,256

Dividends declared per share:	$0.06	$0.055	$0.12	$0.11

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Comprehensive income (loss):
Net income	$575	$559	$1,036	$1,261
Other comprehensive income (loss):
Change in unrealized holding gain on securities available-for-sale, net of taxes of $(5,372), $1,013, $(6,115) and $1,406, respectively	(8,420)	1,587	(9,585)	2,203
Adjustment for realized gains, net of taxes of $(90), $(236), $(189) and $(445), respectively	(141)	(368)	(296)	(695)
Other comprehensive income (loss)	(8,561)	1,219	(9,881)	1,508
Comprehensive income (loss)	$(7,986)	$1,778	$(8,845)	$2,769

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data) (unaudited)			Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to ESOP	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2012	14,453,399	$145	$131,934	$46,337	$(6,823)	$8,192	$179,785
Restricted stock issued, net of forfeitures	40,857	—					—
Repurchased restricted stock to pay taxes	(5,880)		(73)				(73)
ESOP shares committed to be released			100		379		479
Exercise of stock options	2,000		24				24
Share-based compensation			639				639
Dividends paid ($0.12 per share)				(1,654)			(1,654)
Tax adjustments for equity comp. plans			(2)				(2)
Net income				1,036			1,036
Other comprehensive loss						(9,881)	(9,881)
Balance at June 30, 2013	14,490,376	$145	$132,622	$45,719	$(6,444)	$(1,689)	$170,353

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,036	$1,261
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	1,423	1,539
Amortization of core deposit intangible	242	296
Impairment of FDIC indemnification receivable	4,316	5,048
Net amortization of premiums and discounts on investments	1,395	2,765
Gain on sale of investments available-for-sale (“AFS”)	(485)	(1,138)
Gain on sale of fixed assets and repossessed assets	(100)	(372)
ESOP shares committed to be released	479	389
Share based compensation expense	639	473
Provision for loan losses	(583)	(1,217)
Valuation allowance on real estate and other property owned	643	398
Accrued deferred compensation expense, net	183	124
Net deferred loan fees	96	(936)
Deferred income tax provision	(1,292)	(3,222)
Net increase in cash surrender value of BOLI	(234)	(242)
Change in assets and liabilities:
Interest receivable	(94)	(110)
Other assets	866	(2,213)
Interest payable	(30)	(41)
Other liabilities	(924)	(1,809)
Net cash provided from operating activities	7,576	993
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments, maturities and calls of investments AFS	54,187	47,109
Proceeds from sales of investments AFS	19,460	56,110
Purchase of investments AFS	(111,124)	(145,524)
Proceeds from redemption of FHLB stock	315	—
Reimbursement (repayment) of loan losses under loss share agreement	(155)	442
Net decrease in loans	19,994	13,287
Proceeds from sales of fixed assets and repossessed assets	2,890	10,739
Purchases of fixed assets	(114)	(473)
Net cash used by investing activities	(14,547)	(18,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(26,820)	(38,334)
Net increase in advances by borrowers for taxes and insurance	244	487
Net decrease in investments sold under obligation to repurchase	(4,163)	(172)
Repurchased restricted stock to pay taxes	(73)	(38)
Proceeds from exercise of stock options	24	—
Repurchases of common stock	—	(4,106)
Dividends paid	(1,654)	(1,620)
Net cash used by financing activities	(32,442)	(43,783)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,413)	(61,100)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,529	144,293
CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,116	$83,193

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (unaudited)	Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,596	$2,171
Income taxes	765	7,064

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$1,562	$7,917
Fair value adjustment to securities AFS, net of taxes	(9,881)	1,508
Transfer of fixed assets into REO	609	—

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

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for future periods.

On July 30, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and acquire certain assets of LibertyBank, headquartered in Eugene, Oregon (“LibertyBank Acquisition”). In August 2009, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and certain assets of Community First Bank, headquartered in Prineville, Oregon ( “CFB Acquisition”). All of the loans purchased in the CFB Acquisition and the majority of loans and leases purchased in the LibertyBank Acquisition are included under the loss sharing agreements with the FDIC and are referred to as “covered loans.” Real estate owned and repossessed assets (“REO”) acquired in the CFB Acquisition and the LibertyBank Acquisition that are also included in the loss sharing agreements are referred to as “covered REO.” The covered loans and covered REO are collectively referred to as “covered assets.” Loans and foreclosed and repossessed assets not subject to loss sharing agreements with the FDIC are referred to as “noncovered loans” or “noncovered assets.”

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

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 addresses the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. The adoption of this ASU was effective for fiscal years and interim periods beginning on or after December 15, 2012. This ASU did not have a significant impact on the Company’s Consolidated Financial Statements as the Company accounted for its indemnification asset in a manner consistent with this ASU.

In June 2013, the FASB issued ASU 2013-08, Financial Services - Investment Companies (Topic 946) - Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 sets forth the characteristics of investment companies and a new approach for determining whether a company is an investment company. The fundamental characteristics of an investment company include (i) the company obtains funds from investors and provides the investors with investment management services; (ii) the company commits to its investors that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both; and (iii) the company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income. ASU 2013-08 also sets forth the scope, measurement and disclosure requirements for investment companies. ASU 2013-08 will become effective for the Company on January 1, 2014 and is not expected to have a significant impact on the Company's Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct U.S. Treasury obligations and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013 and is not expected to have a significant impact on the Company's Consolidated Financial Statements.

Note 3 – Earnings Per Share (“EPS”)

Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities (securities that may participate in undistributed earnings with common stock). Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$575	$559	$1,036	$1,261
Allocated to participating securities	(4)	(4)	(8)	(11)
Net income allocated to common stock	$571	$555	$1,028	$1,250

Weighted average common shares outstanding, gross	14,473,548	15,531,981	14,460,002	15,588,611
Less: Average unearned ESOP shares	(671,370)	(749,210)	(681,100)	(758,941)
Less: Average participating securities	(104,897)	(144,108)	(105,866)	(124,414)
Weighted average common shares outstanding, net	13,697,281	14,638,663	13,673,036	14,705,256
Net effect of dilutive stock options	66,525	—	65,465	—
Weighted average shares and common stock equivalents	13,763,806	14,638,663	13,738,501	14,705,256
Income per common share:
Basic	$0.04	$0.04	$0.07	$0.09
Diluted	0.04	0.04	0.07	0.09
Options excluded from the calculation due to their anti-dilutive effect on EPS	966,854	986,590	967,914	986,590

Note 4 – Investments

The Company’s investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk, and generally limit investments to mortgage-backed securities, securities issued by U.S. Government-sponsored enterprises (“GSE”), municipal bonds, certificates of deposit and marketable corporate debt obligations. Investments available-for-sale consisted of the following at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
June 30, 2013
Obligations of U.S. GSE	$62,067	$519	$(909)	$61,677	14.0%
Obligations of states and political subdivisions	42,124	753	(1,090)	41,787	9.5
U.S. Treasury bonds	9,602	—	(752)	8,850	2.0
Mortgage-backed securities, GSE-issued	329,602	5,433	(6,714)	328,321	74.4
Mortgage-backed securities, private label	258	—	(7)	251	0.1
Total	$443,653	$6,705	$(9,472)	$440,886	100.0%

December 31, 2012
Obligations of U.S. GSE	$56,179	$1,481	$—	$57,660	13.7%
Obligations of states and political subdivisions	38,932	2,009	(51)	40,890	9.7
Mortgage-backed securities, GSE-issued	311,690	10,116	(134)	321,672	76.5
Mortgage-backed securities, private label	287	—	(4)	283	0.1
Total	$407,088	$13,606	$(189)	$420,505	100.0%

For the six months ended June 30, 2013 and 2012, proceeds from sales of investments available-for-sale amounted to $19.5 million and $56.1 million, respectively. Gross realized gains for the six months ended June 30, 2013 and 2012 were $518,000 and $1.1 million respectively, against gross realized losses of $33,000 and $0, respectively. All gains and losses were included in noninterest income on the Consolidated Statements of Operations.

The fair value of investments with unrealized losses, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2013 and December 31, 2012, were as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Obligations of U.S. GSE	$25,662	$(909)	$—	$—	$25,662	$(909)
Obligations of states and political subdivisions	24,556	(1,090)	—	—	24,556	(1,090)
U.S. Treasury bonds	8,850	(752)	—	—	8,850	(752)
Mortgage-backed securities, GSE-issued	155,545	(6,712)	113	(2)	155,658	(6,714)
Mortgage-backed securities, private label	—	—	251	(7)	251	(7)
Total	$214,613	$(9,463)	$364	$(9)	$214,977	$(9,472)

December 31, 2012
Obligations of states and political subdivisions	$6,117	$(51)	$—	$—	$6,117	$(51)
Mortgage-backed securities, GSE-issued	20,461	(131)	114	(3)	20,575	(134)
Mortgage-backed securities, private label	—	—	283	(4)	283	(4)
Total	$26,578	$(182)	$397	$(7)	$26,975	$(189)

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

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,042	$11,078	$14,136	$14,206
Due after one year through five years	6,300	6,495	7,051	7,280
Due after five years through ten years	24,068	24,197	20,719	21,908
Due after ten years	72,383	70,544	53,205	55,156

Mortgage-backed securities	329,860	328,572	311,977	321,955
Total	$443,653	$440,886	$407,088	$420,505

As of June 30, 2013, and December 31, 2012, the Bank pledged investments for the following obligations (in thousands):

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
FHLB borrowings	$18,902	$20,241	$23,482	$25,397
Federal Reserve Bank	904	935	1,166	1,222
Repurchase agreements	5,868	6,059	4,607	4,855
Deposits of municipalities and public units	8,376	8,894	9,871	10,573
Total	$34,050	$36,129	$39,126	$42,047

Note 5 – Loans and Leases Receivable and the Allowance for Loan Losses

Loans and leases receivable are summarized as follows at June 30, 2013, and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$76,567	19.1%	$87,833	20.8%
Multifamily residential	33,250	8.3	34,377	8.1
Commercial	177,041	44.3	185,132	43.8
Total real estate	286,858	71.7	307,342	72.7
Real estate construction:
One-to-four family residential	21,780	5.4	13,016	3.1
Multifamily residential	2,726	0.7	520	0.1
Commercial and land development	21,739	5.4	25,391	6.0
Total real estate construction	46,245	11.5	38,927	9.2
Consumer:
Home equity	38,678	9.7	41,793	9.9
Automobile	780	0.2	966	0.2
Other consumer	3,527	0.9	4,012	1.1
Total consumer	42,985	10.8	46,771	11.2
Commercial business	23,869	6.0	29,249	6.9
Gross loans	399,957	100.0%	422,289	100.0%
Deferred loan (fees) costs, net	(11)		85
Allowance for loan losses	(11,099)		(12,528)
Loans receivable, net	$388,847		$409,846

The following tables present loans at their recorded investment. Recorded investment includes the unpaid principal balance, net of purchase adjustments, plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was $1.1 million at both June 30, 2013, and December 31, 2012.

Delinquent and nonaccrual loans. The following tables present the recorded investment in nonperforming loans and an aging of performing loans by class as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$2,915	$—	$2,915	$—	$105	$66,501	$69,521
Multifamily residential	795	—	795	—	—	30,468	31,263
Commercial real estate	119	—	119	—		130,925	131,044
Total real estate	3,829	—	3,829	—	105	227,894	231,828
Real estate construction:
One-to-four family residential	631	—	631	—	—	21,031	21,662
Multifamily residential	—	—	—	—	—	2,715	2,715
Commercial real estate	192	—	192	—	—	17,491	17,683
Total real estate construction	823	—	823	—	—	41,237	42,060
Consumer:
Home equity	527	—	527	103	—	29,440	30,070
Automobile	6	—	6	—	—	646	652
Other consumer	—	—	—	—	—	2,938	2,938
Total consumer	533	—	533	103	—	33,024	33,660
Commercial business	248	—	248	—	—	15,757	16,005
Total noncovered loans	5,433	—	5,433	103	105	317,912	323,553
Covered loans
Real estate:
One-to-four family residential	252	—	252	—	—	6,851	7,103
Multifamily residential	—	—	—	—	—	2,881	2,881
Commercial real estate	3,517	—	3,517	—		42,537	46,054
Total real estate	3,769	—	3,769	—	—	52,269	56,038
Commercial real estate construction	228	—	228	—	—	3,759	3,987
Consumer:
Home equity	35	—	35	—	—	8,797	8,832
Automobile	—	—	—	—	—	130	130
Other consumer	—	—	—	—	—	627	627
Total consumer	35	—	35	—	—	9,554	9,589
Commercial business	—	—	—	—	—	7,866	7,866
Total covered loans	4,032	—	4,032	—	—	73,448	77,480
Total gross loans	$9,465	$—	$9,465	$103	$105	$391,360	$401,033

	December 31, 2012
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$3,240	$—	$3,240	$498	$217	$75,741	$79,696
Multifamily residential	825	—	825	—	—	30,228	31,053
Commercial real estate	3,727	—	3,727	—		132,825	136,552
Total real estate	7,792	—	7,792	498	217	238,794	247,301
Real estate construction:
One-to-four family residential	593	—	593	—	—	12,423	13,016
Multifamily residential	—	—	—	—	—	520	520
Commercial real estate	218	—	218	—	—	19,756	19,974
Total real estate construction	811	—	811	—	—	32,699	33,510
Consumer:
Home equity	643	—	643	31	7	30,979	31,660
Automobile	—	—	—	—	3	752	755
Other consumer	—	—	—	13	—	3,257	3,270
Total consumer	643	—	643	44	10	34,988	35,685
Commercial business	351	—	351	—	—	17,183	17,534
Total noncovered loans	9,597	—	9,597	542	227	323,664	334,030
Covered loans
Real estate:
One-to-four family residential	338	—	338	—	—	7,835	8,173
Multifamily residential	—	—	—	—	—	3,325	3,325
Commercial real estate	4,108	—	4,108	—		44,471	48,579
Total real estate	4,446	—	4,446	—	—	55,631	60,077
Commercial real estate construction	248	—	248	—	—	5,169	5,417
Consumer:
Home equity	85	—	85	30	—	10,164	10,279
Automobile	—	—	—	—	—	210	210
Other consumer	10	—	10	5	5	742	762
Total consumer	95	—	95	35	5	11,116	11,251
Commercial business	—	—	—	—	—	12,699	12,699
Total covered loans	4,789	—	4,789	35	5	84,615	89,444
Total gross loans	$14,386	$—	$14,386	$577	$232	$408,279	$423,474

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

As of June 30, 2013, and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

	June 30, 2013
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$65,259	$482	$—	$3,780	$—	$69,521
Multifamily residential	30,312	20	46	885	—	31,263
Commercial real estate	99,478	10,217	6,001	15,348	—	131,044
Total real estate	195,049	10,719	6,047	20,013	—	231,828
Real estate construction:
One-to-four family residential	18,418	2,613	—	631	—	21,662
Multifamily residential	2,715	—	—	—	—	2,715
Commercial real estate	17,175	316	—	192	—	17,683
Total real estate construction	38,308	2,929	—	823	—	42,060
Consumer:
Home equity	29,433	110	—	527	—	30,070
Automobile	647	—	—	5	—	652
Other consumer	2,859	52	18	9	—	2,938
Total consumer	32,939	162	18	541	—	33,660
Commercial business	15,070	491	141	303	—	16,005
Total noncovered loans	281,366	14,301	6,206	21,680	—	323,553
Covered loans
Real estate:
One-to-four family residential	3,294	150	—	3,659	—	7,103
Multifamily residential	2,211	192	—	478	—	2,881
Commercial real estate	27,567	1,890	2,203	14,394	—	46,054
Total real estate	33,072	2,232	2,203	18,531	—	56,038
Commercial real estate construction	485	3,274	—	228	—	3,987
Consumer:
Home equity	8,694	—	103	35	—	8,832
Automobile	130	—	—	—	—	130
Other consumer	601	11	—	15	—	627
Total consumer	9,425	11	103	50	—	9,589
Commercial business	4,941	1,138	958	829	—	7,866
Total covered loans	47,923	6,655	3,264	19,638	—	77,480
Total gross loans	$329,289	$20,956	$9,470	$41,318	$—	$401,033

	December 31, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$74,974	$603	$—	$4,119	$—	$79,696
Multifamily residential	30,073	—	39	941	—	31,053
Commercial real estate	91,684	11,477	11,456	21,935	—	136,552
Total real estate	196,731	12,080	11,495	26,995	—	247,301
Real estate construction:
One-to-four family residential	11,771	594	—	651	—	13,016
Multifamily residential	520	—	—	—	—	520
Commercial real estate	19,365	391	—	218	—	19,974
Total real estate construction	31,656	985	—	869	—	33,510
Consumer:
Home equity	30,901	116	—	643	—	31,660
Automobile	755	—	—	—	—	755
Other consumer	3,159	26	21	64	—	3,270
Total consumer	34,815	142	21	707	—	35,685
Commercial business	16,249	675	175	435	—	17,534
Total noncovered loans	279,451	13,882	11,691	29,006	—	334,030
Covered loans
Real estate:
One-to-four family residential	3,494	151	—	4,528	—	8,173
Multifamily residential	2,617	205	—	503	—	3,325
Commercial real estate	22,272	10,302	1,813	14,192	—	48,579
Total real estate	28,383	10,658	1,813	19,223	—	60,077
Real estate construction:	849	3,939	—	629	—	5,417
Consumer:
Home equity	10,024	109	—	146	—	10,279
Automobile	210	—	—	—	—	210
Other consumer	725	12	—	25	—	762
Total consumer	10,959	121	—	171	—	11,251
Commercial business	8,361	742	1,175	2,421	—	12,699
Total covered loans	48,552	15,460	2,988	22,444	—	89,444
Total gross loans	$328,003	$29,342	$14,679	$51,450	$—	$423,474

Impaired loans. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement with the borrower. Additionally, all troubled debt restructurings (“TDRs”) are considered impaired.

The following table presents loans deemed impaired by class of loans as of and during the three and six months ended June 30, 2013 (in thousands):

	June 30, 2013			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$3,771	$3,221	$—	$3,360	$3,446
Commercial real estate	3,994	3,912	—	6,459	6,745
Total real estate	7,765	7,133	—	9,819	10,191
Real estate construction:
One-to-four family residential	317	312	—	281	273
Commercial real estate	191	192	—	195	179
Total real estate construction	508	504	—	476	452
Home equity	491	324	—	370	391
Commercial business	257	257	—	302	321
Total noncovered loans with no related allowance	9,021	8,218	—	10,967	11,355
With an allowance recorded:
Real estate:
One-to-four family residential	1,022	1,019	(270)	1,030	1,039
Multifamily residential	795	795	(66)	803	810
Commercial real estate	89	89	(3)	215	259
Total real estate	1,906	1,903	(339)	2,048	2,108
Real estate construction:
One-to-four family residential	319	319	(70)	351	364
Commercial real estate	—	—	—	—	24
Total real estate construction	319	319	(70)	351	388
Home equity	221	221	(118)	221	222
Total noncovered loans with an allowance recorded	2,446	2,443	(527)	2,620	2,718
Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	—	—	—	—	42
Commercial real estate	2,936	2,186	—	2,530	2,536
Total real estate	2,936	2,186	—	2,530	2,578
Commercial real estate construction	498	228	—	231	236
Home equity	541	35	—	85	85
Commercial business and leases	—	—	—	—	3
Total covered loans with no related allowance	3,975	2,449	—	2,846	2,902
Total impaired loans	$15,442	$13,110	$(527)	$16,433	$16,975

At June 30, 2013, the unpaid principal balance for purposes of this table includes $2.3 million that was partially charged-off but not forgiven.

The following table presents loans deemed impaired by class of loans as of December 31, 2012, and during the three and six months ended June 30, 2012 (in thousands):

	December 31, 2012			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$4,259	$3,620	$—	$3,814	$4,094
Commercial real estate	7,403	7,316	—	4,869	4,051
Total real estate	11,662	10,936	—	8,683	8,145
Real estate construction:
One-to-four family residential construction	317	259	—	162	365
Commercial real estate	146	146	—	151	101
Total real estate construction	463	405	—	313	466
Consumer:
Home equity	758	434	—	742	699
Automobile	—	—	—	29	30
Other consumer	—	—	—	10	10
Total consumer	758	434	—	781	739
Commercial business	360	361	—	368	388
Total noncovered loans with no related allowance	13,243	12,136	—	10,145	9,738
With an allowance recorded:
Real estate:
One-to-four family residential	1,057	1,057	(309)	1,559	1,558
Multifamily residential	825	825	(114)	427	285
Commercial real estate	347	347	(41)	5,498	5,683
Total real estate	2,229	2,229	(464)	7,484	7,526
Real estate construction:
One-to-four family residential construction	392	392	(145)	355	382
Commercial real estate	72	72	(12)	337	370
Total real estate construction	464	464	(157)	692	752
Home equity	224	224	(171)	295	298
Total noncovered loans with an allowance recorded	2,917	2,917	(792)	8,471	8,576
Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	63	63	—	181	266
Commercial real estate	3,027	2,548	—	2,621	2,650
Total real estate	3,090	2,611	—	2,802	2,916
Commercial real estate construction	508	248	—	403	557
Home equity	633	85	—	160	176
Commercial business and leases	10	10	—	747	569
Total covered loans with no related allowance	4,241	2,954	—	4,112	4,218
Total impaired loans	$20,401	$18,007	$(792)	$22,728	$22,532

At December 31, 2012, the unpaid principal balance for purposes of this table includes $2.4 million that was partially charged-off but not forgiven. Interest income recorded on impaired loans was immaterial during the three and six months ended June 30, 2013 and 2012.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Allowance for Loan Losses				Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Noncovered loans
Real estate	$339	$4,715	$—	$5,054	$9,036	$222,792	$—	$231,828
Construction	70	1,105	—	1,175	823	41,237	—	42,060
Consumer	118	1,286	—	1,404	545	31,880	1,235	33,660
Commercial business	—	392	—	392	257	15,748	—	16,005
Total noncovered	527	7,498	—	8,025	10,661	311,657	1,235	323,553
Covered loans
Real estate	—	738	1,106	1,844	2,186	20,588	33,264	56,038
Construction	—	75	109	184	228	858	2,901	3,987
Consumer	—	120	152	272	35	4,737	4,817	9,589
Commercial business	—	184	590	774	—	2,880	4,986	7,866
Total covered	—	1,117	1,957	3,074	2,449	29,063	45,968	77,480
Total	$527	$8,615	$1,957	$11,099	$13,110	$340,720	$47,203	$401,033

	December 31, 2012
	Allowance for Loan Losses				Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Noncovered loans
Real estate	$464	$4,715	$—	$5,179	$13,165	$234,136	$—	$247,301
Construction	157	809	—	966	869	32,641	—	33,510
Consumer	171	1,627	—	1,798	658	33,437	1,590	35,685
Commercial business	—	668	—	668	361	17,173	—	17,534
Total noncovered	792	7,819	—	8,611	15,053	317,387	1,590	334,030
Covered loans
Real estate	—	704	1,452	2,156	2,611	21,725	35,741	60,077
Construction	—	179	295	474	248	1,857	3,312	5,417
Consumer	—	281	278	559	85	5,263	5,893	11,241
Commercial business	—	169	559	728	10	3,832	8,867	12,709
Total covered	—	1,333	2,584	3,917	2,954	32,677	53,813	89,444
Total	$792	$9,152	$2,584	$12,528	$18,007	$350,064	$55,403	$423,474

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2013 and 2012 was as follows (in thousands):

	As of March 31, 2013	Provisions	Charge-Offs	Recoveries	As of June 30, 2013
Noncovered loans
Real estate	$5,354	$(303)	$(48)	$51	$5,054
Construction	968	201	—	6	1,175
Consumer	1,687	(250)	(61)	28	1,404
Commercial business	403	(12)	—	1	392
Total noncovered loans	8,412	(364)	(109)	86	8,025
Covered loans
Real estate	2,412	437	(1,007)	2	1,844
Construction	305	(233)	(68)	180	184
Consumer	549	(175)	(109)	7	272
Commercial business	895	(21)	(129)	29	774
Total covered loans	4,161	8	(1,313)	218	3,074
Total	$12,573	$(356)	$(1,422)	$304	$11,099

	As of March 31, 2012	Provisions	Charge-Offs	Recoveries	As of June 30, 2012
Noncovered loans
Real estate	$5,750	$(197)	$(247)	$5	$5,311
Construction	804	35	—	1	840
Consumer	2,142	26	(140)	19	2,047
Commercial business	596	136	(25)	—	707
Total noncovered loans	9,292	—	(412)	25	8,905
Covered loans
Real estate	1,190	(165)	(266)	112	871
Construction	2,085	(498)	(258)	392	1,721
Consumer	704	178	(217)	—	665
Commercial business	468	51	(105)	44	458
Total covered loans	4,447	(434)	(846)	548	3,715
Total	$13,739	$(434)	$(1,258)	$573	$12,620

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013 and 2012 was as follows (in thousands):

	As of December 31, 2012	Provisions	Charge-Offs	Recoveries	As of June 30, 2013
Noncovered loans
Real estate	$5,179	$(53)	$(132)	$60	$5,054
Construction	966	198	—	11	1,175
Consumer	1,798	(457)	(69)	132	1,404
Commercial business	668	(277)	—	1	392
Total noncovered loans	8,611	(589)	(201)	204	8,025
Covered loans				3
Real estate	2,156	595	(1,007)	100	1,844
Construction	474	(537)	(77)	324	184
Consumer	559	(168)	(128)	9	272
Commercial business	728	116	(129)	59	774
Total covered loans	3,917	6	(1,341)	492	3,074
Total	$12,528	$(583)	$(1,542)	$696	$11,099

	As of December 31, 2011	Provisions	Charge-Offs	Recoveries	As of June 30, 2012
Noncovered loans
Real estate	$6,923	$(880)	$(746)	$14	$5,311
Construction	722	74	—	44	840
Consumer	2,097	233	(316)	33	2,047
Commercial business	205	573	(71)	—	707
Total noncovered loans	9,947	—	(1,133)	91	8,905
Covered loans
Real estate	1,056	(1,105)	(320)	1,240	871
Construction	2,201	(808)	(278)	606	1,721
Consumer	319	579	(233)	—	665
Commercial business	648	117	(357)	50	458
Total covered loans	4,224	(1,217)	(1,188)	1,896	3,715
Total	$14,171	$(1,217)	$(2,321)	$1,987	$12,620

TDRs. The internal process used to assess whether a modification should be reported and accounted for as a TDR includes an assessment of the borrower's payment history, considering whether the borrower is in financial difficulty, whether a concession has been granted, and whether it is likely the borrower will be able to perform under the modified terms. The modification of the terms of such loans generally includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for the new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

TDRs totaled $8.3 million and $11.8 million at June 30, 2013 and December 31, 2012, respectively, and are included in the impaired loan disclosures in this footnote. Of these amounts, $354,000 and $338,000 were covered under loss sharing agreements with the FDIC at June 30, 2013 and December 31, 2012, respectively. The Company has allocated $496,000 of specific reserves to customers whose loan terms have been modified in TDRs at June 30, 2013, compared to $676,000 at December 31, 2012. There were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications to loans not accounted for as TDRs totaled $149,000 at June 30, 2013, of which $71,000 was in the noncovered loan portfolio. These loans were not considered to be TDRs because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

The following table presents TDRs at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Accrual Status	Nonaccrual Status	Total Modifications	Accrual Status	Nonaccrual Status	Total Modifications
Noncovered
One-to-four family residential	$1,324	$799	$2,123	$1,436	$732	$2,168
Multifamily residential	—	795	795	—	825	825
Commercial real estate	3,876	31	3,907	3,936	3,315	7,251
Total real estate	5,200	1,625	6,825	5,372	4,872	10,244
One-to-four family residential construction	—	545	545	59	571	630
Commercial and land development	—	191	191	—	124	124
Total real estate construction	—	736	736	59	695	754
Home equity	15	159	174	15	159	174
Commercial business	9	247	256	10	305	315
Total noncovered TDRs	5,224	2,767	7,991	5,456	6,031	11,487
Covered
Commercial real estate	172	147	319	174	164	338
Home equity	—	35	35	—	—	—
Total covered TDRs	172	182	354	174	164	338
Total	$5,396	$2,949	$8,345	$5,630	$6,195	$11,825

During the six months ended June 30, 2013, there were five new TDRs with pre-modification and post-modification balance of $218,000. Each involved an extension of a maturity, and in four cases, a reduction in rate of between 1.0% and 2.0%. During the six months ended June 30, 2012, there were fourteen new TDRs. The modifications, including nine of which involved one customer relationship, involved extensions of the maturity dates by up to two years. None of the modifications involved a charge-off of a loan, although there are specific impairments on two of the loans totaling $290,000. During the three and six months ended June 30, 2013 and 2012, the Company did not incur payment defaults on loans that had been modified within twelve months of those dates. A default on a TDR results in either a transfer to nonaccrual status or a charge-off.

The following table presents new TDRs during the six months ended June 30, 2013 (dollars in thousands):

	Number of Contracts	Pre-Modification Balance	Post-Modification Balance
Noncovered loans
One-to-four family residential	2	$100	$100
Commercial and land development	1	77	77
Home equity	1	36	36
Auto	1	5	5
Total	5	$218	$218

During the three and six months ended June 30, 2013, there were no charge-offs on any TDRs.

The following table presents TDRs at June 30, 2013 which were performing according to agreement (dollars in thousands):

	June 30, 2013
	Number of Contracts	Recorded Investment
Noncovered loans
One-to-four family residential	12	$1,988
Multifamily residential	1	795
Commercial real estate	3	3,907
One-to-four family residential construction	4	545
Commercial and land development	6	191
Home equity	3	168
Commercial business	2	256
Total noncovered	31	7,850
Covered loans
Commercial real estate	2	319
Home equity	1	35
Total covered	3	354
Total	34	$8,204

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

The following table details activity of accretable yield for the periods shown (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance of accretable yield	$14,728	$26,320	$15,004	$28,915
Changes in accretable yield due to:
Transfer from nonaccretable difference	1,214	1,076	4,578	4,732
Accretable yield recognized as interest income	(3,816)	(4,312)	(7,456)	(10,563)
Ending balance of accretable yield	$12,126	$23,084	$12,126	$23,084

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $1.8 million and $2.0 million at June 30, 2013 and December 31, 2012, respectively, which were purchased in the CFB Acquisition. The carrying amount of purchased credit impaired loans acquired in the CFB Acquisition totaled $2.1 million and $2.4 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, purchased credit impaired loans acquired in the LibertyBank Acquisition totaled $45.1 million.

The allowance for loan losses on loans accounted for under ASC 310-30 was $2.2 million and $2.6 million at June 30, 2013 and December 31, 2012, respectively. There were no provision for loan losses on loans accounted for under ASC 310-30 during the three months ended June 30, 2013 and 2012. Reductions in the allowance for loan losses on loans accounted for under ASC 310-30 due to increases in estimated cash flows totaled $887,000 and $481,000 during the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, provision for loan losses on loans accounted for under ASC 310-30 totaled $260,000 and $230,000, respectively.

Reductions in the allowance for loan losses on loans accounted for under ASC 310-30 due to increases in estimated cash flows totaled $887,000 and $493,000 during six months ended June 30, 2013 and 2012, respectively.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2013
Investments available-for-sale:
Obligations of U.S. GSE	$—	$61,677	$—	$61,677
Obligations of states and political subdivisions	—	41,787	—	41,787
U.S. Treasury bonds	8,850	—	—	8,850
Mortgage-backed securities, GSE issued	—	328,321	—	328,321
Mortgage-backed securities, private label	—	251	—	251

December 31, 2012
Investments available-for-sale:
Obligations of U.S. GSE	$—	$57,660	$—	$57,660
Obligations of states and political subdivisions	—	40,890	—	40,890
Mortgage-backed securities, GSE issued	—	321,672	—	321,672
Mortgage-backed securities, private label	—	283	—	283

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at June 30, 2013, and December 31, 2012 (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2013
Impaired loans:
One-to-four family residential	$—	$—	$2,585	$2,585
Commercial and multifamily	—	—	2,828	2,828
Real estate construction	—	—	354	354
Home equity	—	—	136	136
Total impaired loans	—	—	5,903	5,903
REO:
Commercial and multifamily	—	—	2,496	2,496
Real estate construction	—	—	2,051	2,051
Total REO	—	—	4,547	4,547
Total impaired loans and REO at fair value	$—	$—	$10,450	$10,450

December 31, 2012
Impaired loans:
One-to-four family residential	$—	$—	$2,802	$2,802
Commercial and multifamily	—	—	3,359	3,359
Real estate construction	—	—	429	429
Home equity	—	—	173	173
Total impaired loans	—	—	6,763	6,763
REO:
One-to-four family residential	—	—	307	307
Commercial and multifamily	—	—	5,513	5,513
Real estate construction	—	—	2,950	2,950
Total REO	—	—	8,770	8,770
Total impaired loans and REO at fair value	$—	$—	$15,533	$15,533

At June 30, 2013, impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $5.9 million, net of specific valuation allowances totaling $527,000. At December 31, 2012, impaired loans at fair value had a carrying amount of $6.8 million, net of specific allowances totaling $792,000. Included in the value of impaired loans presented above at June 30, 2013 was $4.0 million of loans that have been charged down to fair value. During the three months ended June 30, 2013 and 2012, the specific valuation allowance on impaired loans required a reduction of $224,000 and $166,000, respectively. During the six months ended June 30, 2013 and 2012, the specific valuation allowance on impaired loans required a reduction of $265,000 and $100,000, respectively

REO is recorded at estimated fair value less costs to sell and had a carrying amount of $4.5 million at June 30, 2013, which was comprised of the outstanding balance of $4.5 million, with no valuation allowance. At December 31, 2012, REO measured at fair value less costs to sell had a carrying value of $8.8 million, which was comprised of the outstanding balance of $8.8 million, with no valuation allowance. The provision for declines in the value of REO totaled $548,000 and $291,000 for the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, the provision for declines in the value of REO totaled $643,000 and $398,000, respectively. The provisions for the declines in the value of REO includes impairment on REO measured at fair value and REO properties sold during the periods.

The following tables present information as of June 30, 2013 and December 31, 2012, regarding significant unobservable inputs related to the Company’s material categories of Level 3 financial assets measured on a nonrecurring basis (dollars in thousands):

	June 30, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans- Commercial real estate and multifamily	$2,828	Sales comparison approach	Adjustment for differences between the comparable sales	(33.9%) - 26.7%	(13.1)%
		Income approach	Adjustment for differences in capitalization rates	7.0% - 9.0%	7.7
Impaired loans- Construction	354	Sales comparison approach	Adjustment for differences between the comparable sales	(11.8%) - 7.1%	(3.3)
REO- Commercial real estate	2,496	Sales comparison approach	Adjustment for differences between the comparable sales	(14.2%) - 18.7%	(0.4)
		Income approach	Adjustment for differences in capitalization rates	9.3% - 9.5%	9.4
REO- Construction	2,051	Sales comparison approach	Adjustment for differences between the comparable sales	(1.8%) - 30.3%	12.0

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans- Commercial real estate and multifamily	$3,359	Sales comparison approach	Adjustment for differences between the comparable sales	(14.8%) - 8.8%	(4.4)%
		Income approach	Adjustment for differences in capitalization rates	9.0% - 10.0%	9.2
Impaired loans- Construction	429	Sales comparison approach	Adjustment for differences between the comparable sales	1.9% - 12.7%	7.0
REO- Commercial real estate	5,513	Sales comparison approach	Adjustment for differences between the comparable sales	(15.2%) - 18.5%	(1.2)
		Income approach	Adjustment for differences in capitalization rates	8.0% - 8.8%	8.4
REO- Construction	2,950	Sales comparison approach	Adjustment for differences between the comparable sales	(39.3%) - 20.8%	(19.2)

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$76,116	$76,116	$115,529	$115,529
Accrued interest on cash and U.S. Treasury bonds	37	37	—	—
Level 2 inputs:
Accrued interest receivable on other investments	1,746	1,746	1,676	1,676
Level 3 inputs:
Loans receivable, net, excluding loans at fair value and leases	382,660	386,176	402,500	412,032
Accrued interest receivable on loans	1,087	1,087	1,100	1,100
FDIC indemnification receivable, net	7,359	7,359	10,846	10,846

Financial liabilities:
Level 1 inputs:
Demand and savings deposits	$638,033	$638,033	$641,646	$641,646
Advances by borrowers for taxes and insurance	734	734	490	490
Level 2 inputs:
Certificates of deposit	186,035	188,297	209,242	212,436
Accrued interest payable	136	136	167	167
Repurchase agreements	612	612	4,775	4,790

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

Accrued Interest Receivable. The carrying amount approximates fair value resulting in a Level 1, 2 or 3 classification, consistent with the underlying assets.

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

Off-Balance Sheet Instruments. Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at June 30, 2013 and December 31, 2012 were insignificant.

Note 7 – FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the three and six months ended June 30, 2013 and 2012, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$9,416	$20,160	$10,846	$23,676
Amounts (received from) paid to the FDIC	(106)	(442)	155	(1,077)
FDIC indemnification provision and impairment, net	(2,328)	(2,116)	(4,363)	(6,278)
Increase in estimated losses	377	768	721	2,049
Ending balance	$7,359	$18,370	$7,359	$18,370

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

•
results of examinations of the Company by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and of our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”) and the Idaho Department of Finance or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings and could increase our deposit premiums;

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

As used throughout this report, the terms “we”, “our”, “us” or the “Company” refer to Home Federal Bancorp, Inc., and its consolidated subsidiary, Home Federal Bank, unless the context otherwise requires.

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

On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to assume nearly all of the deposits and certain other liabilities and acquire certain assets, including loans and real estate owned and other repossessed assets (“REO”) of Community First Bank, a full service commercial bank, headquartered in Prineville, Oregon (the “CFB Acquisition”). The loans and REO purchased are covered by loss sharing agreements between the FDIC and Home Federal Bank, which afford the Bank significant protection. Under the loss sharing agreements, Home Federal Bank will share in the losses and certain reimbursable expenses on assets covered under the agreement. The FDIC has agreed to reimburse Home Federal Bank for 80% of losses and certain reimbursable expenses on the first $34.0 million of losses on assets covered under the agreements, and 95% of losses that exceed that amount on covered assets.

On July 30, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire certain assets of LibertyBank, headquartered in Eugene, Oregon (the “LibertyBank Acquisition”). Nearly all of the loans and REO purchased are covered by loss sharing agreements. The FDIC has agreed to reimburse Home Federal Bank for 80% of losses and certain reimbursable expenses on covered assets. The LibertyBank Acquisition has been incorporated prospectively in the Company's financial statements and significantly increased the Company's assets, income and expenses. Loans and REO purchased in these acquisitions are referred to herein as “covered loans” or “covered assets.” Loans and REO not subject to loss sharing agreements with the FDIC are referred to as “noncovered loans” or “noncovered assets.”

Nearly all of the assets remaining in the covered asset portfolio qualify as non-single family covered assets. Therefore, most of the covered assets will no longer be indemnified after September 2014 for assets purchased in the CFB Acquisition and September 2015 for assets purchased in the LibertyBank Acquisition. Indemnification for losses on all other covered assets will continue for five years after these dates. Management is communicating with the FDIC and planning for the expiration of the indemnification for losses on non-single family loans.

At June 30, 2013, the Bank primarily operated in three distinct market regions including Boise, Idaho, and surrounding communities, together known as the Treasure Valley region of southwestern Idaho, which we refer to as the Idaho Region. The CFB Acquisition resulted in the Bank's entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson. We refer to this market as the Central Oregon Region. In addition to deepening its presence in Central Oregon, as a result of the LibertyBank Acquisition, the Bank also operates in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. We refer to these markets as our Western Oregon Region. In March 2013, we opened a construction loan production office in Salt Lake City, Utah, which is managed by our Builder Finance Team in Boise. At June 30, 2013, the Bank had 24 full-service branches and three loan production offices located in Portland and Bend, Oregon, and Salt Lake City, Utah.

The Company reported net income of $575,000, or $0.04 per diluted share, for the three months ended June 30, 2013, compared to net income of $559,000, or $0.04 per diluted share, for the same period a year ago. For the six months ended June 30, 2013, the Company reported net income of $1.0 million, or $0.07 per diluted share, compared to net income of $1.3 million, or $0.09 per diluted share for the six months ended June 30, 2012. The following items summarize key activities of the Company during the quarter ended June 30, 2013:

•	Net interest income increased $610,000 compared to the linked quarter ended March 31, 2013, due to an increase in accretable yield on purchased loans;

•	A net reverse provision for loan losses of $(364,000) was recorded on noncovered loans during the quarter ended June 30, 2013, resulting in a net reverse provision of $(356,000);

•
Noninterest income during the quarter ended June 30, 2013 included impairment of the FDIC indemnification asset of $2.3 million, which was a result of a reduction in estimated future losses on covered loans and recoveries of previously charged-off loans. The impairment of the FDIC indemnification asset was $2.0 million in the linked quarter and $1.7 million in the year-ago quarter;

•	Gains on the sale of investments totaled $231,000 during the quarter ended June 30, 2013, compared to $254,000 and $603,000 in the linked and year-ago quarters, respectively;

•
Noninterest expense decreased by $709,000 during the quarter ended June 30, 2013, compared to the year-ago quarter, but increased $300,000 compared to the linked quarter primarily due to the provision for REO, which increased $453,000 during the current quarter. Excluding the provision for REO, noninterest expenses totaled $9.8 million during the second quarter of 2013;

•	Total assets decreased $43.0 million during the quarter ended June 30, 2013, compared to March 31, 2013, and decreased $40.9 million since December 31, 2012;

•
Asset quality continued to improve as delinquent loans declined and remained low and noncovered nonperforming assets declined $4.6 million to $8.8 million at June 30, 2013, compared to March 31, 2013. Total nonperforming assets decreased $5.6 million during the quarter to $18.3 million at June 30, 2013; and

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

Acquired Loans. Loans acquired in the CFB Acquisition were valued as of the acquisition date in accordance with SFAS No. 141, Business Combinations. At the time of the CFB Acquisition, the Company applied SFAS No. 141, which was superseded by SFAS No. 141(R). The Company was not permitted to adopt SFAS No. 141(R) prior to its effective date, which was October 1, 2009, due to the Company’s September fiscal year end at that time. ASC Topic 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans purchased in the CFB Acquisition that were accounted for under ASC 310-30, management determined the value of the loan portfolio based on work provided by an appraiser. Factors considered in the valuation were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. Management also estimated the amount of credit losses that were expected to be realized for the loan portfolio primarily by estimating the liquidation value of collateral securing loans on non-accrual status or classified as substandard or doubtful. Loans purchased in the CFB Acquisition accounted for under ASC 310-30 were not aggregated into pools and are accounted for on a loan-by-loan basis. An allowance for loan losses was established for loans purchased in the CFB Acquisition not accounted for under ASC 310-30.

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

FDIC Indemnification Asset. In conjunction with the CFB Acquisition and the LibertyBank Acquisition, the Bank entered into loss sharing agreements with the FDIC for amounts receivable under the loss sharing agreements. In some cases the FDIC indemnification agreement may be terminated on a loan by loan basis if the Bank renews or extends individual loans. At each acquisition date the Company elected to account for amounts receivable under the loss sharing agreements as an indemnification asset. Subsequent to the acquisitions the indemnification asset is tied to the loss in the covered loans and is not being accounted for under fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and represents the present value of the cash flows the Company expects to collect from the FDIC under the loss sharing agreements. If losses in future periods are projected to decline, the indemnification asset is reduced over the shorter of the life of the underlying loan (or pool of loans) or the indemnification period. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted or amortized into noninterest income over the life of the FDIC indemnification asset.

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

Deferred Income Taxes. The Company and its subsidiary file a consolidated U.S. federal income tax return, as well as various state income tax returns. Income taxes, including deferred income taxes, are computed using the asset and liability approach as prescribed in ASC Topic 740, Income Taxes. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which are expected to be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under this guidance, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2013 AND DECEMBER 31, 2012

Total assets decreased $40.9 million, or 3.9%, to $1.0 billion at June 30, 2013, from December 31, 2012. Total liabilities decreased $31.4 million, or 3.6%, to $837.4 million.

Assets. The increases and decreases in total assets were primarily concentrated in the following asset categories (dollars in thousands):

	June 30, 2013	December 31, 2012	Increase/(Decrease)
			Amount	Percent
Cash and cash equivalents	$76,116	$115,529	$(39,413)	(34.1)%
Investments available-for-sale, at fair value	440,886	420,505	20,381	4.8
Loans receivable, net of allowance for loan losses	388,847	409,846	(20,999)	(5.1)

Cash and Amounts Due From Depository Institutions. The $39.4 million decrease in cash and equivalents to $76.1 million at June 30, 2013 from $115.5 million at December 31, 2012, was due to the purchase of investments, payments on maturing certificates of deposit that were not renewed, reflecting our strategy of allowing higher cost certificates of deposit to decline, and declines in core deposits that occurred primarily during the second quarter of fiscal year 2013. We anticipate, subject to market conditions, that we will maintain higher than average liquidity due to the potential of rising interest rates and to provide flexibility for acquisitions, repurchases of common stock and dividends.

Since 2008, we have placed excess cash balances with the Federal Reserve of San Francisco (“Federal Reserve Bank”) in order to reduce credit risk exposure to other financial institutions. Balances on deposit at the Federal Reserve Bank totaled $66.7 million and $105.0 million at June 30, 2013 and December 31, 2012, respectively. Currently, balances on deposit with the Federal Reserve Bank that are in excess of our required reserve balances earn interest at a rate that approximates the federal funds rate. In 2009, in response to the national banking crisis, the Federal Reserve Board amended Regulation D, which established excess balance accounts. Previously, excess balances on deposit with the Federal Reserve Bank did not earn interest. The excess balance accounts are intended to be temporary accounts to assist financial institutions during the economic crisis. We consider excess reserve balances at the Federal Reserve Bank to be the more attractive alternative to other short-term investments due to low credit risk and comparatively higher yield to investments with less than one year to maturity. While the Federal Reserve Board has not set a date for expiration of these accounts, we could experience a decline in interest income once the Federal Reserve Bank discontinues interest payments on excess balances. If these accounts expire, we may place excess cash in interest-bearing deposits with other financial institutions that do not have a guarantee from the U.S. Government, or we may purchase additional investments.

Investments. Investments increased $20.4 million, or 4.8% to $440.9 million at June 30, 2013 from $420.5 million at December 31, 2012. We have given preference to medium-term securities in anticipation of rising interest rates in the next 18 to 24 months. We estimate the effective duration of our investment portfolio to be 4.5 years at June 30, 2013, compared to 3.0 years at December 31, 2012. The increase in the estimated effective duration compared to December 31, 2012 was primarily due to the purchase of long-term U.S. Treasury bonds.

As noted earlier, we are holding a higher level of cash than is necessary rather than investing in short-term securities or investments with less than two years to maturity due to the very low interest rate environment and the incremental credit and interest rate risk incurred compared to the interest rate earned on balances held at the Federal Reserve Bank. We believe this strategy also serves to shorten the overall duration of the Bank's assets. At June 30, 2013, we estimate cash flow from the investment portfolio to be $45.7 million through December 31, 2013.

The after-tax net unrealized gain on investments available-for-sale of $8.2 million at December 31, 2012, which is recorded in equity as accumulated other comprehensive income, declined to a net loss of $1.7 million at June 30, 2013. The decrease in the fair value of our investments was related to the abrupt increase in market interest rates during the second quarter of 2013. We estimate, as of June 30, 2013, that an immediate, parallel increase in market interest rates of 100 basis points from the level rates were a June 30, 2013, would cause the fair value of our investments available-for-sale to decline by 4.59%, or approximately $22.6 million.

Most of the Company’s mortgage-backed securities were issued by U.S. Government-sponsored enterprises such as Fannie Mae, Freddie Mac and Ginnie Mae. While the U.S. Government has affirmed its support for government-sponsored enterprises and the mortgage-backed securities they issued, significant deterioration in their financial strength or a change in the organizational structure of these agencies may have a material effect on the valuation and performance of the Company’s mortgage-backed securities portfolio.

Loans and Leases. Loans receivable, net, decreased $21.0 million to $388.8 million at June 30, 2013, from $409.8 million at December 31, 2012. Declines in nonperforming loans comprised $4.9 million of the reduction in net loans. One-to-four family residential loans declined $11.3 million, or 12.8% between December 31, 2012 and June 30, 2013. The reduction of one-to-four family residential loans was consistent with our strategy to reduce the portfolio’s concentration in those loans in favor of increasing the mix of commercial business and commercial real estate loans in order to improve interest rate sensitivity and net interest margin.

Real estate construction loans increased $7.3 million, or 18.8%, between December 31, 2012 and June 30, 2013. One-to-four family residential construction increased $8.8 million and multifamily residential construction increased $2.2 million, partially offset by a decrease of $3.7 million in commercial and land development construction loans. Construction of single family residences increased in 2013, particularly in our Idaho Region. We opened a construction loan production office in Portland, Oregon, in 2012 and another construction loan production office in Salt Lake City, Utah in March 2013, which has also helped to increase the origination of construction loans. The significant increase in long-term market interest rates caused mortgage loan rates to rise during the quarter ended June 30, 2013. If mortgage rates remain at an elevated level, the housing market could slow down, resulting in a reduced demand for newly constructed single-family homes, which could reduce originations of one-to-four family construction loans.

Home equity loans declined $3.1 million to $38.7 million at June 30, 2013 from $41.8 million at December 31, 2012. Consumer spending continues to improve, but households did not borrow to fund expenditures. Additionally, while home values began to rise again in 2012, we believe many homeowners still have negative equity, or insufficient equity, in their homes which has contributed to their reluctance to incur additional borrowings. Commercial business loans declined $5.4 million or 18.4% to $23.9 million at June 30, 2013 from $29.2 million at December 31, 2012 as the loan and lease portfolio in the Bank's leasing subsidiary continues to decline as we wind-down operations. Loans and leases, net, in the Bank's leasing subsidiary totaled $2.3 million at June 30, 2013, compared to $3.5 million at December 31, 2012.

Allowance for Loan Losses. The allowance for loan losses was $11.1 million at June 30, 2013, compared to $12.5 million at December 31, 2012. The allowance for loan losses on the noncovered loan portfolio was 2.48% of noncovered loans at June 30, 2013, with only $527,000 of the $8.0 million allowance for losses on noncovered loans specifically allocated to impaired noncovered loans. Continued improvement in asset quality metrics, including declines in delinquent and nonperforming loans, and the absence of meaningful charge-offs has resulted in reverse provisions for loan losses during the six months ended June 30, 2013, thereby reducing the balance of the allowance for loan losses. On noncovered loans, we experienced net charge-offs of $23,000 during the three months ended June 30, 2013, compared to net charge-offs on covered loans of $1.1 million during the same period.

Loans delinquent 30 to 89 days and still accruing interest totaled $208,000 at June 30, 2013, compared to $809,000 at December 31, 2012. Nonperforming assets, which include nonaccrual loans and REO, totaled $18.3 million at June 30, 2013, compared to $24.8 million at December 31, 2012. Nonperforming noncovered loans totaled $5.4 million at June 30, 2013, compared to $9.6 million at December 31, 2012. Total nonperforming loans declined $4.9 million from December 31, 2012 to June 30, 2013.

FDIC Indemnification Asset. As part of the purchase and assumption agreements for the acquisitions, we entered into loss sharing agreements with the FDIC. These agreements cover realized losses and certain related expenses on covered assets purchased from the FDIC. The decrease in the FDIC indemnification receivable to $7.4 million at June 30, 2013 compared to $10.8 million at December 31, 2012, was primarily due to the net reduction in estimated future losses on covered assets, which caused impairment charges of $4.3 million during the six months ended June 30, 2013. The impairment in the FDIC indemnification asset recognizes the decreased amount that the Company expects to collect from the FDIC under the terms of its loss sharing agreements due to lower expected losses on covered assets recognized in noninterest income.

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

Real Estate and Other Repossessed Assets. REO declined $1.6 million to $8.8 million at June 30, 2013 from $10.4 million at December 31, 2012 due to the sale of foreclosed assets and provisions for REO during that period, partially offset by reclassifying one of our closed branches into REO during the quarter ended March 31, 2013 at a value of $609,000. Covered REO totaled $5.4 million at June 30, 2013, compared to $6.1 million at December 31, 2012. Noncovered REO totaled $3.4 million at June 30, 2013, compared to $4.3 million at December 31, 2012.

Deferred Tax Assets, net. Deferred taxes, net, increased to $16.6 million at June 30, 2013, from $9.0 million at December 31, 2012, primarily due to the decline in the fair value of investments available-for-sale. At December 31, 2012, the investment portfolio, which is recorded at fair value, carried a gain of $13.4 million compared to an unrealized loss of $2.8 million at June 30, 2013. As a result, the deferred tax liability on the unrealized gain changed to a deferred tax asset on the net unrealized loss at June 30, 2013.

Deposits. Deposits decreased $26.8 million, or 3.2%, to $824.1 million at June 30, 2013, from $850.9 million at December 31, 2012 primarily through the managed reduction of higher-rate certificates of deposit. A decline in money market account balances caused a decline in core deposits (defined as demand, money market and saving accounts) of $3.6 million during the first six months of 2013. Most of the decline in money market accounts is attributable to the draw down of the balance of one municipal client. The following table details the changes in total deposit accounts (dollars in thousands):

	June 30, 2013	December 31, 2012	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing demand	$154,023	$142,207	$11,816	8.3%
Interest-bearing demand	246,284	248,836	(2,552)	(1.0)
Money market	151,925	167,202	(15,277)	(9.1)
Savings	85,801	83,401	2,400	2.9
Certificates of deposit	186,035	209,242	(23,207)	(11.1)
Total deposit accounts	$824,068	$850,888	$(26,820)	(3.2)%

Since market interest rates remain very low and loan production remains tepid, we have reduced our deposit rates to continue to reduce certificates of deposit and our cost of funds. As a result, certificates of deposit declined $23.2 million since December 31, 2012 to $186.0 million at June 30, 2013. While core deposits at June 30, 2013 declined $3.6 million compared to December 31, 2012, average core deposits were $650.6 million and $647.3 million during the quarters ended June 30, 2013 and December 31, 2012, respectively. Core deposits comprised 77.4% of the deposit portfolio at June 30, 2013, compared to 75.4% at December 31, 2012.

While certificates of deposit continue to decline, and we have reduced the interest rates offered on core deposits, approximately $86.3 million of our certificates of deposit had original terms of 48 months or longer that carry a weighted average rate of 2.73%. Most of these accounts will begin to mature in the third quarter of 2014; therefore, we do not expect our cost of funds to decline significantly until these accounts begin to mature.

Equity. Stockholders’ equity decreased $9.4 million to $170.4 million at June 30, 2013, from $179.8 million at December 31, 2012. The primary reason for the decrease was a $9.9 million decline in accumulated other comprehensive income, which includes the unrealized gain or loss, net of taxes, on investments available-for-sale. The abrupt increase in market interest rates and the related decline in the fair value of investments, caused accumulated other comprehensive income to decline to a net loss of $1.7 million at June 30, 2013, compared to a net gain of $8.2 million at December 31, 2012. This decline was partially offset by net income of $1.0 million and share-based compensation of $639,000 during the six months ended June 30, 2013. During that period, we also paid $1.7 million in dividends to shareholders.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

General. Net income for the three months ended June 30, 2013, was $575,000, or $0.04 per diluted share, compared to net income of $559,000, or $0.04 per diluted share, for the same period in 2012. Net interest margin increased substantially to 4.47% during the quarter ended June 30, 2013, from 4.17% during the quarter ended June 30, 2012. Similarly, the Company's yield on earning assets increased to 4.78% in the quarter ended June 30, 2013, from 4.57% during the quarter ended June 30, 2012.

Net Interest Income. Net interest income increased $359,000, or 3.5%, to $10.7 million for the three months ended June 30, 2013, from $10.3 million for the three months ended June 30, 2012. The increase in net interest income was primarily attributable to an increase in accretable income on purchase loans, a higher yield on investment securities and a decline in interest expense on certificates of deposit. Net interest income increased despite a significant decline in the average balance of loans receivable during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

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

	Three Months Ended June 30, 2013 Compared to June 30, 2012
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$475	$(757)	$(282)
Investments available-for-sale	347	49	396
Interest-bearing deposits in other banks	(4)	(5)	(9)
Total net change in income on interest-earning assets	$818	$(713)	105
Interest-bearing liabilities:
Savings deposits	$(7)	$1	(6)
Interest-bearing demand deposits	(14)	3	(11)
Money market accounts	(29)	(11)	(40)
Certificates of deposit	(29)	(155)	(184)
Total deposits	(79)	(162)	(241)
Repurchase agreements	(4)	(9)	(13)
Total net change in expense on interest-bearing liabilities	$(83)	$(171)	(254)
Total increase in net interest income			$359

Interest Income. Total interest income for the three months ended June 30, 2013, increased $105,000, or 0.9%, to $11.4 million, from $11.3 million for the same period in 2012. The increase was primarily attributable to higher yield on earning assets, partially offset by a decrease in average interest-earning assets during the 2013 period. Average interest-earning assets decreased $34.8 million to $954.9 million during the three months ended June 30, 2013 from $989.7 million during the three months ended June 30, 2012, primarily due to the decline in the loan portfolio balance and lower average cash deposits held in other banks. This decline in average interest-earning assets was offset by an increase in the yield on earning assets to 4.78% during the second quarter of 2013 as compared to 4.57% during the same period in 2012.

Net interest margin is significantly enhanced by accretable income on purchased loans from the acquisitions. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter the Company analyzes the cash flow assumptions on loan pools purchased in the LibertyBank Acquisition and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. During the three months ended June 30, 2013, the Company experienced prepayments on pooled loans and recoveries on previously charged-off loans, which resulted in accretion gains.

The Company’s net interest income and net interest margin continue to be reduced by an unfavorable interest-earning asset mix that is weighted heavily toward cash and investments (57.3% of interest earning assets during the three months ended June 30, 2013). This excess liquidity is primarily the result of the cash received in the LibertyBank Acquisition. It continues to adversely affect our asset yields as the weak lending and investing environment has limited our opportunities to invest this excess liquidity in higher yielding assets. We expect accretable yield will continue to be a significant component of loan income over the next several quarters. We believe net interest income will continue to perform below optimal levels due to the unfavorable asset mix. Additionally, as the acquired loan pools decline in balance, the impact of accretable yield is diminished. As a result, the Company expects net interest income to decline in 2013 as accretable yield declines compared to previous years. The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended June 30,				Increase/ (Decrease) in Interest and Dividend Income
	2013		2012
	Average Balance	Yield	Average Balance	Yield
Loans receivable, net of deferred fees	$407,675	8.59%	$443,699	8.14%	$(282)
Investments, available-for-sale	434,746	2.40	425,497	2.08	396
Interest-bearing deposits in other banks	95,200	0.26	102,785	0.28	(9)
FHLB stock	17,231	—	17,717	—	—
Total interest-earning assets	$954,852	4.78%	$989,698	4.57%	$105

Interest Expense. Interest expense decreased $254,000, or 25.2% to $753,000 for the three months ended June 30, 2013, compared to $1.0 million for the three months ended June 30, 2012. Average interest-bearing liabilities decreased $63.3 million between these periods to $686.6 million, and our cost of funds decreased to 0.44% for the three months ended June 30, 2013, compared to 0.54% for the same period in 2012.

The decline in average deposits during the three months ended June 30, 2013, compared to the same period in 2012, was due to maturities of certificates of deposit and a decline in money market account balances. Due to our high cash and investments balances, the low interest rate environment, and weak loan demand from creditworthy borrowers, the need for additional funding through certificates has been muted; therefore, we reduced our rates on deposits throughout 2012 and continuing into 2013, which caused balances of certificates of deposit to decline and our cost of funds to decrease.

The following table details average balances, cost of funds and the change in interest expense for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended June 30,				Decrease in Interest Expense
	2013		2012
	Average Balance	Rate	Average Balance	Rate
Savings deposits	$86,668	0.05%	$81,228	0.08%	$(6)
Interest-bearing demand deposits	249,761	0.16	243,635	0.18	(11)
Money market deposits	159,282	0.15	180,584	0.22	(40)
Certificates of deposit	189,582	1.23	239,706	1.28	(184)
Repurchase agreements	1,305	0.92	4,726	1.35	(13)
Total interest-bearing liabilities	$686,598	0.44%	$749,879	0.54%	$(254)

Approximately $96.5 million of certificates of deposit are scheduled to mature within the next twelve months from June 30, 2013.

Provision for Loan Losses. As a result of improved asset quality, including lower balances of delinquent and classified loans and the absence of significant charge-offs, a net reverse provision for loan losses of $(356,000) was recorded in connection with our analysis of losses in the loan portfolio for the three months ended June 30, 2013, compared to a net reverse provision for loan losses of $(434,000) for the same period in 2012. The current period net reverse provision included a $(364,000) reverse provision on noncovered loans and an $8,000 net provision on covered loans. The estimated indemnifiable portion for a negative provision for loan losses on covered loans is recorded as a decrease to the FDIC indemnification asset and a decrease in noninterest income, which totaled $6,000 for the three months ended June 30, 2013. The same offset to the provision for loan losses during the three months ended June 30, 2012 was $411,000, which was also recorded as a reduction of noninterest income.

We consider the allowance for loans losses at June 30, 2013, to be our best estimate of probable incurred losses inherent in the loan portfolio as of that date based on the assessment of the above-mentioned factors affecting the loan portfolio. While we believe the estimates and assumptions used in the determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income decreased $904,000, to $232,000 for the three months ended June 30, 2013 from $1.1 million for the three months ended June 30, 2012. Excluding the impact of the indemnification asset on noninterest income, noninterest income declined $692,000 during the three months ended June 30, 2013 compared to the same period in 2012. The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
Service charges and fees	$2,131	$2,274	$(143)	(6.3)%
Gain on sale of investments	231	603	(372)	(61.7)
Increase in cash surrender value of life insurance	118	122	(4)	(3.3)
FDIC indemnification provision	(6)	(411)	405	98.5
Impairment of FDIC indemnification asset	(2,322)	(1,705)	(617)	(36.2)
Other	80	253	(173)	(68.4)
Total noninterest income	$232	$1,136	$(904)	79.6%

Service charges and fees decreased $143,000 to $2.1 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012 due to lower overdraft fees and income from debit card interchange activity. The continued decline in overdraft fees was due to fewer “free checking” accounts which reduced the number of clients that typically incur overdraft fees. Regulatory guidance and the Company's risk management practices have caused further reductions in overdraft fees as fewer clients qualify for participation in our extended overdraft program, which exacerbated the decline in fee income.

Noninterest income also includes pre-tax gains on sales of investments of $231,000 during the three months ended June 30, 2013, compared to $603,000 for the three months ended June 30, 2012, and other income includes a net gain on the sale of REO and fixed assets of $25,000 for the three months ended June 30, 2013, compared to a gain of $116,000 on the sale of REO and fixed assets in the quarter ended June 30, 2012. Due to the abrupt increase in market interest rates during the three months ended June 30, 2013, we expect gains on sales of investments to decline in 2013 compared to 2012 unless interest rates fall and the fair value of our investments increase.

The FDIC indemnification provision represents the amount expected from the FDIC under loss sharing agreements due to incremental provisions for loan losses in the current period or the impairment (reduction) in the expected amounts to be recovered from the FDIC due to a negative provision in the current period. Impairment of the FDIC indemnification asset generally relates to the reduction in the amounts estimated to be received from the FDIC on pooled loans as a result of decreases in estimated losses on covered loans. During the three months ended June 30, 2013, impairment of the FDIC indemnification asset totaled $2.3 million compared to $1.7 million for the three months ended June 30, 2012. While reductions in estimated losses may cause impairment of the FDIC indemnification asset, interest income on loans generally is increased due to transfers from nonaccretable yield to accretable yield as expected cash flows are higher than previously estimated. The Company amortizes the impairment of the FDIC indemnification asset over the period that covered assets are subject to the loss sharing agreements with the FDIC while accretable yield is recorded over the estimated life of the loan. Therefore, a mismatch in timing between the recognition of accretable yield and impairment of the FDIC indemnification asset could negatively affect the Company's results of operations.

Noninterest Expense. Noninterest expense decreased $709,000, or 6.4%, to $10.4 million for the three months ended June 30, 2013, compared to $11.1 million during the three months ended June 30, 2012, as we experienced declines in nearly every category of noninterest expense as a result of branch closures and continued operating efficiency initiatives. Excluding the provision for REO, noninterest expense totaled $9.8 million for the three months ended June 30, 2013, compared to $10.8 million during the three months ended June 30, 2012, a decline of $1.0 million, or 8.9%. The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Three Months Ended June 30,		Decrease
	2013	2012	Amount	Percent
Compensation and benefits	$5,659	$6,175	$(516)	(8.4)%
Occupancy and equipment	1,374	1,514	(140)	(9.2)
Data processing	935	942	(7)	(0.7)
Advertising	166	223	(57)	(25.6)
Postage and supplies	215	247	(32)	(13.0)
Professional services	595	630	(35)	(5.6)
Insurance and taxes	453	561	(108)	(19.3)
Amortization of intangibles	118	144	(26)	(18.1)
Provision for REO	548	291	257	88.3
Other expenses	334	379	(45)	(11.9)
Total noninterest expense	$10,397	$11,106	$(709)	(6.4)%

Compensation and benefits decreased $516,000 or 8.4% to $5.7 million for the three months ended June 30, 2013 from $6.2 million for the three months ended June 30, 2012 due to branch closings in February 2013 and the consolidation of operations that occurred during 2012. These branch closures also reduced occupancy and equipment expense by $140,000 during the three months ended June 30, 2013 compared to the same year-ago period.

All other categories of expenses were $53,000 in the aggregate lower during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Insurance and taxes declined by $108,000 compared to the same quarter last year primarily as a result of a lower REO balance and reductions in our deposit insurance premiums. Provision for declines in the value of REO totaled $548,000 during the three months ended June 30, 2013, compared to $291,000 for the same period in 2012, primarily on a single commercial real estate property in the Idaho region.

Income Tax Provision. The income tax provision from continuing operations during the three months ended June 30, 2013 was $281,000 based on pre-tax income from operations of $856,000, which equates to an effective rate of 32.83%. This compares to an income tax provision from continuing operations of $211,000 based on pre-tax income of $770,000 for the three months ended June 30, 2012.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

General. Net income for the six months ended June 30, 2013, was $1.0 million, or $0.07 per diluted share, compared to a net income of $1.3 million, or $0.09 per diluted share, for the same period in 2012. Net interest margin decreased substantially to 4.31% during the six months ended June 30, 2013, from 4.54% during the six months ended June 30, 2012. Similarly, the Company's yield on earning assets decreased to 4.64% in the six months ended June 30, 2013, from 4.97% during the six months ended June 30, 2012.

Net Interest Income. Net interest income decreased $2.0 million, or 8.6%, to $20.7 million for the six months ended June 30, 2013, from $22.7 million for the six months ended June 30, 2012. The decrease in net interest income was primarily attributable to a decline in average loan balances, as well as a $5.1 million decline in accretable yield recognized in interest income on purchased loans as compared to the six months ended June 30, 2012.

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

	Six Months Ended June 30, 2013 Compared to June 30, 2012
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$(1,663)	$(1,598)	$(3,261)
Investments, available-for-sale	604	163	767
Interest-bearing deposits in other banks	(7)	(18)	(25)
Total net change in income on interest-earning assets	(1,066)	(1,453)	(2,519)
Interest-bearing liabilities:
Savings deposits	(21)	5	(16)
Interest-bearing demand deposits	(35)	5	(30)
Money market accounts	(80)	(20)	(100)
Certificates of deposit	(58)	(343)	(401)
Total deposits	(194)	(353)	(547)
Repurchase agreements	(6)	(12)	(18)
Total net change in expense on interest-bearing liabilities	$(200)	$(365)	(565)
Total decrease in net interest income			$(1,954)

Interest Income. Total interest income for the six months ended June 30, 2013, decreased $2.5 million, or 10.2%, to $22.3 million, from $24.8 million for the same period in 2012. The decrease during the period was primarily attributable to a decrease in the balance of loans purchased in the acquisitions and related accretable yield. Average interest-earning assets decreased $37.3 million to $960.5 million during the six months ended June 30, 2013 from $997.9 million during the six months ended June 30, 2012 primarily due to the decline in the loan portfolio and lower average cash deposits held in other banks. This decline in average interest-earning assets was compounded by a decrease in the yield on earning assets to 4.64% during the six months ended June 30, 2013 as compared to 4.97% during the same period in 2012.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Six Months Ended June 30,				Increase/ (Decrease) in Interest and Dividend Income
	2013		2012
	Average Balance	Yield	Average Balance	Yield
Loans receivable, net of deferred fees	$412,280	8.24%	$449,289	9.01%	$(3,261)
Investments, available-for-sale	432,312	2.40	417,311	2.11	767
Interest-bearing deposits in other banks	98,633	0.24	113,560	0.25	(25)
FHLB stock	17,304	—	17,717	—	—
Total interest-earning assets	$960,529	4.64%	$997,877	4.97%	$(2,519)

Interest Expense. Interest expense decreased $565,000, or 26.5% to $1.6 million for the six months ended June 30, 2013, compared to $2.1 million for the six months ended June 30, 2012. Average interest-bearing liabilities decreased $66.4 million between these periods to $696.5 million, and our cost of funds decreased to 0.45% for the six months ended June 30, 2013, compared to 0.56% for the same period in 2012.

The decline in average deposits during the six months ended June 30, 2013, compared to the same period in 2012, was due to maturities of certificates of deposit and a decline in money market account balances. The following table details average interest-bearing liability balances, cost of funds and the change in interest expense for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Six Months Ended June 30,				Decrease in Interest Expense
	2013		2012
	Average Balance	Rate	Average Balance	Rate
Savings deposits	$86,016	0.05%	$80,752	0.09%	$(16)
Interest-bearing demand deposits	248,788	0.16	245,697	0.19	(30)
Money market deposits	162,822	0.15	180,435	0.24	(100)
Certificates of deposit	195,867	1.23	251,240	1.28	(401)
Repurchase agreements	3,032	1.25	4,755	1.56	(18)
Total interest-bearing liabilities	$696,525	0.45%	$762,879	0.56%	$(565)

Provision for Loan Losses. A net reverse provision for loan losses of $(583,000) was recorded in connection with our analysis of losses in the loan portfolio for the six months ended June 30, 2013, compared to a net reverse provision for loan losses of $(1.2) million for the same period in 2012. The net reverse provision for the six months ended June 30, 2013, included a $(589,000) reverse provision on noncovered loans and a $6,000 net provision on covered loans. The estimated indemnifiable portion for a negative provision for loan losses on covered loans is recorded as a decrease to the FDIC indemnification asset and a decrease in noninterest income, which totaled $47,000 for the six months ended June 30, 2013. The same offset to the provision for loan losses during the six months ended June 30, 2012 was $1.2 million, which was also recorded as a reduction of noninterest income.

Noninterest Income. Noninterest income increased $701,000, to $730,000 for the six months ended June 30, 2013 from $29,000 for the six months ended June 30, 2012. Excluding the impact of the FDIC indemnification asset, noninterest income declined $1.2 million for the six months ended June 30, 2013, to $5.1 million compared to $6.3 million in the prior year.

The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
Service charges and fees	$4,114	$4,381	$(267)	(6.1)%
Gain on sale of investments	485	1,138	(653)	(57.4)
Increase in cash surrender value of life insurance	234	242	(8)	(3.3)
FDIC indemnification provision	(47)	(1,230)	1,183	96.2
Impairment of FDIC indemnification asset	(4,316)	(5,048)	732	14.5
Other income	260	546	(286)	(52.4)
Total noninterest income	$730	$29	$701	2,417.2%

Service charges and fees decreased $267,000 to $4.1 million for the six months ended June 30, 2013, compared to $4.4 million for the six months ended June 30, 2012 due to lower overdraft fees and income from debit card interchange activity.

Noninterest income also includes pre-tax gains on sales of investments of $485,000 during the six months ended June 30, 2013, compared to $1.1 million for the six months ended June 30, 2012, and other income includes a net gain on the sale of REO and fixed assets of $106,000 for the six months ended June 30, 2013, compared to a gain of $372,000 on the sale of REO and fixed assets in the six months ended June 30, 2012.

During the six months ended June 30, 2013, impairment of the FDIC indemnification asset totaled $4.3 million compared to $5.0 million for the six months ended June 30, 2012.

Noninterest Expense. Noninterest expense decreased $1.6 million, or 7.1%, to $20.5 million for the six months ended June 30, 2013, compared to $22.1 million during the six months ended June 30, 2012, as we experienced declines in each category of noninterest expense due to branch closures and continued operating efficiency initiatives. The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
Compensation and benefits	$11,669	$12,312	$(643)	(5.2)%
Occupancy and equipment	2,794	3,077	(283)	(9.2)
Data processing	1,863	1,947	(84)	(4.3)
Advertising	289	377	(88)	(23.3)
Postage and supplies	421	553	(132)	(23.9)
Professional services	1,119	1,269	(150)	(11.8)
Insurance and taxes	804	1,082	(278)	(25.7)
Amortization of intangibles	242	296	(54)	(18.2)
Provision for REO	643	398	245	61.6
Other expenses	650	755	(105)	(13.9)
Total noninterest expense	$20,494	$22,066	$(1,572)	(7.1)%

Compensation and benefits decreased $643,000, or 5.2%, to $11.7 million for the six months ended June 30, 2013, from $12.3 million for the six months ended June 30, 2012, due to branch closings in February 2013 and the consolidation of operations that occurred during 2012. These branch closures also reduced occupancy and equipment expense by $283,000 during the six months ended June 30, 2013 compared to same the year-ago period.

All other categories of expenses were $646,000 in the aggregate lower during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Insurance and taxes declined by $278,000 compared to the six months ended June 30, 2012 primarily as a result of a lower REO balance and reductions in our deposit insurance premiums. Provision for declines in the value of REO totaled $643,000 during the six months ended June 30, 2013, compared to $398,000 for the same period in 2012.

Income Tax Provision. The income tax provision from continuing operations during the six months ended June 30, 2013 was $503,000 based on pre-tax income from operations of $1.5 million, which equates to an effective rate of

32.68%. This compares to an income tax provision from continuing operations of $593,000 based on pre-tax income of $1.9 million for the six months ended June 30, 2012.

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

Certificates of deposit scheduled to mature in one year or less at June 30, 2013, totaled $96.5 million, which represented 51.8% of our certificates in our deposit portfolio at June 30, 2013. Historically, the Bank has been able to retain a significant amount of deposits as they mature. Since loan demand has slowed and in order to reduce our cost of funds, we have been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in expected deposit runoff at a higher pace than the Bank has historically experienced. Nonetheless, we believe the Company has adequate resources to fund loan and other commitments through growth in core deposits, FHLB advances, loan repayments and maturing investment securities.

The Bank is approved to borrow at the Discount Window of the Federal Reserve Bank of San Francisco and could use that facility as a funding source to meet commitments and for liquidity purposes. The Bank also holds a $25.0 million line of credit with a third-party bank. There were no funds drawn on this line of credit at June 30, 2013.

We also had the ability at June 30, 2013 to borrow $84.9 million from the Federal Home Loan Bank of Seattle. We had no borrowed funds on this line at June 30, 2013; however, we are dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands. However, our mortgage-backed securities are marketable and could be sold to obtain cash to meet liquidity demands should our access to FHLB funding be impaired.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of June 30, 2013, (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Fixed rate	$27,225
Adjustable rate	22,030
Undisbursed balance of loans	20,409
Unused lines of credit	62,437
Commercial letters of credit	805
Total	$132,906

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Company's consolidated capital ratios at June 30, 2013 were as follows: Tier 1 capital 15.61%; Tier 1 (core) risk-based capital 37.31%; and total risk-based capital 38.58%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. The Bank's regulatory capital ratios at June 30, 2013 were as follows: Tier 1 capital 13.74%; Tier 1 (core) risk-based capital 32.64%; and total risk-based capital 33.91%. As of June 30, 2013, the Bank also exceeded all regulatory capital requirements.

Cyber Risks

As a financial institution that services over 80,000 accounts through 24 branches, the Internet and other distribution channels, we depend on our ability, and the abilities of several third party vendors, to process, record and monitor a large number of customer transactions on a continuous basis. As our customer base and locations have expanded through acquisition and organic growth, and as customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure have been, and must continue to be, safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

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

As a result of the significant level of cash assumed in the LibertyBank Acquisition and tepid loan demand in our primary markets, we have a greater-than-peer concentration of our assets in cash and investments. All of our investments are classified as available-for-sale and are reported at fair value on the Consolidated Balance Sheets. The recent abrupt rise in long-term market interest rates reduced the fair value of our investments and caused a decline in the unrealized gain on investments, net of taxes, by $9.9 million between December 31, 2012 and June 30, 2013. At June 30, 2013, we estimate an immediate increase in market interest rates of 100 and 200 basis points would cause a decline in the fair value of our investments of 4.59% and 9.11%, respectively.

At June 30, 2013, the Company had no off-balance sheet derivative financial instruments, and the Company did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company's 2012 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing, ongoing operational changes and the integration of the application systems of acquired businesses. These controls also relate to the accounting and reporting for acquired loans, which is highly subjective and requires significant estimation of future events. The Company also continued to implement control enhancements to remediate findings and deficiencies identified by its internal auditor and independent registered public accounting firm.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of the Company's 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any common stock during the quarter ended June 30, 2013.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction (1)
2.2	Purchase and Assumption Agreement for LibertyBank Transaction (8)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (9)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams (7)
10.2	Amended Severance Agreement with Eric S. Nadeau (7)
10.3	Amended Severance Agreement with R. Shane Correa (7)
10.4	Amended Severance Agreement with Cindy L. Bateman (7)
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (3)
10.6	Amended Director Retirement Plan entered into by Home Federal Bank with each of its Directors *
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.8
Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, and Lynn A. Sander (2)

10.9	Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens (2)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Len E. Williams (7)
10.11	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Eric S. Nadeau (7)
10.12	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with R. Shane Correa (10)
10.13	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (4)
10.14	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (4)
10.15	Transition Agreement with Daniel L. Stevens (5)
10.16	2008 Equity Incentive Plan (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Stockholders’ Equity; (4) Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements.* (11)

*	Filed herewith

†	Copies of these exhibits are available upon written request to Eric S. Nadeau, Secretary, Home Federal Bancorp, Inc., 500 12th Avenue South, Nampa, Idaho 83651.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2009

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-146289) dated September 25, 2007

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-127858)

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 21, 2006

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-157540)

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 30, 2010

(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form 8-K dated April 2, 2012

(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2011

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

Home Federal Bancorp, Inc.

Date: August 8, 2013	/s/ Len E. Williams
Len E. Williams President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2013	/s/ Eric S. Nadeau
Eric S. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.6	Amended Director Retirement Plan entered into by Home Federal Bank with each of its Directors
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.