Form 10-Q
period 2013-09-30
Home Federal Bancorp, Inc.
filed 2013-11-08
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value per share, 14,523,315 shares outstanding as of November 1, 2013.

HOME FEDERAL BANCORP, INC.
FORM 10-Q

Item 1. Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY	September 30,	December 31,
CONSOLIDATED BALANCE SHEETS	2013	2012
(In thousands, except share data) (unaudited)
ASSETS
Cash and cash equivalents	$102,269	$115,529
Investments available-for-sale, at fair value	414,026	420,505
FHLB stock, at cost	16,929	17,401
Loans receivable, net of allowance for loan losses of $10,583 and $12,528	401,842	409,846
Accrued interest receivable	2,852	2,776
Property and equipment, net	26,592	29,057
Bank owned life insurance (“BOLI”)	15,635	15,938
Real estate owned and other repossessed assets (“REO”)	6,513	10,386
FDIC indemnification receivable, net	6,129	10,846
Core deposit intangible	2,168	2,523
Deferred tax assets, net	15,853	9,022
Other assets	5,022	4,791
TOTAL ASSETS	$1,015,830	$1,048,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$161,335	$142,207
Interest-bearing demand	247,099	248,836
Money market	158,231	167,202
Savings	86,792	83,401
Certificates	178,319	209,242
Total deposit accounts	831,776	850,888

Advances by borrowers for taxes and insurance	1,334	490
Accrued interest payable	127	167
Deferred compensation	6,422	6,149
Repurchase agreements	511	4,775
Other liabilities	5,490	6,366
Total liabilities	845,660	868,835

STOCKHOLDERS’ EQUITY
Serial preferred stock, $0.01 par value; 10,000,000 authorized; issued and outstanding: none	—	—
Common stock, $0.01 par value; 90,000,000 authorized; issued and outstanding:	145	145
Sep. 30, 2013 - 17,542,217 issued; 14,522,196 outstanding
Dec. 31, 2012 - 17,512,997 issued; 14,453,399 outstanding
Additional paid-in capital	133,354	131,934
Retained earnings	45,942	46,337
Unearned shares issued to employee stock ownership plan (“ESOP”)	(6,254)	(6,823)
Accumulated other comprehensive income (loss)	(3,017)	8,192
Total stockholders’ equity	170,170	179,785
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,015,830	$1,048,620

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans	$7,762	$10,150	$24,751	$30,400
Investments	2,661	2,249	7,841	6,662
Other interest income	51	38	167	179
Total interest income	10,474	12,437	32,759	37,241
Interest expense:
Deposits	707	891	2,253	2,984
Repurchase agreements	0	17	19	54
Total interest expense	707	908	2,272	3,038
Net interest income	9,767	11,529	30,487	34,203
Provision for loan losses	(970)	105	(1,553)	(1,112)
Net interest income after provision for loan losses	10,737	11,424	32,040	35,315
Noninterest income:
Service charges and fees	2,120	2,110	6,234	6,491
Gain on sale of investments ($485 of gains during the nine months ended September 30, 2013, are comprised of accumulated other comprehensive income reclassifications)	—	79	485	1,217
Increase in cash surrender value of BOLI	116	122	350	365
FDIC indemnification recovery (provision)	(648)	50	(695)	(1,180)
Impairment of FDIC indemnification asset, net	(1,164)	(2,994)	(5,480)	(8,042)
Other income	331	282	591	827
Total noninterest income	755	(351)	1,485	(322)
Noninterest expense:
Compensation and benefits	5,822	5,717	17,491	18,029
Occupancy and equipment	1,302	1,466	4,096	4,543
Data processing	860	920	2,723	2,867
Advertising	138	219	427	596
Postage and supplies	195	210	616	763
Professional services	702	678	1,821	1,947
Insurance and taxes	427	503	1,231	1,585
Amortization of intangibles	112	137	354	433
Provision for REO	1	56	644	454
Other expenses	374	580	1,024	1,335
Total noninterest expense	9,933	10,486	30,427	32,552
Income before income taxes	1,559	587	3,098	2,441
Income tax provision	506	265	1,009	858
Net income	$1,053	$322	$2,089	$1,583

Earnings per common share:
Basic	$0.08	$0.02	$0.15	$0.11
Diluted	0.08	0.02	0.15	0.11
Weighted average number of shares outstanding:
Basic	13,742,613	14,109,468	13,696,484	14,505,210
Diluted	13,836,734	14,117,621	13,776,096	14,505,210

Dividends declared per share:	$0.06	$0.06	$0.18	$0.17

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Comprehensive income (loss):
Net income	$1,053	$322	$2,089	$1,583
Other comprehensive income (loss):
Change in unrealized holding gain (loss) on securities available-for-sale, net of taxes of $(847), $1,282, $(6,963) and $2,687, respectively	(1,328)	2,009	(10,913)	4,212
Adjustment for realized gains, net of taxes of $0, $(31), $(189) and $(474), respectively	—	(48)	(296)	(743)
Other comprehensive income (loss)	(1,328)	1,961	(11,209)	3,469
Comprehensive income (loss)	$(275)	$2,283	$(9,120)	$5,052

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data) (unaudited)			Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to ESOP	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2012	14,453,399	$145	$131,934	$46,337	$(6,823)	$8,192	$179,785
Restricted stock issued, net of forfeitures	45,457	—					—
Repurchased restricted stock to pay taxes	(5,880)		(73)				(73)
ESOP shares committed to be released			172		569		741
Exercise of stock options	29,220		341				341
Share-based compensation			982				982
Dividends paid ($0.18 per share)				(2,484)			(2,484)
Tax adjustments for equity comp. plans			(2)				(2)
Net income				2,089			2,089
Other comprehensive loss						(11,209)	(11,209)
Balance at September 30, 2013	14,522,196	$145	$133,354	$45,942	$(6,254)	$(3,017)	$170,170

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,089	$1,583
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	2,111	2,292
Amortization of core deposit intangible	354	433
Impairment of FDIC indemnification receivable	5,480	8,042
Net amortization of premiums and discounts on investments	2,102	4,311
Gain on sale of investments available-for-sale (“AFS”)	(485)	(1,217)
Gain on insurance proceeds	(161)	—
Gain on sale of fixed assets and repossessed assets	(233)	(554)
ESOP shares committed to be released	741	592
Share based compensation expense	982	758
Provision for loan losses	(1,553)	(1,112)
Valuation allowance on real estate and other property owned	644	454
Accrued deferred compensation expense, net	273	185
Net deferred loan fees	130	203
Deferred income tax provision (benefit)	321	(4,495)
Net increase in cash surrender value of BOLI	(350)	(365)
Change in assets and liabilities:
Interest receivable	(76)	(205)
Other assets	(250)	(2,227)
Interest payable	(39)	(46)
Other liabilities	(879)	(1,938)
Net cash provided from operating activities	11,201	6,694
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments, maturities and calls of investments AFS	78,166	77,602
Proceeds from sales of investments AFS	19,460	62,849
Purchase of investments AFS	(111,124)	(182,435)
Proceeds from redemption of FHLB stock	473	158
Reimbursement (repayment) of loan losses under loss share agreement	(492)	2,932
Net decrease in loans	7,864	28,493
Loans purchased	—	(7,711)
Proceeds from sales of fixed assets and repossessed assets	5,444	14,980
Purchases of fixed assets	(318)	(682)
Proceeds from BOLI policies	814	—
Net cash provided from (used by) investing activities	287	(3,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(19,112)	(47,717)
Net increase in advances by borrowers for taxes and insurance	844	963
Net decrease in repurchase agreements	(4,264)	(155)
Repurchased restricted stock to pay taxes	(73)	(87)
Proceeds from exercise of stock options	341	—
Repurchases of common stock	—	(11,464)
Dividends paid	(2,484)	(2,479)
Net cash used by financing activities	(24,748)	(60,939)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,260)	(58,059)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,529	144,293
CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,269	$86,234

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (unaudited)	Nine Months Ended September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,312	$3,084
Income taxes	865	7,489

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$1,630	$9,851
Fair value adjustment to securities AFS, net of taxes	(11,209)	3,469
Transfer of fixed assets into REO	609	—

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

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for future periods.

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

Note 3 – Earnings Per Share (“EPS”)

Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period, which excludes the participating securities (securities that may participate in undistributed earnings with common stock). Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$1,053	$322	$2,089	$1,583
Allocated to participating securities	(7)	(3)	(15)	(14)
Net income allocated to common stock	$1,046	$319	$2,074	$1,569

Weighted average common shares outstanding, gross	14,485,554	14,964,693	14,468,721	15,377,013
Less: Average unearned ESOP shares	(651,909)	(729,749)	(671,370)	(749,210)
Less: Average participating securities	(91,032)	(125,476)	(100,867)	(122,593)
Weighted average common shares outstanding, net	13,742,613	14,109,468	13,696,484	14,505,210
Net effect of dilutive stock options	94,121	8,153	79,612	—
Weighted average shares and common stock equivalents	13,836,734	14,117,621	13,776,096	14,505,210
Income per common share:
Basic	$0.08	$0.02	$0.15	$0.11
Diluted	0.08	0.02	0.15	0.11
Options excluded from the calculation due to their anti-dilutive effect on EPS	322,349	968,092	361,399	968,092

Note 4 – Investments

The Company’s investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk, and generally limit investments to mortgage-backed securities, securities issued by U.S. Government-sponsored enterprises (“GSE”), municipal bonds, certificates of deposit and marketable corporate debt obligations. Investments available-for-sale consisted of the following at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
September 30, 2013
Obligations of U.S. GSE	$57,157	$331	$(1,417)	$56,071	13.5%
Obligations of states and political subdivisions	42,025	578	(1,315)	41,288	10.0
U.S. Treasury bonds	9,604	—	(1,117)	8,487	2.1
Mortgage-backed securities, GSE-issued	309,933	5,155	(7,152)	307,936	74.3
Mortgage-backed securities, private label	249	—	(5)	244	0.1
Total	$418,968	$6,064	$(11,006)	$414,026	100.0%

December 31, 2012
Obligations of U.S. GSE	$56,179	$1,481	$—	$57,660	13.7%
Obligations of states and political subdivisions	38,932	2,009	(51)	40,890	9.7
Mortgage-backed securities, GSE-issued	311,690	10,116	(134)	321,672	76.5
Mortgage-backed securities, private label	287	—	(4)	283	0.1
Total	$407,088	$13,606	$(189)	$420,505	100.0%

For the nine months ended September 30, 2013 and 2012, proceeds from sales of investments available-for-sale amounted to $19.5 million and $62.8 million, respectively. Gross realized gains for the nine months ended September 30, 2013 and 2012 were $518,000 and $1.2 million respectively, against gross realized losses of $33,000 and $0, respectively. All gains and losses were included in noninterest income on the Consolidated Statements of Operations.

The fair value of investments with unrealized losses, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2013 and December 31, 2012, were as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
Obligations of U.S. GSE	$31,276	$(1,417)	$—	$—	$31,276	$(1,417)
Obligations of states and political subdivisions	27,639	(1,315)	—	—	27,639	(1,315)
U.S. Treasury bonds	8,487	(1,117)	—	—	8,487	(1,117)
Mortgage-backed securities, GSE-issued	144,722	(7,150)	111	(2)	144,833	(7,152)
Mortgage-backed securities, private label	—	—	244	(5)	244	(5)
Total	$212,124	$(10,999)	$355	$(7)	$212,479	$(11,006)

December 31, 2012
Obligations of states and political subdivisions	$6,117	$(51)	$—	$—	$6,117	$(51)
Mortgage-backed securities, GSE-issued	20,461	(131)	114	(3)	20,575	(134)
Mortgage-backed securities, private label	—	—	283	(4)	283	(4)
Total	$26,578	$(182)	$397	$(7)	$26,975	$(189)

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

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$10,006	$10,047	$14,136	$14,206
Due after one year through five years	3,333	3,506	7,051	7,280
Due after five years through ten years	23,725	23,760	20,719	21,908
Due after ten years	71,722	68,533	53,205	55,156

Mortgage-backed securities	310,182	308,180	311,977	321,955
Total	$418,968	$414,026	$407,088	$420,505

As of September 30, 2013, and December 31, 2012, the Bank pledged investments for the following obligations (in thousands):

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
FHLB borrowings	$17,076	$18,408	$23,482	$25,397
Federal Reserve Bank	805	836	1,166	1,222
Repurchase agreements	5,421	5,632	4,607	4,855
Deposits of municipalities and public units	7,605	8,111	9,871	10,573
Total	$30,907	$32,987	$39,126	$42,047

Note 5 – Loans and Leases Receivable and the Allowance for Loan Losses

Loans and leases receivable are summarized as follows at September 30, 2013, and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$72,039	17.5%	$87,833	20.8%
Multifamily residential	38,532	9.3	34,377	8.1
Commercial	176,467	42.8	185,132	43.8
Total real estate	287,038	69.6	307,342	72.7
Real estate construction:
One-to-four family residential	24,362	5.9	13,016	3.1
Multifamily residential	4,598	1.1	520	0.1
Commercial and land development	25,169	6.1	25,391	6.0
Total real estate construction	54,129	13.1	38,927	9.2
Consumer:
Home equity	37,970	9.2	41,793	9.9
Automobile	844	0.2	966	0.2
Other consumer	3,067	0.8	4,012	1.1
Total consumer	41,881	10.2	46,771	11.2
Commercial business	29,422	7.1	29,249	6.9
Gross loans	412,470	100.0%	422,289	100.0%
Deferred loan (fees) costs, net	(45)		85
Allowance for loan losses	(10,583)		(12,528)
Loans receivable, net	$401,842		$409,846

The following tables present loans at their recorded investment. Recorded investment includes the unpaid principal balance, net of purchase adjustments, plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was $1.1 million at both September 30, 2013, and December 31, 2012.

Delinquent and nonaccrual loans. The following tables present the recorded investment in nonperforming loans and an aging of performing loans by class as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$2,790	$—	$2,790	$—	$117	$62,470	$65,377
Multifamily residential	780	—	780	—	—	36,013	36,793
Commercial real estate	114	—	114	—		134,279	134,393
Total real estate	3,684	—	3,684	—	117	232,762	236,563
Real estate construction:
One-to-four family residential	596	—	596	—	—	23,676	24,272
Multifamily residential	—	—	—	—	—	4,598	4,598
Commercial real estate	185	—	185	—	—	21,066	21,251
Total real estate construction	781	—	781	—	—	49,340	50,121
Consumer:
Home equity	473	—	473	—	29	29,135	29,637
Automobile	6	—	6	—	—	733	739
Other consumer	—	—	—	5	—	2,527	2,532
Total consumer	479	—	479	5	29	32,395	32,908
Commercial business	223	—	223	—	—	23,164	23,387
Total noncovered loans	5,167	—	5,167	5	146	337,661	342,979
Covered loans
Real estate:
One-to-four family residential	243	—	243	—	332	6,144	6,719
Multifamily residential	68	—	68	—	—	2,516	2,584
Commercial real estate	3,301	—	3,301	—		38,809	42,110
Total real estate	3,612	—	3,612	—	332	47,469	51,413
Commercial real estate construction	223	—	223	—	—	3,655	3,878
Consumer:
Home equity	34	—	34	—	—	8,515	8,549
Automobile	—	—	—	9	—	96	105
Other consumer	—	—	—	—	—	566	566
Total consumer	34	—	34	9	—	9,177	9,220
Commercial business	—	—	—	—	—	6,029	6,029
Total covered loans	3,869	—	3,869	9	332	66,330	70,540
Total gross loans	$9,036	$—	$9,036	$14	$478	$403,991	$413,519

	December 31, 2012
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$3,240	$—	$3,240	$498	$217	$75,741	$79,696
Multifamily residential	825	—	825	—	—	30,228	31,053
Commercial real estate	3,727	—	3,727	—		132,825	136,552
Total real estate	7,792	—	7,792	498	217	238,794	247,301
Real estate construction:
One-to-four family residential	593	—	593	—	—	12,423	13,016
Multifamily residential	—	—	—	—	—	520	520
Commercial real estate	218	—	218	—	—	19,756	19,974
Total real estate construction	811	—	811	—	—	32,699	33,510
Consumer:
Home equity	643	—	643	31	7	30,979	31,660
Automobile	—	—	—	—	3	752	755
Other consumer	—	—	—	13	—	3,257	3,270
Total consumer	643	—	643	44	10	34,988	35,685
Commercial business	351	—	351	—	—	17,183	17,534
Total noncovered loans	9,597	—	9,597	542	227	323,664	334,030
Covered loans
Real estate:
One-to-four family residential	338	—	338	—	—	7,835	8,173
Multifamily residential	—	—	—	—	—	3,325	3,325
Commercial real estate	4,108	—	4,108	—		44,471	48,579
Total real estate	4,446	—	4,446	—	—	55,631	60,077
Commercial real estate construction	248	—	248	—	—	5,169	5,417
Consumer:
Home equity	85	—	85	30	—	10,164	10,279
Automobile	—	—	—	—	—	210	210
Other consumer	10	—	10	5	5	742	762
Total consumer	95	—	95	35	5	11,116	11,251
Commercial business	—	—	—	—	—	12,699	12,699
Total covered loans	4,789	—	4,789	35	5	84,615	89,444
Total gross loans	$14,386	$—	$14,386	$577	$232	$408,279	$423,474

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

As of September 30, 2013, and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

	September 30, 2013
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$61,729	$—	$—	$3,648	$—	$65,377
Multifamily residential	35,859	20	45	869	—	36,793
Commercial real estate	108,234	9,672	9,577	6,910	—	134,393
Total real estate	205,822	9,692	9,622	11,427	—	236,563
Real estate construction:
One-to-four family residential	21,606	2,070	—	596	—	24,272
Multifamily residential	4,598	—	—	—	—	4,598
Commercial real estate	20,897	169	—	185	—	21,251
Total real estate construction	47,101	2,239	—	781	—	50,121
Consumer:
Home equity	29,120	44	—	473	—	29,637
Automobile	723	10	—	6	—	739
Other consumer	2,477	32	15	8	—	2,532
Total consumer	32,320	86	15	487	—	32,908
Commercial business	21,972	1,049	96	270	—	23,387
Total noncovered loans	307,215	13,066	9,733	12,965	—	342,979
Covered loans
Real estate:
One-to-four family residential	3,179	149	—	3,391	—	6,719
Multifamily residential	1,934	187	—	463	—	2,584
Commercial real estate	27,303	908	2,380	11,519	—	42,110
Total real estate	32,416	1,244	2,380	15,373	—	51,413
Commercial real estate construction	3,656	—	—	222	—	3,878
Consumer:
Home equity	8,409	3	103	34	—	8,549
Automobile	96	9	—	—	—	105
Other consumer	532	34	—	—	—	566
Total consumer	9,037	46	103	34	—	9,220
Commercial business	3,592	933	792	712	—	6,029
Total covered loans	48,701	2,223	3,275	16,341	—	70,540
Total gross loans	$355,916	$15,289	$13,008	$29,306	$—	$413,519

	December 31, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$74,974	$603	$—	$4,119	$—	$79,696
Multifamily residential	30,073	—	39	941	—	31,053
Commercial real estate	91,684	11,477	11,456	21,935	—	136,552
Total real estate	196,731	12,080	11,495	26,995	—	247,301
Real estate construction:
One-to-four family residential	11,771	594	—	651	—	13,016
Multifamily residential	520	—	—	—	—	520
Commercial real estate	19,365	391	—	218	—	19,974
Total real estate construction	31,656	985	—	869	—	33,510
Consumer:
Home equity	30,901	116	—	643	—	31,660
Automobile	755	—	—	—	—	755
Other consumer	3,159	26	21	64	—	3,270
Total consumer	34,815	142	21	707	—	35,685
Commercial business	16,249	675	175	435	—	17,534
Total noncovered loans	279,451	13,882	11,691	29,006	—	334,030
Covered loans
Real estate:
One-to-four family residential	3,494	151	—	4,528	—	8,173
Multifamily residential	2,617	205	—	503	—	3,325
Commercial real estate	22,272	10,302	1,813	14,192	—	48,579
Total real estate	28,383	10,658	1,813	19,223	—	60,077
Real estate construction:	849	3,939	—	629	—	5,417
Consumer:
Home equity	10,024	109	—	146	—	10,279
Automobile	210	—	—	—	—	210
Other consumer	725	12	—	25	—	762
Total consumer	10,959	121	—	171	—	11,251
Commercial business	8,361	742	1,175	2,421	—	12,699
Total covered loans	48,552	15,460	2,988	22,444	—	89,444
Total gross loans	$328,003	$29,342	$14,679	$51,450	$—	$423,474

Impaired loans. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement with the borrower. Additionally, all troubled debt restructurings (“TDRs”) are considered impaired.

The following table presents loans deemed impaired by class of loans as of and during the three and nine months ended September 30, 2013 (in thousands):

	September 30, 2013			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$3,564	$3,038	$—	$3,130	$3,344
Commercial real estate	3,960	3,878	—	3,895	6,028
Total real estate	7,524	6,916	—	7,025	9,372
Real estate construction:
One-to-four family residential	379	357	—	335	294
Commercial real estate	185	185	—	189	180
Total real estate construction	564	542	—	524	474
Home equity	412	277	—	301	363
Commercial business	232	232	—	245	313
Total noncovered loans with no related allowance	8,732	7,967	—	8,095	10,522
With an allowance recorded:
Real estate:
One-to-four family residential	1,009	1,006	(270)	1,013	1,031
Multifamily residential	780	780	(66)	788	803
Commercial real estate	86	86	(3)	88	216
Total real estate	1,875	1,872	(339)	1,889	2,050
Real estate construction:
One-to-four family residential	239	239	(60)	279	333
Commercial real estate	—	—	—	—	18
Total real estate construction	239	239	(60)	279	351
Consumer:
Home equity	210	210	(117)	213	218
Automobile	5	5	(1)	5	3
Total consumer	215	215	(118)	218	221
Total noncovered loans with an allowance recorded	2,329	2,326	(517)	2,386	2,622
Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	—	—	—	—	31
Multifamily residential	68	68	—	34	17
Commercial real estate	2,904	2,149	—	2,168	2,439
Total real estate	2,972	2,217	—	2,202	2,487
Commercial real estate construction	493	223	—	226	233
Home equity	415	34	—	35	72
Commercial business	—	—	—	—	3
Total covered loans with no related allowance	3,880	2,474	—	2,463	2,795
Total impaired loans	$14,941	$12,767	$(517)	$12,944	$15,939

At September 30, 2013, the unpaid principal balance for purposes of this table includes $2.2 million that was partially charged-off but not forgiven.

The following table presents loans deemed impaired by class of loans as of December 31, 2012, and during the three and nine months ended September 30, 2012 (in thousands):

	December 31, 2012			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$4,259	$3,620	$—	$3,389	$3,998
Commercial real estate	7,403	7,316	—	4,881	4,273
Total real estate	11,662	10,936	—	8,270	8,271
Real estate construction:
One-to-four family residential construction	317	259	—	277	341
Commercial real estate	146	146	—	229	114
Total real estate construction	463	405	—	506	455
Consumer:
Home equity	758	434	—	437	631
Automobile	—	—	—	—	23
Other consumer	—	—	—	—	8
Total consumer	758	434	—	437	662
Commercial business	360	361	—	362	383
Total noncovered loans with no related allowance	13,243	12,136	—	9,575	9,771
With an allowance recorded:
Real estate:
One-to-four family residential	1,057	1,057	(309)	1,365	1,477
Multifamily residential	825	825	(114)	847	423
Commercial real estate	347	347	(41)	4,607	5,368
Total real estate	2,229	2,229	(464)	6,819	7,268
Real estate construction:
One-to-four family residential construction	392	392	(145)	376	387
Commercial real estate	72	72	(12)	203	302
Total real estate construction	464	464	(157)	579	689
Home equity	224	224	(171)	288	294
Total noncovered loans with an allowance recorded	2,917	2,917	(792)	7,686	8,251
Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	63	63	—	32	215
Commercial real estate	3,027	2,548	—	2,560	2,641
Total real estate	3,090	2,611	—	2,592	2,856
Commercial real estate construction	508	248	—	263	481
Home equity	633	85	—	100	157
Commercial business and leases	10	10	—	8	425
Total covered loans with no related allowance	4,241	2,954	—	2,963	3,919
Total impaired loans	$20,401	$18,007	$(792)	$20,224	$21,941

At December 31, 2012, the unpaid principal balance for purposes of this table includes $2.4 million that was partially charged-off but not forgiven. Interest income recorded on impaired loans was immaterial during the three and nine months ended September 30, 2013 and 2012.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Allowance for Loan Losses				Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Noncovered loans
Real estate	$339	$4,310	$—	$4,649	$8,788	$227,775	$—	$236,563
Construction	60	1,275	—	1,335	781	49,340	—	50,121
Consumer	118	1,232	—	1,350	487	31,317	1,104	32,908
Commercial business	—	461	—	461	232	23,155	—	23,387
Total noncovered	517	7,278	—	7,795	10,288	331,587	1,104	342,979
Covered loans
Real estate	—	729	1,020	1,749	2,217	19,867	29,329	51,413
Construction	—	76	49	125	223	845	2,810	3,878
Consumer	—	111	222	333	34	4,653	4,533	9,220
Commercial business	—	121	460	581	—	2,542	3,487	6,029
Total covered	—	1,037	1,751	2,788	2,474	27,907	40,159	70,540
Total	$517	$8,315	$1,751	$10,583	$12,762	$359,494	$41,263	$413,519

	December 31, 2012
	Allowance for Loan Losses				Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Noncovered loans
Real estate	$464	$4,715	$—	$5,179	$13,165	$234,136	$—	$247,301
Construction	157	809	—	966	869	32,641	—	33,510
Consumer	171	1,627	—	1,798	658	33,437	1,590	35,685
Commercial business	—	668	—	668	361	17,173	—	17,534
Total noncovered	792	7,819	—	8,611	15,053	317,387	1,590	334,030
Covered loans
Real estate	—	704	1,452	2,156	2,611	21,725	35,741	60,077
Construction	—	179	295	474	248	1,857	3,312	5,417
Consumer	—	281	278	559	85	5,263	5,893	11,241
Commercial business	—	169	559	728	10	3,832	8,867	12,709
Total covered	—	1,333	2,584	3,917	2,954	32,677	53,813	89,444
Total	$792	$9,152	$2,584	$12,528	$18,007	$350,064	$55,403	$423,474

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013 and 2012 was as follows (in thousands):

	As of June 30, 2013	Provisions	Charge-Offs	Recoveries	As of September 30, 2013
Noncovered loans
Real estate	$5,054	$(395)	$(16)	$6	$4,649
Construction	1,175	121	(18)	57	1,335
Consumer	1,404	(75)	(26)	47	1,350
Commercial business	392	68	—	1	461
Total noncovered loans	8,025	(281)	(60)	111	7,795
Covered loans
Real estate	1,844	(5)	(94)	4	1,749
Construction	184	(621)	(52)	614	125
Consumer	272	(11)	(7)	79	333
Commercial business	774	(52)	(165)	24	581
Total covered loans	3,074	(689)	(318)	721	2,788
Total	$11,099	$(970)	$(378)	$832	$10,583

	As of June 30, 2012	Provisions	Charge-Offs	Recoveries	As of September 30, 2012
Noncovered loans
Real estate	$5,311	$(165)	$(166)	$38	$5,018
Construction	840	126	—	2	968
Consumer	2,047	74	(190)	24	1,955
Commercial business	707	(35)	(2)	3	673
Total noncovered loans	8,905	—	(358)	67	8,614
Covered loans
Real estate	871	744	—	403	2,018
Construction	1,721	(1,439)	(12)	123	393
Consumer	665	188	(259)	—	594
Commercial business	458	612	(132)	31	969
Total covered loans	3,715	105	(403)	557	3,974
Total	$12,620	$105	$(761)	$624	$12,588

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	As of December 31, 2012	Provisions	Charge-Offs	Recoveries	As of September 30, 2013
Noncovered loans
Real estate	$5,179	$(448)	$(148)	$66	$4,649
Construction	966	319	(18)	68	1,335
Consumer	1,798	(533)	(95)	180	1,350
Commercial business	668	(209)	—	2	461
Total noncovered loans	8,611	(871)	(261)	316	7,795
Covered loans				55
Real estate	2,156	590	(1,101)	104	1,749
Construction	474	(1,158)	(129)	938	125
Consumer	559	(179)	(64)	17	333
Commercial business	728	65	(294)	82	581
Total covered loans	3,917	(682)	(1,588)	1,141	2,788
Total	$12,528	$(1,553)	$(1,849)	$1,457	$10,583

	As of December 31, 2011	Provisions	Charge-Offs	Recoveries	As of September 30, 2012
Noncovered loans
Real estate	$6,923	$(1,045)	$(912)	$52	$5,018
Construction	722	200	—	46	968
Consumer	2,097	307	(506)	57	1,955
Commercial business	205	538	(73)	3	673
Total noncovered loans	9,947	—	(1,491)	158	8,614
Covered loans
Real estate	1,056	(361)	(320)	1,643	2,018
Construction	2,201	(2,247)	(290)	729	393
Consumer	319	767	(492)	—	594
Commercial business	648	729	(489)	81	969
Total covered loans	4,224	(1,112)	(1,591)	2,453	3,974
Total	$14,171	$(1,112)	$(3,082)	$2,611	$12,588

Troubled Debt Restructuring (TDR). The internal process used to assess whether a modification should be reported and accounted for as a TDR includes an assessment of the borrower's payment history, considering whether the borrower is in financial difficulty, whether a concession has been granted, and whether it is likely the borrower will be able to perform under the modified terms. The modification of the terms of such loans generally includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for the new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

TDRs totaled $8.2 million and $11.8 million at September 30, 2013 and December 31, 2012, respectively, and are included in the impaired loan disclosures in this footnote. Of these amounts, $340,000 and $338,000 were covered under loss sharing agreements with the FDIC at September 30, 2013 and December 31, 2012, respectively. The Company has allocated $485,000 of specific reserves to customers whose loan terms have been modified in TDRs at September 30, 2013, compared to $676,000 at December 31, 2012. There were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications to loans not accounted for as TDRs totaled $127,000 at September 30, 2013, of which $70,000 was in the noncovered loan portfolio. These loans were not considered to be TDRs because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

The following table presents TDRs at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Accrual Status	Nonaccrual Status	Total Modifications	Accrual Status	Nonaccrual Status	Total Modifications
Noncovered
One-to-four family residential	$1,253	$845	$2,098	$1,436	$732	$2,168
Multifamily residential	—	780	780	—	825	825
Commercial real estate	3,844	29	3,873	3,936	3,315	7,251
Total real estate	5,097	1,654	6,751	5,372	4,872	10,244
One-to-four family residential construction	—	529	529	59	571	630
Commercial and land development	—	185	185	—	124	124
Total real estate construction	—	714	714	59	695	754
Home equity	14	148	162	15	159	174
Automobile	—	5	5	—	—	—
Commercial business	9	223	232	10	305	315
Total noncovered TDRs	5,120	2,744	7,864	5,456	6,031	11,487
Covered
Commercial real estate	170	136	306	174	164	338
Home equity	—	34	34	—	—	—
Total covered TDRs	170	170	340	174	164	338
Total	$5,290	$2,914	$8,204	$5,630	$6,195	$11,825

During the nine months ended September 30, 2013, there were five new TDRs with pre-modification and post-modification balance of $218,000. Each involved an extension of a maturity, and, in four cases, a reduction in rate of between 1.0% and 2.0%. During the nine months ended September 30, 2012, there were fourteen new TDRs. The modifications, nine of which involved one customer relationship, involved extensions of the maturity dates by up to two years. None of the modifications involved a charge-off of a loan, although there are specific impairments on two of the loans totaling $290,000. During the three and nine months ended September 30, 2013 and 2012, the Company did not incur payment defaults on loans that had been modified within twelve months of those dates. A default on a TDR results in either a transfer to nonaccrual status or a charge-off.

The following table presents new TDRs during the nine months ended September 30, 2013 (dollars in thousands):

	Number of Contracts	Pre-Modification Balance	Post-Modification Balance
Noncovered loans
One-to-four family residential	2	$100	$100
Commercial and land development	1	77	77
Home equity	1	36	36
Automobile	1	5	5
Total	5	$218	$218

During the three and nine months ended September 30, 2013, there were no charge-offs on any TDRs.

The following table presents TDRs at September 30, 2013 which were performing according to agreement (dollars in thousands):

	September 30, 2013
	Number of Contracts	Recorded Investment
Noncovered loans
One-to-four family residential	13	$2,098
Multifamily residential	1	780
Commercial real estate	3	3,873
One-to-four family residential construction	4	529
Commercial and land development	6	185
Home equity	3	162
Automobile	1	5
Commercial business	2	232
Total noncovered	33	7,864
Covered loans
Commercial real estate	2	306
Home equity	1	34
Total covered	3	340
Total	36	$8,204

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

The following table details activity of accretable yield for the periods shown (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance of accretable yield	$12,126	$23,084	$15,004	$28,915
Changes in accretable yield due to:
Transfer from nonaccretable difference	1,214	(191)	5,792	4,541
Accretable yield recognized as interest income	(2,702)	(5,510)	(10,158)	(16,073)
Ending balance of accretable yield	$10,638	$17,383	$10,638	$17,383

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $1.6 million and $2.0 million at September 30, 2013 and December 31, 2012, respectively, which were purchased in the CFB Acquisition. The carrying amount of purchased credit impaired loans acquired in the CFB Acquisition totaled $2.0 million and $2.4 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, purchased credit impaired loans acquired in the LibertyBank Acquisition totaled $37.6 million.

The allowance for loan losses on loans accounted for under ASC 310-30 was $1.8 million and $2.6 million at September 30, 2013 and December 31, 2012, respectively. During the three months ended September 30, 2013 and 2012, provisions for loan losses on loans accounted for under ASC 310-30 totaled $34,000 and $486,000, respectively. Reductions in the allowance for loan losses on loans accounted for under ASC 310-30 due to increases in estimated cash flows totaled $240,000 and $28,000 during the three months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013 and 2012, provision for loan losses on loans accounted for under ASC 310-30 totaled $294,000 and $821,000, respectively. Reductions in the allowance for loan losses on loans accounted for under ASC 310-30 due to increases in estimated cash flows totaled $1.1 million and $521,000 during nine months ended September 30, 2013 and 2012, respectively.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2013
Investments available-for-sale:
Obligations of U.S. GSE	$—	$56,071	$—	$56,071
Obligations of states and political subdivisions	—	41,288	—	41,288
U.S. Treasury bonds	8,487	—	—	8,487
Mortgage-backed securities, GSE issued	—	307,936	—	307,936
Mortgage-backed securities, private label	—	244	—	244

December 31, 2012
Investments available-for-sale:
Obligations of U.S. GSE	$—	$57,660	$—	$57,660
Obligations of states and political subdivisions	—	40,890	—	40,890
Mortgage-backed securities, GSE issued	—	321,672	—	321,672
Mortgage-backed securities, private label	—	283	—	283

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at September 30, 2013, and December 31, 2012 (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2013
Impaired loans:
One-to-four family residential	$—	$—	$2,520	$2,520
Commercial and multifamily	—	—	2,775	2,775
Real estate construction	—	—	336	336
Home equity	—	—	128	128
Total impaired loans	—	—	5,759	5,759
REO:
Commercial and multifamily	—	—	341	341
Real estate construction	—	—	1,949	1,949
Total REO	—	—	2,290	2,290
Total impaired loans and REO at fair value	$—	$—	$8,049	$8,049

December 31, 2012
Impaired loans:
One-to-four family residential	$—	$—	$2,802	$2,802
Commercial and multifamily	—	—	3,359	3,359
Real estate construction	—	—	429	429
Home equity	—	—	173	173
Total impaired loans	—	—	6,763	6,763
REO:
One-to-four family residential	—	—	307	307
Commercial and multifamily	—	—	5,513	5,513
Real estate construction	—	—	2,950	2,950
Total REO	—	—	8,770	8,770
Total impaired loans and REO at fair value	$—	$—	$15,533	$15,533

At September 30, 2013, impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $5.8 million, net of specific valuation allowances totaling $517,000. At December 31, 2012, impaired loans at fair value had a carrying amount of $6.8 million, net of specific allowances totaling $792,000. Included in the value of impaired loans presented above at September 30, 2013 was $4.0 million of loans that have been charged down to fair value. During the three months ended September 30, 2013 and 2012, the specific valuation allowance on impaired loans required a reduction of $10,000 and $268,000, respectively. During the nine months ended September 30, 2013 and 2012, the specific valuation allowance on impaired loans required a reduction of $275,000 and $367,000, respectively

REO is recorded at estimated fair value less costs to sell and had a carrying amount of $2.3 million at September 30, 2013, which was comprised of the outstanding balance of $2.3 million, with no valuation allowance. At December 31, 2012, REO measured at fair value less costs to sell had a carrying value of $8.8 million, which was comprised of the outstanding balance of $8.8 million, with no valuation allowance. The provision for declines in the value of REO totaled $1,000 and $56,000 for the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, the provision for declines in the value of REO totaled $644,000 and $454,000, respectively. The provisions for the declines in the value of REO includes impairment on REO measured at fair value and REO properties sold during the periods.

The following tables present information as of September 30, 2013 and December 31, 2012, regarding significant unobservable inputs related to the Company’s material categories of Level 3 financial assets measured on a nonrecurring basis (dollars in thousands):

	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans- Commercial real estate and multifamily	$2,775	Sales comparison approach	Adjustment for differences between the comparable sales	(29.5%) - 20.2%	(11.1)%
		Income approach	Adjustment for differences in capitalization rates	7.0% - 9.0%	7.7
Impaired loans- Construction	336	Sales comparison approach	Adjustment for differences between the comparable sales	(11.8%) - 7.1%	(3.3)
REO- Commercial real estate	341	Sales comparison approach	Adjustment for differences between the comparable sales	(10.3%) - 24.8%	4.4
REO- Construction	1,949	Sales comparison approach	Adjustment for differences between the comparable sales	(1.8%) - 30.3%	12.0

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans- Commercial real estate and multifamily	$3,359	Sales comparison approach	Adjustment for differences between the comparable sales	(14.8%) - 8.8%	(4.4)%
		Income approach	Adjustment for differences in capitalization rates	9.0% - 10.0%	9.2
Impaired loans- Construction	429	Sales comparison approach	Adjustment for differences between the comparable sales	1.9% - 12.7%	7.0
REO- Commercial real estate	5,513	Sales comparison approach	Adjustment for differences between the comparable sales	(15.2%) - 18.5%	(1.2)
		Income approach	Adjustment for differences in capitalization rates	8.0% - 8.8%	8.4
REO- Construction	2,950	Sales comparison approach	Adjustment for differences between the comparable sales	(39.3%) - 20.8%	(19.2)

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$102,269	$102,269	$115,529	$115,529
Accrued interest on cash and U.S. Treasury bonds	109	109	—	—
Level 2 inputs:
Accrued interest receivable on other investments	1,650	1,650	1,676	1,676
Level 3 inputs:
Loans receivable, net, excluding loans at fair value and leases	395,969	392,551	402,500	412,032
Accrued interest receivable on loans	1,093	1,093	1,100	1,100
FDIC indemnification receivable, net	6,129	2,243	10,846	3,893

Financial liabilities:
Level 1 inputs:
Demand and savings deposits	$653,457	$653,457	$641,646	$641,646
Advances by borrowers for taxes and insurance	1,334	1,334	490	490
Level 2 inputs:
Certificates of deposit	178,319	179,994	209,242	212,436
Accrued interest payable	127	127	167	167
Repurchase agreements	511	511	4,775	4,790

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

FDIC Indemnification Asset. Fair value is estimated using the net present value of estimated cash flows resulting in a Level 3 classification.

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

Off-Balance Sheet Instruments. Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at September 30, 2013 and December 31, 2012 were insignificant.

Note 7 – FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the three and nine months ended September 30, 2013 and 2012, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$7,359	$18,370	$10,846	$23,676
Amounts (received from) paid to the FDIC	337	(1,855)	492	(2,932)
FDIC indemnification provision and impairment, net	(1,812)	(2,944)	(6,175)	(9,222)
Increase in estimated losses	245	453	966	2,502
Ending balance	$6,129	$14,024	$6,129	$14,024

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

Note 8 – Subsequent Events

On October 23, 2013, the Company announced that it entered into an Agreement and Plan of Merger (“Cascade Agreement”) with Cascade Bancorp (“Cascade”), whereby the Company will be merged into Cascade and the Bank will be merged into Cascade's subsidiary, Bank of the Cascades. The Company previously announced on September 24, 2013, that it entered into an Agreement and Plan of Merger (“Banner Agreement”) with Banner Corporation (“Banner”). Subject to the terms of the Banner Agreement, the Board of Directors of the Company determined the Cascade Agreement constituted a Superior Proposal. On October 23, 2013, immediately prior to the execution of the Cascade Agreement, the Company terminated the Banner Agreement and paid Banner a Reduced Termination Fee (as defined in the Banner Agreement) of $3.0 million. The Reduced Termination Fee will be recorded by the Company as a noninterest expense during the quarter ending December 31, 2013. The Cascade Agreement is subject to approval by the shareholders of Cascade and the Company, approval by the appropriate regulatory agencies, and other customary terms and conditions as described in the Cascade Agreement. The Cascade Agreement was filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K/A on November 8, 2013.

Table of Contents

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

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	the possibility that the expected benefits from acquisitions will not be realized;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and saving habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	adverse changes in the securities markets and the value of our investments;

•	the inability of key third-party providers to perform their obligations to us;

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

Any of the forward-looking statements that we make in this report and in other public statements may turn out to be wrong because of inaccurate assumptions we might make because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2013 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity, operating results and stock price.

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

On August 7, 2009, the Bank entered into a purchase and assumption agreement with loss sharing agreements with the FDIC to assume nearly all of the deposits and certain other liabilities and acquire certain assets, including loans and real estate owned and other repossessed assets (“REO”) of Community First Bank, a full service commercial bank, headquartered in Prineville, Oregon (the “CFB Acquisition”). The loans and REO purchased are covered by loss sharing agreements between the FDIC and the Bank, which afford the Bank significant protection. Under the loss sharing agreements, the Bank will share in the losses and certain reimbursable expenses on assets covered under the agreement. The FDIC has agreed to reimburse the Bank for 80% of losses and certain reimbursable expenses on the first $34.0 million of losses on assets covered under the agreements, and 95% of losses that exceed that amount on covered assets.

On July 30, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire certain assets of LibertyBank, headquartered in Eugene, Oregon (the “LibertyBank Acquisition”). Nearly all of the loans and REO purchased in the LibertyBank Acquisition are covered by loss sharing agreements. The FDIC has agreed to reimburse tBank for 80% of losses and certain reimbursable expenses on covered assets.

Loans and REO purchased in these acquisitions are referred to herein as “covered loans” or “covered assets.” Loans and REO not subject to loss sharing agreements with the FDIC are referred to as “noncovered loans” or “noncovered assets.”

Nearly all of the remaining covered assets qualify as non-single family covered assets. Therefore, losses and expenses on most of the covered assets will no longer be covered after September 2014 for assets purchased in the CFB Acquisition and September 2015 for assets purchased in the LibertyBank Acquisition. Indemnification for losses on all other covered assets will continue for five years after these dates. Management is communicating with the FDIC and planning for the expiration of the indemnification for losses on non-single family loans.

At September 30, 2013, the Bank primarily operated in three distinct market regions including Boise, Idaho, and surrounding communities, which we refer to as the Idaho Region. The CFB Acquisition resulted in the Bank's entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson. We refer to this market as the Central Oregon Region. In addition to deepening its presence in Central Oregon, as a result of the

LibertyBank Acquisition the Bank also operates in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. We refer to these markets as our Western Oregon Region. In March 2013, we opened a construction loan production office in Salt Lake City, Utah, which is managed by our Builder Finance Team in Boise. At September 30, 2013, the Bank had 24 full-service branches and three loan production offices located in Portland and Bend, Oregon, and Salt Lake City, Utah.

The Company reported net income of $1.1 million, or $0.08 per diluted share, for the three months ended September 30, 2013, compared to net income of $322,000, or $0.02 per diluted share, for the same period a year ago. For the nine months ended September 30, 2013, the Company reported net income of $2.1 million, or $0.15 per diluted share, compared to net income of $1.6 million, or $0.11 per diluted share for the nine months ended September 30, 2012. The following items summarize key activities of the Company during the quarter ended September 30, 2013:

•
On October 23, 2013, the Company announced the signing of a definitive merger agreement (“Cascade Agreement”) with Cascade Bancorp (“Cascade”). Under the terms of the Cascade Agreement, Cascade will acquire the Company, subject to regulatory approval, approval by the stockholders of the Company and Cascade, and other customary conditions of closing.

•
Previously, on September 24, 2013, the Company entered into a merger agreement (“Banner Agreement”) with Banner Corporation (“Banner”). The Company terminated the Banner Agreement on October 23, 2013, and paid a termination fee of $3.0 million, pre-tax, to Banner. The Company will record this expense in its fourth quarter. The Banner Agreement was terminated pursuant to its terms because the Company’s Board of Directors determined the Cascade offer was a Superior Proposal, as defined in the Banner Agreement.

•	Net interest income decreased $898,000 compared to the linked quarter ended June 30, 2013, due primarily to a reduction of accretable yield on purchased loans;

•
Net reverse provisions for loan losses of $(281,000) and $(689,000) were recorded on noncovered loans and covered loans, respectively, during the three months ended September 30, 2013, resulting in a net reverse provision of $(970,000). Noninterest income includes a provision of $648,000 estimated to be due to the FDIC related to the reverse provision on covered loans;

•
Noninterest income during the three months ended September 30, 2013, included impairment of the FDIC indemnification asset of $1.2 million, which was a result of a reduction in estimated future losses on covered loans and recoveries of previously charged-off loans. The impairment of the FDIC indemnification asset was $2.3 million in the linked quarter and $3.0 million in the year-ago quarter;

•	The Company did not realize gains on the sale of investments during the quarter ended September 30, 2013, compared to gains of $231,000 and $79,000 in the linked and year-ago quarters, respectively;

•
Noninterest expense decreased by $553,000 during the three months ended September 30, 2013, compared to the year-ago quarter, and by $464,000 compared to the linked quarter. Noninterest expenses totaled $9.9 million during the third quarter of 2013, which included $314,000 of expenses related to acquisition activities;

•	Total assets increased $8.1 million during the three months ended September 30, 2013, compared to June 30, 2013, but decreased $32.8 million since December 31, 2012;

•	Net loans increased $13.0 million during the quarter ended September 30, 2013;

•
Asset quality continued to improve as delinquent loans declined and remained low and noncovered nonperforming assets declined $2.3 million to $6.5 million at September 30, 2013, compared to June 30, 2013. Total nonperforming assets decreased $2.7 million during the quarter to $15.5 million at September 30, 2013; and

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

The Company’s methodology for analyzing the allowance for loan losses consists of specific allocations on certain individual loans and a general allowance amount, which considers a range of loss scenarios. The specific allowance component is determined when management believes that the collectability of an individually-reviewed loan has been impaired and a loss of principal is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been identified. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Adjustments are made to historical loss percentages to reflect current economic and internal environmental factors such as changes in underwriting standards and unemployment rates that may increase or decrease those loss factors. As a result of the imprecision in calculating inherent and potential losses, a range of loss scenarios is also considered in estimating the general allowance to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing or unforeseen qualitative factors.

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

The allowance for loan losses on noncovered originated loans consists of specific reserves allocated to individually reviewed loans and general reserves on all other noncovered originated loans. A general allowance for loan losses is recorded on loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30. Loans purchased in the CFB Acquisition that are accounted for under ASC 310-30 are partially charged down to the estimated net recoverable value if estimated losses exceed the fair value discount established on the acquisition date. Lastly, an allowance for loans purchased in the LibertyBank Acquisition is established on individual loan pools if the net present value of estimated cash flows expected to be received for loans in an acquired loan pool become impaired.

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

Loans purchased in the LibertyBank Acquisition were valued as of the acquisition date in accordance with ASC 805 Business Combinations, formerly SFAS 141(R). Further, the Company elected to account for all other loans purchased in the LibertyBank Acquisition within the scope of ASC 310-30 using the same methodology. Under ASC 805 and ASC 310-30, loans purchased in the LibertyBank Acquisition were recorded at fair value at the acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date, unlike the loans purchased in the CFB Acquisition, which are accounted for under previous guidance as described above. In situations where loans have similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans purchased in the LibertyBank Acquisition into 22 different pools, based on common risk characteristics such as loan classification, loan structure, nonaccrual status and collateral type.

The cash flows expected over the life of the pools are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows. Under ASC 310-30, the excess of the expected cash flows at acquisition over the fair value is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the expected cash flows is considered to be the nonaccretable difference. Subsequent increases in cash flow over those expected at purchase date in excess of fair value are recorded as an adjustment to accretable difference on a prospective basis. Any subsequent decreases in cash flow over those expected at the purchase date are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

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

FDIC Indemnification Asset. In conjunction with the CFB Acquisition and the LibertyBank Acquisition, the Bank entered into loss sharing agreements with the FDIC for amounts receivable under the loss sharing agreements. In some cases the FDIC indemnification agreement may be terminated on a loan by loan basis if the Bank renews or extends individual loans. At each acquisition date the Company elected to account for amounts receivable under the loss sharing agreements as an indemnification asset. Subsequent to the acquisition date, the indemnification asset is tied to the loss in the covered loans and is not accounted for at fair value. The FDIC indemnification asset is accounted for on the same basis as the related covered loans and represents the present value of the cash flows the Company expects to collect from the FDIC under the loss sharing agreements. If losses in future periods are projected to decline, the indemnification asset is reduced over the shorter of the life of the underlying loan (or pool of loans) or the indemnification period. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted or amortized into noninterest income over the life of the FDIC indemnification asset.

The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset, and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. The FDIC indemnification asset will be reduced as losses are recognized on covered assets, if losses in future periods are projected to decline, and loss sharing payments are received from the FDIC. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

Noncovered Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure that are not covered under a loss sharing agreement with the FDIC (noncovered REO) are initially recorded at fair value at the date of foreclosure minus estimated costs to sell, which establishes a new cost basis carrying value. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The Company generally updates REO appraisal information at least semi-annually.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

Total assets decreased $32.8 million, or 3.1%, to $1.0 billion at September 30, 2013, from December 31, 2012. Total liabilities decreased $23.2 million, or 2.7%, to $845.7 million.

Assets. The increases and decreases in total assets were primarily concentrated in the following asset categories (dollars in thousands):

	September 30, 2013	December 31, 2012	Decrease
			Amount	Percent
Cash and cash equivalents	$102,269	$115,529	$(13,260)	(11.5)%
Investments available-for-sale, at fair value	414,026	420,505	(6,479)	(1.5)
Loans receivable, net of allowance for loan losses	401,842	409,846	(8,004)	(2.0)

Cash and Amounts Due From Depository Institutions. The $13.3 million decrease in cash and cash equivalents to $102.3 million at September 30, 2013 from $115.5 million at December 31, 2012, was due to the purchase of investments and payments on maturing certificates of deposit that were not renewed, reflecting our strategy of allowing higher cost certificates of deposit to decline. We anticipate, subject to market conditions, that we will maintain higher than average liquidity due to the potential of rising interest rates and to provide flexibility for dividends.

Since 2008, we have placed excess cash balances with the Federal Reserve Bank of San Francisco (“Federal Reserve Bank”) in order to reduce credit risk exposure to other financial institutions. Balances on deposit at the Federal Reserve Bank totaled $93.2 million and $105.0 million at September 30, 2013 and December 31, 2012, respectively. Currently, balances on deposit with the Federal Reserve Bank that are in excess of our required reserve balances earn interest at a rate that approximates the federal funds rate. In 2009, in response to the national banking crisis, the Federal Reserve Board amended Regulation D, which established excess balance accounts. Previously, excess balances on deposit with the Federal Reserve Bank did not earn interest. The excess balance accounts are intended to be temporary accounts to assist financial institutions during the economic crisis. We consider excess reserve balances at the Federal Reserve Bank to be the more attractive alternative to other short-term investments due to low credit risk and comparatively higher yield to investments with less than one year to maturity. While the Federal Reserve Board has not set a date for expiration of these accounts, we could experience a decline in interest income once the Federal Reserve Bank discontinues interest payments on excess balances. If these accounts expire, we may place excess cash in interest-bearing deposits with other financial institutions that do not have a guarantee from the U.S. Government, or we may purchase additional investments.

Investments. Investments decreased $6.5 million, or 1.5% to $414.0 million at September 30, 2013 from $420.5 million at December 31, 2012. We have given preference to medium-term securities in anticipation of rising interest rates. We estimate the effective duration of our investment portfolio to be 4.7 years at September 30, 2013, compared to 3.0 years at December 31, 2012. The increase in the estimated effective duration compared to December 31, 2012 was primarily due to the purchase of long-term U.S. Treasury bonds and higher long-term interest rates that reduce the likelihood of prepayments on mortgage-backed securities.

As noted earlier, we are holding a higher level of cash than is necessary rather than investing in short-term securities or investments with less than two years to maturity due to the low interest rate environment and the incremental credit and interest rate risk incurred compared to the interest rate earned on balances held at the Federal Reserve Bank. We believe this strategy also serves to shorten the overall duration of the Bank's assets. At September 30, 2013, we estimate cash flow from the investment portfolio to be $17.0 million through December 31, 2013.

The after-tax net unrealized gain on investments available-for-sale of $8.2 million at December 31, 2012, which is recorded in equity as accumulated other comprehensive income, declined to a net loss of $3.0 million at September 30, 2013. The decrease in the fair value of our investments was related to the increase in market interest rates during the first nine months of 2013. We estimate, as of September 30, 2013, that an immediate, parallel increase in market interest rates of 100 basis points from the level rates at September 30, 2013, would cause the fair value of our investments available-for-sale to decline by 4.71%, or approximately $24.4 million, before income taxes.

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

Loans and Leases. Loans receivable, net, decreased $8.0 million to $401.8 million at September 30, 2013, from $409.8 million at December 31, 2012. Declines in nonperforming loans comprised $5.4 million of the reduction in net loans. One-to-four family residential loans declined $15.8 million, or 18.0% between December 31, 2012 and September 30, 2013. The reduction of one-to-four family residential loans was consistent with our strategy to reduce the portfolio’s concentration in those loans in favor of increasing the mix of commercial business and commercial real estate loans in order to improve interest rate sensitivity and net interest margin.

Real estate construction loans increased $15.2 million, or 39.1%, between December 31, 2012 and September 30, 2013. One-to-four family residential construction increased $11.3 million and multifamily residential construction increased $4.1 million. Construction of single family residences increased in 2013, particularly in our Idaho Region. We opened a construction loan production office in Portland, Oregon, in 2012 and another construction loan production office in Salt Lake City, Utah, in March 2013, which has also helped to increase the origination of construction loans. The recent increase in long-term market interest rates caused mortgage loan rates to rise during the second and third quarters of 2013. If mortgage rates remain at an elevated level, the housing market could slow down, resulting in a reduced demand for newly constructed single-family homes, which could reduce originations of one-to-four family construction loans.

Home equity loans declined $3.8 million to $38.0 million at September 30, 2013 from $41.8 million at December 31, 2012. Commercial business loans increased $173,000 or 0.6% to $29.4 million at September 30, 2013 from $29.2 million at December 31, 2012 despite the fact the loan and lease portfolio in the Bank's leasing subsidiary continues to decline as we wind-down operations. Loans and leases, net, in the Bank's leasing subsidiary totaled $1.5 million at September 30, 2013, compared to $5.0 million at December 31, 2012.

Allowance for Loan Losses. The allowance for loan losses was $10.6 million at September 30, 2013, compared to $12.5 million at December 31, 2012. The allowance for loan losses on the noncovered loan portfolio was 2.27% of noncovered loans at September 30, 2013, with only $517,000 of the $7.8 million allowance for losses on noncovered loans specifically-allocated to impaired noncovered loans. During the three months ended September 30, 2013 we experienced net recoveries of $51,000 on noncovered loans and $403,000 on covered loans.

Loans delinquent 30 to 89 days and still accruing interest totaled $492,000 at September 30, 2013, compared to $809,000 at December 31, 2012. Nonperforming assets, which include nonaccrual loans and REO, totaled $15.5 million at September 30, 2013, compared to $24.8 million at December 31, 2012. Nonperforming noncovered loans totaled $5.2 million at September 30, 2013, compared to $9.6 million at December 31, 2012. Total nonperforming loans declined $5.4 million from December 31, 2012 to September 30, 2013.

We have seen significant declines in the amount of our classified loans as well. The following table details the balances of criticized and classified loans during the last four quarters (in thousands):

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Noncovered Loans:
Watch	$13,066	$14,301	$16,245	$13,882
Special Mention	9,733	6,206	10,491	11,691
Substandard	12,965	21,680	29,064	29,006
	35,764	42,187	55,800	54,579
Covered Loans:
Watch	2,223	6,655	6,309	15,460
Special Mention	3,275	3,264	3,683	2,988
Substandard	16,341	19,638	20,311	22,444
	21,839	29,557	30,303	40,892
Total criticized and classified loans	$57,603	$71,744	$86,103	$95,471

Continued improvement in asset quality metrics, including declines in delinquent and nonperforming loans, and the absence of meaningful charge-offs has resulted in reverse provisions for loan losses during the nine months ended September 30, 2013, thereby reducing the balance of the allowance for loan losses.

We consider the allowance for loans losses at September 30, 2013, to be our best estimate of probable incurred losses inherent in the loan portfolio as of that date based on the assessment of the above-mentioned factors affecting the loan portfolio. While we believe the estimates and assumptions used in the determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

FDIC Indemnification Asset. As part of the purchase and assumption agreements for the acquisitions, we entered into loss sharing agreements with the FDIC. These agreements cover realized losses and certain related expenses on covered assets purchased from the FDIC. The decrease in the FDIC indemnification receivable to $6.1 million at September 30, 2013 compared to $10.8 million at December 31, 2012, was primarily due to the net reduction in estimated future losses on covered assets, which caused impairment charges of $5.5 million during the nine months ended September 30, 2013. The impairment in the FDIC indemnification asset recognizes the decreased amount that the Company expects to collect from the FDIC under the terms of its loss sharing agreements due to lower expected losses on covered assets recognized in noninterest income.

The loss sharing agreements will expire five years after the acquisition date for non-single family covered assets and ten years after the acquisition date for single-family covered assets. After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered assets. Additionally, the Company's and the Bank's risk-based capital ratios will be reduced comparatively after expiration of the loss sharing agreements as covered assets currently receive a 20% risk-weighting. After the agreements expire, the risk-weighting for previously covered assets will most likely increase to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered asset portfolios qualify as non-single family covered assets. Therefore, most of the covered assets will no longer be indemnified after September 2014 for assets purchased in the CFB Acquisition and September 2015 for assets purchased in the LibertyBank Acquisition.

Real Estate and Other Repossessed Assets. REO declined $3.9 million to $6.5 million at September 30, 2013 from $10.4 million at December 31, 2012 due to the sale of foreclosed assets and provisions for REO during that period. Covered REO totaled $5.2 million at September 30, 2013, compared to $6.1 million at December 31, 2012. Noncovered REO totaled $1.3 million at September 30, 2013, compared to $4.3 million at December 31, 2012.

Deferred Tax Assets, net. Deferred taxes, net, increased to $15.9 million at September 30, 2013, from $9.0 million at December 31, 2012, primarily due to the decline in the fair value of investments available-for-sale. At December 31, 2012, the investment portfolio, which is recorded at fair value, carried a gain of $13.4 million compared to an unrealized loss of $4.9 million at September 30, 2013. As a result, the deferred tax liability on the unrealized gain changed to a deferred tax asset on the net unrealized loss at September 30, 2013.

Deposits. Deposits decreased $19.1 million, or 2.2%, to $831.8 million at September 30, 2013, from $850.9 million at December 31, 2012, primarily through the managed reduction of higher-rate certificates of deposit. An increase in noninterest-bearing demand and savings account balances caused an increase in core deposits (defined as demand, money market and saving accounts) of $11.8 million during the first nine months of 2013. The following table details the changes in total deposit accounts (dollars in thousands):

	September 30, 2013	December 31, 2012	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing demand	$161,335	$142,207	$19,128	13.5%
Interest-bearing demand	247,099	248,836	(1,737)	(0.7)
Money market	158,231	167,202	(8,971)	(5.4)
Savings	86,792	83,401	3,391	4.1
Certificates of deposit	178,319	209,242	(30,923)	(14.8)
Total deposit accounts	$831,776	$850,888	$(19,112)	(2.2)%

Since market interest rates remain very low and our liquidity remains high, we have reduced our deposit rates to continue to reduce certificates of deposit and our cost of funds. As a result, certificates of deposit declined $30.9 million since December 31, 2012, to $178.3 million at September 30, 2013. While core deposits at September 30, 2013 increased $11.8 million compared to December 31, 2012, average core deposits declined and were $644.1 million and $650.6 million during the quarters ended September 30, 2013 and December 31, 2012, respectively. Core deposits comprised 78.6% of the deposit portfolio at September 30, 2013, compared to 75.4% at December 31, 2012.

While certificates of deposit continue to decline, and we have reduced the interest rates offered on core deposits, approximately $79.9 million of our certificates of deposit had original terms of 48 months or longer that carry a weighted average rate of 2.42%. Many of these accounts will begin to mature in the third quarter of 2014; therefore, we do not expect our cost of funds to further decline significantly until these accounts begin to mature.

Equity. Stockholders’ equity decreased $9.6 million to $170.2 million at September 30, 2013, from $179.8 million at December 31, 2012. The primary reason for the decrease was an $11.2 million other comprehensive loss, which includes the unrealized gain or loss, net of taxes, on investments available-for-sale. The increase in market interest rates and the related decline in the fair value of investments, caused accumulated other comprehensive income to decline to a net loss of $3.0 million at September 30, 2013, compared to a net gain of $8.2 million at December 31, 2012. Net income of $2.1 million during the nine months ended September 30, 2013, nearly offset $2.5 million of dividends paid to shareholders during that period.

The Company grants stock options to promote the long-term interests of the Company and its stockholders by providing an incentive to directors and key employees who contribute to the operating success of the Company. The following table summarizes the number of stock options outstanding and the related exercise prices at September 30, 2013:

Exercise Price	Vested	Unvested	Total
$9.39	299,996	75,002	374,998
10.70	42,128	84,589	126,717
10.74	126,990	—	126,990
11.05	25,000	—	25,000
11.15	—	3,000	3,000
11.31	22,720	—	22,720
11.49	800	1,200	2,000
12.31	3,000	2,000	5,000
12.49	—	15,000	15,000
12.55	—	74,887	74,887
12.76	16,443	—	16,443
13.32	74,498	—	74,498
13.47	85,120	—	85,120
13.93	15,000	10,000	25,000
15.34	28,400	—	28,400
Total	740,095	265,678	1,005,773

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

General. Net income for the three months ended September 30, 2013, was $1.1 million, or $0.08 per diluted share, compared to net income of $322,000, or $0.02 per diluted share, for the same period in 2012. Net interest margin decreased to 4.21% during the quarter ended September 30, 2013, from 4.74% during the quarter ended September 30, 2012. Similarly, the Company's yield on earning assets decreased to 4.51% in the quarter ended September 30, 2013, from 5.11% during the quarter ended September 30, 2012.

Net Interest Income. Net interest income decreased $1.8 million, or 15.3%, to $9.8 million for the three months ended September 30, 2013, from $11.5 million for the three months ended September 30, 2012. The decrease in net interest income was primarily attributable to a decrease in accretable income on purchase loans, partially offset by a higher yield on investment securities and a decline in interest expense on certificates of deposit. Net interest income decreased in part due to a $34.2 million decline in the average balance of loans receivable during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

The following table sets forth the results of balance sheet changes and changes in interest rates to our net interest income (in thousands). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended September 30, 2013 Compared to September 30, 2012
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$(1,636)	$(752)	$(2,388)
Investments available-for-sale	503	(91)	412
Interest-bearing deposits in other banks	5	4	9
FHLB stock	—	4	4
Total net change in income on interest-earning assets	$(1,128)	$(835)	(1,963)
Interest-bearing liabilities:
Savings deposits	$(4)	$1	(3)
Interest-bearing demand deposits	(11)	1	(10)
Money market accounts	(11)	(9)	(20)
Certificates of deposit	(27)	(124)	(151)
Total deposits	(53)	(131)	(184)
Repurchase agreements	(9)	(8)	(17)
Total net change in expense on interest-bearing liabilities	$(62)	$(139)	(201)
Total decrease in net interest income			$(1,762)

Interest Income. Total interest income for the three months ended September 30, 2013, decreased $2.0 million, or 15.8%, to $10.5 million, from $12.4 million for the same period in 2012. The decrease was primarily attributable to a lower yield on earning assets, compounded by a decrease in average interest-earning assets during the 2013 period. Average interest-earning assets decreased $44.9 million to $928.8 million during the three months ended September 30, 2013 from $973.7 million during the three months ended September 30, 2012, primarily due to the decline in the loan portfolio balance and lower average cash deposits held in other banks. This decline in average interest-earning assets was furthered by a decrease in the yield on earning assets to 4.51% during the second quarter of 2013 as compared to 5.11% during the same period in 2012.

Net interest margin is significantly enhanced by accretable income on purchased loans from the acquisitions. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on loan pools purchased in the LibertyBank Acquisition and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. During the three months ended September 30, 2013, the Company experienced prepayments on pooled loans and recoveries on previously charged-off loans, which resulted in accretion gains, although less so than in the linked and year-ago quarters.

The Company’s net interest income and net interest margin continue to be less than optimal due to an unfavorable interest-earning asset mix that is weighted heavily toward cash and investments (56.7% of interest earning assets during the three months ended September 30, 2013). This excess liquidity is primarily the result of the cash received in the LibertyBank Acquisition and a prolonged slow economic recovery that has hampered new loan production. This excess liquidity continues to adversely affect our asset yields as the weak lending and investing environment has limited our opportunities to invest this excess liquidity in higher yielding assets. We expect accretable yield will continue to be a significant component of loan income over the next several quarters. However, as the acquired loan pools decline in balance, the impact of accretable yield is diminished. The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30,				Increase/ (Decrease) in Interest and Dividend Income
	2013		2012
	Average Balance	Yield	Average Balance	Yield
Loans receivable, net of deferred fees	$402,308	7.72%	$436,483	9.30%	$(2,388)
Investments, available-for-sale	427,398	2.49	444,741	2.02	412
Interest-bearing deposits in other banks	81,999	0.23	74,735	0.20	9
FHLB stock	17,060	0.09	17,705	—	4
Total interest-earning assets	$928,765	4.51%	$973,664	5.11%	$(1,963)

Interest Expense. Interest expense decreased $201,000, or 22.1% to $707,000 for the three months ended September 30, 2013, compared to $908,000 for the three months ended September 30, 2012. Average interest-bearing liabilities decreased $59.8 million between these periods to $668.6 million, and our cost of funds decreased to 0.42% for the three months ended September 30, 2013, compared to 0.50% for the same period in 2012.

The decline in average deposits during the three months ended September 30, 2013, compared to the same period in 2012, was due to maturities of certificates of deposit and a decline in money market account balances. Due to our high cash and investments balances, the low interest rate environment, and weak loan demand from creditworthy borrowers, the need for additional funding through certificates has been muted; therefore, we reduced our rates on deposits throughout 2012 and continuing into 2013, which caused balances of certificates of deposit to decline and our cost of funds to decrease.

The following table details average balances, cost of funds and the change in interest expense for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30,				Decrease in Interest Expense
	2013		2012
	Average Balance	Rate	Average Balance	Rate
Savings deposits	$86,269	0.03%	$80,946	0.05%	$(3)
Interest-bearing demand deposits	246,754	0.14	243,763	0.16	(10)
Money market deposits	152,810	0.13	176,888	0.16	(20)
Certificates of deposit	182,207	1.24	221,969	1.29	(151)
Repurchase agreements	516	0.00	4,744	1.43	(17)
Total interest-bearing liabilities	$668,556	0.42%	$728,310	0.50%	$(201)

Approximately $97.4 million of certificates of deposit are scheduled to mature within twelve months of September 30, 2013.

Provision for Loan Losses. As a result of improved asset quality, including lower balances of delinquent and classified loans, the absence of significant charge-offs and recoveries on previously charged-off loans, a net reverse provision for loan losses of $(970,000) was recorded in connection with our analysis of losses in the loan portfolio for the three months ended September 30, 2013, compared to a provision for loan losses of $105,000 for the same period in 2012. The net reverse provision during the three months ended September 30, 2013, included a $(281,000) reverse provision on noncovered loans and a $(689,000) net provision on covered loans. The impact of loss sharing agreements on the reverse provision for loan losses on covered loans during the three months ended September 30, 2013, is recorded as a decrease to the FDIC indemnification asset and a decrease in noninterest income, which totaled $648,000 for the three months ended September 30, 2013. During the three months ended September 30, 2012, the provision for loan losses on covered loans was $105,000 and the amount indemnifiable by the FDIC totaled $50,000, which was recorded as an increase noninterest income.

Noninterest Income. Noninterest income increased $1.1 million, to $755,000 for the three months ended September 30, 2013 from $(351,000) for the three months ended September 30, 2012. Excluding the impact of the indemnification asset on noninterest income, noninterest income declined $26,000 during the three months ended September 30, 2013 compared to the same period in 2012. The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
Service charges and fees	$2,120	$2,110	$10	0.5%
Gain on sale of investments	—	79	(79)	(100.0)
Increase in cash surrender value of life insurance	116	122	(6)	(4.9)
FDIC indemnification recovery (provision)	(648)	50	(698)	1,396.0
Impairment of FDIC indemnification asset	(1,164)	(2,994)	1,830	61.1
Other	331	282	49	17.4
Total noninterest income	$755	$(351)	$1,106	315.1%

Service charges and fees increased $10,000 to $2.1 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012 due to higher income from debit card interchange activity and revenues from our investment services team, which was partially offset by lower overdraft fee income in 2013. Noninterest income also includes no pre-tax gains on sales of investments during the three months ended September 30, 2013, compared to $79,000 for the three months ended September 30, 2012. Other income includes a net gain on the sale of REO and fixed assets of $133,000 for the three months ended September 30, 2013, compared to a net gain of $182,000 on the sale of REO and fixed assets in the quarter ended September 30, 2012. The current quarter also includes proceeds of $161,000 from the death benefit, net of cash surrender value, on certain of the Company's bank-owned life insurance policies.

The “FDIC indemnification recovery (provision)” represents the amount expected from the FDIC under loss sharing agreements due to incremental provisions for loan losses in the current period or the impairment (reduction) in the expected amounts to be recovered from the FDIC due to a negative provision in the current period. “Impairment of the FDIC indemnification asset” generally relates to the reduction in the amounts previously estimated to be received from the FDIC as a result of decreases in estimated losses on covered loans. During the three months ended September 30, 2013, impairment of the FDIC indemnification asset totaled $1.2 million compared to $3.0 million for the three months ended September 30, 2012. While reductions in estimated losses may cause impairment of the FDIC indemnification asset, interest income on loans generally is increased due to transfers from nonaccretable yield to accretable yield as expected cash flows are higher than previously estimated. The Company amortizes the impairment of the FDIC indemnification asset over the period that covered assets are subject to the loss sharing agreements with the FDIC while accretable yield is recorded over the estimated life of the loan. Therefore, a mismatch in timing between the recognition of accretable yield and impairment of the FDIC indemnification asset could negatively affect the Company's results of operations.

Noninterest Expense. Noninterest expense decreased $553,000, or 5.3%, to $9.9 million for the three months ended September 30, 2013, compared to $10.5 million during the three months ended September 30, 2012, as we experienced declines in nearly every category of noninterest expense as a result of branch closures and continued operating efficiency initiatives. The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
Compensation and benefits	$5,822	$5,717	$105	1.8%
Occupancy and equipment	1,302	1,466	(164)	(11.2)
Data processing	860	920	(60)	(6.5)
Advertising	138	219	(81)	(37.0)
Postage and supplies	195	210	(15)	(7.1)
Professional services	702	678	24	3.5
Insurance and taxes	427	503	(76)	(15.1)
Amortization of intangibles	112	137	(25)	(18.2)
Provision for REO	1	56	(55)	(98.2)
Other expenses	374	580	(206)	(35.5)
Total noninterest expense	$9,933	$10,486	$(553)	(5.3)%

Compensation and benefits increased $105,000 or 1.8% to $5.8 million for the three months ended September 30, 2013 from $5.7 million for the three months ended September 30, 2012 due to incentive and stock compensation expense. All other categories of expenses were $658,000 in the aggregate lower during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Professional services during the three months ended September 30, 2013, included $304,000 of merger-related costs. Insurance and taxes declined by $76,000 compared to the same quarter last year primarily as a result of a lower REO balance and reductions in our deposit insurance premiums. Provision for declines in the value of REO totaled $1,000 during the three months ended September 30, 2013, compared to $56,000 for the same period in 2012 as real estate values have generally stabilized in most of our markets.

Income Tax Provision. The income tax provision from continuing operations during the three months ended September 30, 2013 was $506,000 based on pre-tax income from operations of $1.6 million, which equates to an effective rate of 32.46%. This compares to an income tax provision from continuing operations of $265,000 based on pre-tax income of $587,000 for the three months ended September 30, 2012.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

General. Net income for the nine months ended September 30, 2013, totaled $2.1 million, or $0.15 per diluted share, compared to a net income of $1.6 million, or $0.11 per diluted share, for the same period in 2012. Net interest margin decreased to 4.28% during the nine months ended September 30, 2013, from 4.61% during the nine months ended September 30, 2012. Similarly, the Company's yield on earning assets decreased to 4.60% in the nine months ended September 30, 2013, from 5.02% during the nine months ended September 30, 2012.

Net Interest Income. Net interest income decreased $3.7 million, or 10.9%, to $30.5 million for the nine months ended September 30, 2013, from $34.2 million for the nine months ended September 30, 2012. The decrease in net interest income was primarily attributable to a decline in average loan balances and a decline in accretable yield recognized in interest income on purchased loans as compared to the nine months ended September 30, 2012.

The following table sets forth the results of changes in balance sheet accounts and changes in interest rates to our net interest income (in thousands). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Nine Months Ended September 30, 2013 Compared to September 30, 2012
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$(3,302)	$(2,347)	$(5,649)
Investments, available-for-sale	1,113	66	1,179
Interest-bearing deposits in other banks	(3)	(13)	(16)
FHLB stock	—	4	4
Total net change in income on interest-earning assets	$(2,192)	$(2,290)	(4,482)
Interest-bearing liabilities:
Savings deposits	$(22)	$3	(19)
Interest-bearing demand deposits	(45)	4	(41)
Money market accounts	(91)	(29)	(120)
Certificates of deposit	(84)	(467)	(551)
Total deposits	(242)	(489)	(731)
Repurchase agreements	(11)	(24)	(35)
Total net change in expense on interest-bearing liabilities	$(253)	$(513)	(766)
Total decrease in net interest income			$(3,716)

Interest Income. Total interest income for the nine months ended September 30, 2013, decreased $4.5 million, or 12.0%, to $32.8 million, from $37.2 million for the same period in 2012. The decrease during 2013 was primarily attributable to a decrease in the balance of loans purchased in the acquisitions and related accretable yield. Average interest-earning assets decreased $39.9 million to $949.8 million during the nine months ended September 30, 2013, from $989.7 million during the nine months ended September 30, 2012, primarily due to the decline in the loan portfolio and lower average cash deposits held in other banks. This decline in average interest-earning assets was compounded by a decrease in the yield on earning assets to 4.60% during the nine months ended September 30, 2013 as compared to 5.02% during the same period in 2012, due to less accretable yield impact in 2013.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Nine Months Ended September 30,				Increase/ (Decrease) in Interest and Dividend Income
	2013		2012
	Average Balance	Yield	Average Balance	Yield
Loans receivable, net of deferred fees	$408,919	8.07%	$444,989	9.11%	$(5,649)
Investments, available-for-sale	430,656	2.43	426,521	2.08	1,179
Interest-bearing deposits in other banks	93,027	0.23	100,524	0.24	(16)
FHLB stock	17,222	0.03	17,713	—	4
Total interest-earning assets	$949,824	4.60%	$989,747	5.02%	$(4,482)

Interest Expense. Interest expense decreased $766,000, or 25.2% to $2.3 million for the nine months ended September 30, 2013, compared to $3.0 million for the nine months ended September 30, 2012. Average interest-bearing liabilities decreased $64.2 million between these periods to $687.1 million, and our cost of funds decreased to 0.44% for the nine months ended September 30, 2013, compared to 0.54% for the same period in 2012.

The decline in average deposits during the nine months ended September 30, 2013, compared to the same period in 2012, was due to maturities of certificates of deposit and a decline in money market account balances. The following table details average interest-bearing liability balances, cost of funds and the change in interest expense for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Nine Months Ended September 30,				Decrease in Interest Expense
	2013		2012
	Average Balance	Rate	Average Balance	Rate
Savings deposits	$86,101	0.04%	$80,817	0.08%	$(19)
Interest-bearing demand deposits	248,103	0.15	245,048	0.18	(41)
Money market deposits	159,448	0.14	179,244	0.21	(120)
Certificates of deposit	191,263	1.23	241,412	1.28	(551)
Repurchase agreements	2,184	1.16	4,751	1.52	(35)
Total interest-bearing liabilities	$687,099	0.44%	$751,272	0.54%	$(766)

Provision for Loan Losses. A net reverse provision for loan losses of $(1.6) million was recorded in connection with our analysis of losses in the loan portfolio for the nine months ended September 30, 2013, compared to a net reverse provision for loan losses of $(1.1) million for the same period in 2012. The net reverse provision for the nine months ended September 30, 2013, included an $(871,000) reverse provision on noncovered loans and a $(682,000) net provision on covered loans. The negative provision for loan losses on covered loans resulted in a $695,000 decrease to the FDIC indemnification asset and a corresponding decrease in noninterest income. The reverse provision for loan losses during the nine months ended September 30, 2012 resulted in a $1.2 million reduction in the FDIC indemnification asset and noninterest income.

Noninterest Income. Noninterest income increased $1.8 million, to $1.5 million for the nine months ended September 30, 2013 from $(322,000) for the nine months ended September 30, 2012. Excluding the impact of the FDIC indemnification asset, noninterest income declined $1.2 million for the nine months ended September 30, 2013, to $7.7 million compared to $8.9 million in the prior year.

The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
Service charges and fees	$6,234	$6,491	$(257)	(4.0)%
Gain on sale of investments	485	1,217	(732)	(60.1)
Increase in cash surrender value of life insurance	350	365	(15)	(4.1)
FDIC indemnification provision	(695)	(1,180)	485	41.1
Impairment of FDIC indemnification asset	(5,480)	(8,042)	2,562	31.9
Other income	591	827	(236)	(28.5)
Total noninterest income	$1,485	$(322)	$1,807	(561.2)%

Service charges and fees decreased $257,000 to $6.2 million for the nine months ended September 30, 2013, compared to $6.5 million for the nine months ended September 30, 2012, primarily due to lower overdraft fees and a decline in income from debit card interchange activity. Noninterest income also includes pre-tax gains on sales of investments of $485,000 during the nine months ended September 30, 2013, compared to $1.2 million for the nine months ended September 30, 2012. Other income includes a net gain on the sale of REO and fixed assets of $239,000 for the nine months ended September 30, 2013, compared to a gain of $554,000 on the sale of REO and fixed assets in the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, impairment of the FDIC indemnification asset totaled $5.5 million compared to $8.0 million for the nine months ended September 30, 2012.

Noninterest Expense. Noninterest expense decreased $2.1 million, or 6.5%, to $30.4 million for the nine months ended September 30, 2013, compared to $32.6 million during the nine months ended September 30, 2012, as we experienced declines in each category of noninterest expense due to branch closures and continued operating efficiency initiatives. The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
Compensation and benefits	$17,491	$18,029	$(538)	(3.0)%
Occupancy and equipment	4,096	4,543	(447)	(9.8)
Data processing	2,723	2,867	(144)	(5.0)
Advertising	427	596	(169)	(28.4)
Postage and supplies	616	763	(147)	(19.3)
Professional services	1,821	1,947	(126)	(6.5)
Insurance and taxes	1,231	1,585	(354)	(22.3)
Amortization of intangibles	354	433	(79)	(18.2)
Provision for REO	644	454	190	41.9
Other expenses	1,024	1,335	(311)	(23.3)
Total noninterest expense	$30,427	$32,552	$(2,125)	(6.5)%

Compensation and benefits decreased $538,000, or 3.0%, to $17.5 million for the nine months ended September 30, 2013, from $18.0 million for the nine months ended September 30, 2012, due to branch closings in February 2013 and the consolidation of operations that occurred during 2012. These branch closures also reduced occupancy and equipment expense by $447,000 during the nine months ended September 30, 2013 compared to same the year-ago period.

All other categories of expenses were $1.1 million lower during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Insurance and taxes declined by $354,000 compared to the nine months ended September 30, 2012 primarily as a result of a lower REO balance and reductions in our deposit insurance premiums. Partially offsetting these declines, provision for declines in the value of REO totaled $644,000 during the nine months ended September 30, 2013, compared to $454,000 for the same period in 2012.

Income Tax Provision. The income tax provision from continuing operations during the nine months ended September 30, 2013 was $1.0 million based on pre-tax income from operations of $3.1 million, which equates to an effective rate of 32.57%. This compares to an income tax provision from continuing operations of $858,000 based on pre-tax income of $2.4 million for the nine months ended September 30, 2012.

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

Our primary sources of funds are client deposits, loan repayments, maturing investments and advances from the Federal Home Loan Bank of Seattle (“FHLB of Seattle”). These funds, together with retained earnings and equity, are used to originate or purchase loans, purchase investments and other assets, and fund continuing operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of investments. While maturities and the scheduled amortization of loans and investments are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition. Alternatively, we may sell assets to meet our funding needs.

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

Certificates of deposit scheduled to mature in one year or less at September 30, 2013, totaled $97.4 million, which represented 54.6% of our certificates in our deposit portfolio at September 30, 2013. Historically, the Bank has been able to retain a significant amount of deposits as they mature. Since loan demand has slowed and in order to reduce our cost of funds, we have been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in expected deposit runoff at a higher pace than the Bank has historically experienced. Nonetheless, we believe the Company has adequate resources to fund loan and other commitments through growth in core deposits, FHLB advances, loan repayments and maturing investment securities.

The Bank is approved to borrow at the Discount Window of the Federal Reserve Bank and could use that facility as a funding source to meet commitments and for liquidity purposes. The Bank also holds a $25.0 million line of credit with a third-party bank. There were no funds drawn on this line of credit at September 30, 2013.

We also had the ability at September 30, 2013 to borrow $82.7 million from FHLB of Seattle. We had no borrowed funds on this line at September 30, 2013; however, we are dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands. However, our mortgage-backed securities are marketable and could be sold to obtain cash to meet liquidity demands should our access to FHLB funding be impaired.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2013, (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Fixed rate	$20,832
Adjustable rate	32,844
Undisbursed balance of loans	2
Unused lines of credit	59,691
Commercial letters of credit	805
Total	$114,174

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Company's consolidated capital ratios at September 30, 2013 were as follows: Tier 1 capital of 16.15%; Tier 1 (core) risk-based capital of 36.35%; and total risk-based capital of 37.61%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. The Bank's regulatory capital ratios at September 30, 2013 were as follows: Tier 1 capital of 14.40%; Tier 1 (core) risk-based capital of 32.18%; and total risk-based capital of 33.45%. As of September 30, 2013, the Bank also exceeded all regulatory capital requirements.

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

Information security risks for financial institutions such as the Bank have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Those parties also may attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our retail and commercial banking services businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our customers may use personal smart phones, tablets, and other mobile devices that are beyond our control systems. Although we believe we have effective information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Home Federal Bank’s or our customers’ confidential, proprietary and other information, or otherwise disrupt our business operations. We have purchased property and cyber insurance to mitigate the financial impact of such events; however, losses could exceed our coverage limits and the impact to our reputation as a result of a material breach could significantly impair our ability to maintain client relationships and conduct business.

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

As a result of the significant level of cash assumed in the LibertyBank Acquisition and tepid loan demand in our primary markets, we have a greater-than-peer concentration of our assets in cash and investments. All of our investments are classified as available-for-sale and are reported at fair value on the Consolidated Balance Sheets. The recent abrupt rise in long-term market interest rates reduced the fair value of our investments and caused a decline in the unrealized gain on investments, net of taxes, by $11.2 million between December 31, 2012 and September 30, 2013. At September 30, 2013, we estimate an immediate increase in market interest rates of 100 and 200 basis points would cause a decline in the fair value of our investments of 4.71% and 9.22%, respectively.

At September 30, 2013, the Company had no off-balance sheet derivative financial instruments, and the Company did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company's 2012 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of the Company's 2012 Form 10-K, other than the following risks relating to the proposed merger with Cascade Bancorp:

The pendency of our agreement to be acquired by Cascade could have a negative impact on our business.

On October 23, 2013, we entered into the Cascade Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions contained in the Cascade Agreement, the Company will merge with and into Cascade, and Cascade will be the surviving corporation.  The announcement and pendency of the merger with Cascade may have a negative impact on our business, financial results and operations or disrupt our business by:

•	intensifying existing litigation or increasing new legal claims from purported shareholders challenging the Cascade Agreement;

•	intensifying competition as our competitors may seek opportunities related to our pending merger;

•	affecting our relationships with our customers, vendors and employees;

•	limiting certain of our business operations prior to completion of the merger which may prevent us from pursuing certain opportunities without Cascade’s approval;

•	causing us to forego certain opportunities we might otherwise pursue absent the Cascade Agreement;

•
impairing our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with Cascade following the completion of the merger; and

•	creating distractions from our strategy and day-to-day operations for our employees and management and a strain on resources.

The failure to complete the merger with Cascade could negatively impact our business.

There is no assurance that the merger with Cascade or any other transaction will occur or that the conditions to the merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Cascade Agreement will not occur. If the proposed merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under certain circumstances defined in the Cascade Agreement, we may be required to pay a termination fee of $8.0 million. Certain costs associated with the merger are already incurred or may be payable even if the merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any common stock during the quarter ended September 30, 2013.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger with Banner Corporation (1)
2.2	Agreement and Plan of Merger with Cascade Bancorp (2)
3.1	Articles of Incorporation of the Registrant (3)
3.2	Amended and Restated Bylaws of the Registrant (4)
11	Reference is made to Note 3- Earnings Per Share in the Selected Notes to Consolidated Financial Statements under Item 1 herein
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Stockholders’ Equity; (4) Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements.* (5)

*	Filed herewith

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated September 26, 2013

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated November 8, 2013

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-146289) dated September 25, 2007

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated April 2, 2012

(5)
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

Home Federal Bancorp, Inc.

Date: November 8, 2013	/s/ Len E. Williams
Len E. Williams President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2013	/s/ Eric S. Nadeau
Eric S. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger with Banner Corporation (1)
2.2	Agreement and Plan of Merger with Cascade Bancorp (2)
3.1	Articles of Incorporation of the Registrant (3)
3.2	Amended and Restated Bylaws of the Registrant (4)
11	Reference is made to Note 3- Earnings Per Share in the Selected Notes to Consolidated Financial Statements under Item 1 herein
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1) Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated September 26, 2013
(2) Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated November 8, 2013
(3) Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-146289) dated September 25, 2007
(4) Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated April 2, 2012