Form 10-K
period 2013-12-31
Home Federal Bancorp, Inc.
filed 2014-03-17
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
As of March 5, 2014, there were 14,829,224 shares of the registrant’s common stock outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Global Select Market on June 30, 2013, was approximately $177,890,000 (13,963,133 shares at $12.74 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

HOME FEDERAL BANCORP, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

•
results of examinations of the Company by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and of our bank subsidiary by the Federal Deposit Insurance Corporation (FDIC) and the Idaho Department of Finance or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings and could increase our deposit premiums;

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

•	the pending merger between the Company and Cascade Bancorp (Cascade) will not be consummated.

Some of these and other factors are discussed in this Annual Report on Form 10-K under the caption “Risk Factors” and elsewhere in this document and in the documents incorporated by reference herein. Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this report and in other public statements may turn out to be wrong because of inaccurate assumptions we might make because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2014 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity, operating results and stock price.

As used throughout this report, the terms “we”, “our”, “us” or the “Company” or “Home Federal Bancorp” refer to Home Federal Bancorp, Inc., and its consolidated subsidiaries, including Home Federal Bank (Bank), unless the context otherwise requires.

PART I.

Item 1. Business

Organization

Home Federal Bancorp, Inc., a Maryland corporation, was organized by Home Federal Mutual Holding Company (MHC), Home Federal Bancorp, Inc., and Home Federal Bank to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure (Conversion). Upon consummation of the Conversion, which occurred on December 19, 2007, the Company became the holding company for Home Federal Bank and now owns all of the issued and outstanding shares of the Bank’s common stock. As part of the Conversion, shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank and other interested investors. Concurrent with the offering, each share of MHC’s common stock owned by public shareholders was exchanged for 1.136 shares of the Company’s common stock, which resulted in an 853,133 increase in outstanding shares, with cash being paid in lieu of issuing any fractional shares.

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

Merger Agreements with Banner Corporation and Cascade Bancorp. On October 23, 2013, the Company announced the signing of a definitive merger agreement (Cascade Agreement) with Cascade Bancorp (Cascade). Under the terms of the Cascade Agreement, Cascade will acquire the Company, subject to regulatory approval, approval by the stockholders of the Company and Cascade, and other customary conditions of closing. Previously, on September 24, 2013, the Company entered into a merger agreement (Banner Agreement) with Banner Corporation (Banner). The Company terminated the Banner Agreement on October 23, 2013, and paid a termination fee of $3.0 million to Banner during the fourth quarter of 2013. The Banner Agreement was terminated pursuant to its terms because the Company’s Board of Directors determined the Cascade offer was a Superior Proposal, as defined in the Banner Agreement. The merger with Cascade is expected to close in the second quarter of 2014.

Pursuant to the terms and subject to the conditions of the Cascade Agreement, the transaction provides for the payment to Company shareholders of (i) $120.8 million in cash (subject to adjustment based on shareholders’ equity of the Company and other adjustments described in the Cascade Agreement) and (ii) 24,309,066 shares of Cascade common stock (subject to adjustment described in the Cascade Agreement). All “in-the-money” stock options of the Company outstanding immediately prior to the effective time of the merger will be canceled in exchange for a cash payment as provided in the Cascade Agreement.  Each award of the Company's common stock subject to a vesting or lapse restriction under an equity compensation plan will be canceled and converted into the right to receive its proportionate share of the merger consideration. As soon as practicable after the consummation of the merger, the Bank will merge with and into Bank of the Cascades, an Oregon state chartered bank and the wholly-owned subsidiary of Cascade, with Bank of the Cascades surviving the merger.

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

Included in the LibertyBank Acquisition were three subsidiaries of LibertyBank, which became subsidiaries of the Bank. Two of the subsidiaries, Liberty Funding, Inc., and Liberty Investment Services, Inc., had no business activities and were dissolved in September 2012. The third subsidiary, Commercial Equipment Lease Corporation (CELC) finances and leases equipment under equipment finance agreements and lease contracts, typically for terms of less than 5 years. The book value of the stock of CELC was $10.3 million on the date of the LibertyBank Acquisition. CELC conducted business in all fifty states, with a primary focus on Oregon, California and Washington State. Home Federal Bank is winding down the operations of CELC and the accounts of CELC have been consolidated in the accompanying Consolidated Financial Statements.

The Bank also entered into loss sharing agreements with the FDIC in the LibertyBank Acquisition. Under the loss sharing agreements, the FDIC has agreed to reimburse the Bank for 80% of losses and certain related expenses on purchased REO and nearly all of the loans and leases of LibertyBank and CELC. The loss sharing agreements provide support on non-single family loans for five years and for ten years on single family loans, from the date of the LibertyBank Acquisition.

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

The Company has estimated the minimum level of losses to avoid a true-up provision payment to the FDIC to be $46.7 million. At December 31, 2013, the Company accrued $778,000 as an estimate of the true-up provision obligation.

Business Activities

The Company’s primary business activity is the ownership of the outstanding common stock of the Bank. The Company neither owns nor leases any property but instead uses the premises, equipment and other property of the Bank with the payment of appropriate management fees, as required by applicable law and regulations. At December 31, 2013, the Company had no significant assets, other than $11.4 million of cash and cash equivalents, $5.0 million of mortgage-backed securities and all of the outstanding shares of the Bank, and had no significant liabilities.

The Bank was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. The Bank’s deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund. The Bank has been a member of the Federal Home Loan Bank (FHLB) System since 1937. Home Federal Bank’s primary regulators are the FDIC and the Department as a result to its conversion to a state-chartered non-member bank in 2011.

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

At December 31, 2013, the Company had total assets of $1.0 billion, net loans of $407.5 million, deposit accounts of $818.5 million and stockholders’ equity of $169.0 million.

Operating Lines

Home Federal Bancorp’s sole subsidiary is Home Federal Bank. Management has determined that the Bank, as a whole, is the sole reporting unit and that no reportable operating segments exist other than the Bank.

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

At December 31, 2013, the Bank operated through 24 full-service branches and three commercial loan production offices. Those branches are noted in the table under “Item 2. Properties.”

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

The Treasure Valley has enjoyed strong population growth over the last ten years, which led to an increase in residential community developments. Historically, the unemployment rate has been lower than the national rate. The recent recession led to significant deterioration in residential home sales, caused acceleration in unemployment in the Treasure Valley from 2008 through 2010. These weak economic conditions created an over-supply of speculative construction and land development projects. During the build-up of residential construction, commercial real estate construction also accelerated and subsequently many speculative commercial construction projects became vacant, which contributed to falling property values. During 2012, the unemployment rate in the Boise-Nampa MSA fell quickly and residential and commercial construction activity increased significantly, particularly in Meridian, Idaho. This unemployment rate remained low throughout 2013. As a result, general real estate values are rising after nearly two years of annual declines and the labor market has grown to levels near its pre-recession peak and property values improved during 2013. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K.

Central Oregon Region. Within Central Oregon, Home Federal Bank operates in Deschutes, Crook and Jefferson counties. Central Oregon has become a year-round destination resort for visitors and tourists worldwide offering premiere skiing, golfing, fishing, hiking, museums, biking, kayaking, festivals and world-class destination resorts. The largest communities in the Central Oregon Region are Bend, Redmond and Prineville. The population of the Bend MSA is approximately 162,000 people.

While much smaller than the Idaho Region, Central Oregon’s economy is primarily driven by health care, government, tourism and other service industries. St. Charles Medical Center in Bend is the largest private employer with Les Schwab Tires Centers, which is headquartered in Central Oregon, call centers and resorts also within the top ten employers in the region.

Central Oregon experienced rapid population growth and significant new construction occurred between 2003 and 2007 as the region’s natural beauty and resorts gained greater renown; however, this growth has slowed significantly over the last five years. Commercial and residential real estate values increased rapidly prior to 2008 as construction of retail centers and new residential developments maintained pace with population growth. The median home price in Bend and Redmond rose 70% between April 2005 and April 2007 when values peaked. However, the economic slowdown that started in 2008 reduced spending on vacations and tourism traffic in the region, resulting in very high unemployment in many Central Oregon communities. Additionally, commercial real estate vacancies in the region rose quickly and the median home prices in September 2011 had fallen approximately 50% from their peak. The Bend economy improved in 2013 and while unemployment in this region remains significantly above the national average, home values increased rapidly during 2013.

Western Oregon Region. A benefit from the LibertyBank Acquisition was the expansion of our markets into the communities of Eugene, Springfield, Medford and Grants Pass, Oregon. Eugene is Oregon’s second largest city with a population of more than 158,000 people. Manufacturing, retail trade and healthcare and social assistance make up nearly 40% of total employment in Lane County. Since the University of Oregon and a Federal courthouse are located there, government employment helps add stability to Lane County’s economy. While unemployment in Lane County has not been as severe as in Central Oregon, it has trended above national unemployment rates.

Medford, a city of approximately 76,000 people in the southern Oregon county of Jackson, has healthcare as the largest employment industry, along with Lithia Motors and specialty food retailer Harry & David. Nearby Grants Pass, Oregon in Josephine County, is a city of approximately 35,000 people. The Rogue River serves as a primary source for tourism in both of these counties. The combined metropolitan areas of Medford and Grants Pass total approximately 290,000 people.

Operating Strategy

The goal of management’s operating strategy is to enhance the Company's franchise value and increase earnings through acquisitions and organic growth in our banking operations, especially by lending to small to medium-sized businesses, while maintaining the community-oriented client service and sales focus that has characterized our success to date. In order to be successful in this objective and increase stockholder value, we have committed to the following strategies:

Organic Growth in Our Existing Markets. We believe there is a large client base in our markets that are dissatisfied with the service received from larger regional banks. By offering quicker decision-making in the delivery of banking products and services, offering customized products where appropriate, and providing client access to our senior managers, we distinguish ourselves from larger, regional banks operating in our market areas.

Market and Product Expansion Through Acquisitions. In order to enhance our ability to deliver products and services in our existing markets and to expand into surrounding markets, we sought and executed select acquisition opportunities within the intermountain region between Salt Lake City and the Cascade Mountains. We consummated FDIC-assisted transactions in August 2009 and July 2010 that increased our assets by $881.0 million, based on the fair value of assets purchased on the acquisition dates.

Expand Our Product Offerings. We continue to emphasis commercial lending products that diversify our loan portfolio by increasing the percentage of assets consisting of commercial real estate and commercial business loans with higher risk-adjusted returns, shorter maturities and less valuation sensitivity to interest rate fluctuations. We selectively add products to provide diversification of revenue sources and to capture our customers’ full relationship by cross selling our loan and deposit products and services to our customers. For example, we expanded our product offerings to include merchant banking and investment services as a third party agent and we launched a mobile banking product in 2012.

Increase Our Core Deposits. A fundamental part of our overall strategy is to improve both the level and the mix of deposits that serve as a funding base for asset growth. By growing demand deposit accounts and other savings and transaction accounts, we have reduced our reliance on higher-cost certificates of deposit and borrowings such as advances from the FHLB of Seattle. In order to expand our core deposit franchise, commercial deposits are pursued through the introduction of cash management products and by specific targeting of small business customers.

Competition

We face intense competition in originating loans and in attracting deposits within our targeted geographic markets. We compete by leveraging our full-service delivery capability comprised of 24 convenient branch locations, three commercial loan production offices, a network of automated teller machines, a call center and Internet banking, and by consistently delivering high-quality, individualized service to our clients that result in a high level of client satisfaction. Our key large-bank competitors are Wells Fargo, U.S. Bank, Chase, Key Bank and Washington Federal. These competitors control approximately 60% of the deposit market within our footprint. Community bank competitors include Intermountain Community Bank, Bank of the Cascades, Washington Trust Bank and Pacific Continental Bank. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are an increasingly competing challenge for consumer deposit relationships.

Our competition for loans comes principally commercial banks, credit unions and finance companies. Several other financial institutions, including those previously mentioned, have greater resources than us and compete with us for lending opportunities in our targeted market areas. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources and allocate their investment assets to regions of highest yield and demand.

Subsidiaries and Other Activities

Home Federal Bank is the only subsidiary of Home Federal Bancorp. At December 31, 2013, the Bank had one active wholly-owned subsidiary of its own, Commercial Equipment Lease Corporation, which the Bank acquired through the LibertyBank Acquisition. The Bank also acquired a subsidiary through the CFB Acquisition, Community First Real Estate LLC, which owned three of our branches in Central Oregon and has no significant business activity. The Bank had three inactive subsidiaries, Idaho Home Service Corporation, Liberty Funding Inc. and Liberty Insurance Services, Inc. that had no business activities and were dissolved in September 2012.

Personnel

At December 31, 2013 we had 276 full-time equivalent employees compared to 302 at December 31, 2012. The reduction in personnel during fiscal year 2013 was primarily due to branch closures in February 2013. Our employees are not represented by any collective bargaining group. We believe our relationship with our employees is good.

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

Lending Activities

General. Prior to 2006, our principal lending activity consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences. In 2004, we started with significant focus on commercial and small business loans; however, a substantial portion of our loan portfolio is currently secured by real estate, either as primary or secondary collateral. At December 31, 2013, real estate loans comprised 66.9% of our loan portfolio with 40.4% of gross loans secured by commercial real estate. We also originate consumer loans, with an emphasis on home equity loans and lines of credit.

At December 31, 2013, the maximum amount of credit that we could have extended to any one borrower and the borrower’s related entities under applicable regulations was $23.2 million, although by internal policy we generally limit our exposure within a single borrower relationship to $12.0 million. The Senior Management Loan Committee, which includes executive management including the Bank's CEO, Chief Credit Officer, and Senior Credit Officers, will approve loans once the aggregate borrowing relationship exposure exceeds $5.0 million. The Bank does not have a Board-level loan committee; however, if a single borrower relationship exceeds $12.0 million, the Senior Management Loan Committee must get approval from the Board of Directors. Additionally, the Board of Directors receives minutes of the activities of the Senior Management Loan Committee.

Based on outstanding principal balance, our largest single borrower relationship at December 31, 2013, included two commercial real estate loans on retail shopping centers totaling $11.5 million. The second largest lending relationship at that date totaled $8.0 million consisting of three loans including two equipment term notes and an operating line of credit (the operating line of credit was an additional $1.4 million commitment, with no balance outstanding at December 31, 2013). The third largest lending relationship at that date was a term loan and operating line of credit totaling $7.5 million. The fourth largest lending relationship at that date was $7.3 million and included a land loan and two term loans to a residential real estate developer. Our fifth largest borrower relationship at that date totaled $7.3 million consisting of six commercial real estate loans on office/warehouse and medical office buildings. The sixth largest lending relationship at that date was comprised of three commercial real estate loans on assisted living facilities totaling $7.1 million.

All but one of the relationships (totaling $8.0 million to a not-for-profit corporation), including those made to corporations, have personal guarantees in place as an additional source of repayment. The $8.0 million loan relationship includes two term loans subject to an 80% guarantee by the U.S. Department of Agriculture (USDA). The additional line of credit commitment of $1.4 million to that not-for-profit corporation is not subject to the USDA guarantee. All of the loans are substantially secured by property or assets in our primary market area and 80% of losses on $11.5 million of these loans are covered by the FDIC under a purchase and assumption agreement with loss sharing.

At December 31, 2013, the largest lending relationship not covered by the loss sharing agreements totaled $8.0 million consisting of three loans including two term equipment notes and an operating line of credit. The second largest non-covered lending relationship of a $7.5 million is a commercial loan to a private utility water company. The third largest non-covered lending relationship at that date was $7.3 million comprised of a land loan and two term loans to a residential real estate developer.

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

We originate construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $150,000 to $400,000. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in our primary market areas, in addition to a couple of outlying areas. The maximum loan-to-value limit applicable to construction and site development loans is 80% and 70%, respectively, of the appraised market value upon completion of the project. Maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed 36 months for residential subdivision development loans. Substantially all of our residential construction loans have adjustable rates of interest based on The Wall Street Journal prime rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve.

We originate land loans to local contractors and developers for the purpose of holding the land for future development. These loans are secured by a first lien on the property, are generally limited to 50% of the lower of the acquisition price or the appraised value of the land, and generally have a term of up to two years with an interest rate based on The Wall Street Journal prime rate. Our land loans are generally secured by property in our primary market areas. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

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

Commercial and Multifamily Real Estate Lending. Multifamily and commercial real estate loans generally are priced at a higher rate of interest than one-to-four family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by multifamily or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. At December 31, 2013, $97.6 million, or 23.4%, of our loan portfolio was comprised of loans secured by nonowner-occupied commercial real estate loans, including $80.6 million in our noncovered loan portfolio. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

We target individual multifamily and commercial real estate loans to small and mid-size owner occupants and investors between $500,000 and $2.0 million; however, by internal policy as of December 31, 2013, we can originate loans to one borrower up to $12.0 million. Commercial real estate loans are primarily secured by office and warehouse space, professional buildings, retail sites, multifamily residential buildings, industrial facilities and restaurants located in our primary market areas.

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

The maximum loan-to-value ratio for commercial and multifamily real estate loans is generally 75% - 80% on purchases and refinances, depending on the property type of the collateral. We require appraisals of all properties securing commercial and multifamily real estate loans. Appraisals are performed by independent appraisers designated by us or by our staff appraiser. We require our commercial and multifamily real estate loan borrowers with outstanding balances in excess of $250,000 to submit annual financial statements and rent rolls on the subject property. We also inspect the subject property at least every three to five years if the loan balance exceeds $250,000, and annually if the loan balance exceeds $1.0 million. We generally require a minimum pro forma debt coverage ratio of 1.25 times for loans secured by commercial and multifamily properties.

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

At December 31, 2013, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit. Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a first or second mortgage on residential property. The maximum loan-to-value ratio is 80%, when taking into account both the balance of the home equity loan and the first mortgage loan. Home equity lines of credit allow for a ten-year draw period, plus an additional ten year repayment period, and the interest rate is tied to the prime rate as published in The Wall Street Journal, and may include a margin.

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

A small portion of our commercial business loans ($4.4 million at December 31, 2013) were purchased from the FDIC in connection with the CFB and LibertyBank Acquisitions. All of the purchased commercial business loans in these acquisitions are covered under loss sharing agreements with the FDIC.

Commercial business loans include equipment finance agreements for the purchase of personal property, business equipment and titled vehicles and construction equipment. Generally these agreements have terms of 60 months or less and the lessee is granted title to the collateral at the end of the term. All of these financing agreements were assets of CELC, the operations of which were assumed by the Bank in the LibertyBank Acquisition, and nearly all of them are covered under a loss share agreement with the FDIC. Equipment finance agreements included in commercial business loans totaled $1.0 million at December 31, 2013, net of purchase accounting adjustments. CELC also originated leases on personal property and business assets under terms similar to those collateralized by the financing agreements described above, however, at the end of the lease term, the collateral is returned to CELC and subsequently sold through a nationwide network of brokers. Leases totaled only $112,000 at December 31, 2013, net of purchase accounting adjustments, as compared to $583,000 at December 31, 2012. Most of the leases outstanding at December 31, 2013, were covered under a loss sharing agreement with the FDIC. Currently, no new leases or commercial loans are being originated by CELC.

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

Loan Portfolio Analysis. We refer to loans and leases subject to the loss sharing agreements with the FDIC as “covered loans.” All loans purchased in the CFB Acquisition were covered loans. Consumer loans not secured by real estate that were purchased in the LibertyBank Acquisition are not subject to the loss sharing agreements. These loans totaled $1.1 million at December 31, 2013. All other loans and leases purchased in the LibertyBank Acquisition are covered loans. When appropriate within this Annual Report on Form 10-K, we segregate covered loans from our noncovered loan portfolio, since we are afforded significant protection from credit losses on covered loans due to the loss sharing agreements.

The following table summarizes covered loans by type of loan at the dates indicated (dollars in thousands):

	December 31,				September 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$6,284	10.4%	$8,173	9.1%	$15,467	10.0%	$20,445	7.6%	$8,537	6.8%
Multifamily residential	2,382	3.9	3,325	3.7	8,787	5.7	10,286	3.8	6,270	5.0
Commercial real estate	34,825	57.7	48,579	54.3	60,779	39.2	83,794	31.1	61,601	48.7
Total real estate	43,491	72.0	60,077	67.1	85,033	54.9	114,525	42.5	76,408	60.5
Real estate construction:
One-to-four family residential	—	—	—	—	950	0.6	16,884	6.3	3,128	2.5
Multifamily residential	—	—	—	—	—	—	1,018	0.4	1,521	1.2
Commercial and land development	3,339	5.5	5,417	6.1	9,573	6.2	13,246	4.9	17,230	13.6
Total real estate construction	3,339	5.5	5,417	6.1	10,523	6.8	31,148	11.6	21,879	17.3
Consumer:
Home equity	8,379	13.9	10,279	11.5	13,765	8.9	16,124	6.0	6,728	5.3
Automobile	101	0.2	210	0.2	302	0.2	683	0.3	1,188	0.9
Other consumer	554	0.9	762	0.9	1,099	0.7	1,434	0.5	1,850	1.5
Total consumer	9,034	15.0	11,251	12.6	15,166	9.8	18,241	6.8	9,766	7.7
Commercial business	4,378	7.3	12,265	13.7	41,737	26.9	99,045	36.7	18,312	14.5
Leases	86	0.1	434	0.5	2,538	1.6	6,592	2.4	—	—
Gross loans	60,328	99.9%	89,444	100.0%	154,997	100.0%	269,551	100.0%	126,365	100.0%
Allowance for loan losses	(2,296)		(3,917)		(5,140)		(3,527)		(16,812)
Loans receivable, net	$58,032		$85,527		$149,857		$266,024		$109,553

The following table sets forth the composition of the Company’s loan portfolio, including covered and noncovered loans, by type of loan at the dates indicated (dollars in thousands):

	December 31,				September 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$68,755	16.5%	$87,833	20.8%	$125,640	26.0%	$157,574	24.7%	$178,311	33.0%
Multifamily residential	41,819	10.0	34,377	8.1	18,418	3.8	20,759	3.3	16,286	3.0
Commercial	168,294	40.4	185,132	43.8	205,929	42.6	228,643	35.9	213,471	39.5
Total real estate	278,868	66.9	307,342	72.7	349,987	72.4	406,976	63.9	408,068	75.5
Real estate construction:
One-to-four family residential	26,567	6.4	13,016	3.1	9,054	1.9	24,707	3.9	10,871	2.0
Multifamily residential	3,769	0.9	520	0.1	111	—	2,657	0.4	10,417	2.0
Commercial and land development	30,688	7.4	25,391	6.0	16,174	3.3	21,190	3.3	27,144	5.0
Total real estate construction	61,024	14.7	38,927	9.2	25,339	5.2	48,554	7.6	48,432	9.0
Consumer:
Home equity	37,506	9.0	41,793	9.9	48,901	10.1	56,745	8.9	53,368	9.9
Automobile	928	0.2	966	0.2	980	0.2	1,466	0.2	2,364	0.4
Other consumer	2,941	0.7	4,012	1.1	5,473	1.2	8,279	1.3	3,734	0.7
Total consumer	41,375	9.9	46,771	11.2	55,354	11.5	66,490	10.4	59,466	11.0
Commercial business	35,264	8.5	28,666	6.8	49,777	10.3	108,051	17.0	24,256	4.5
Leases	112	—	583	0.1	2,821	0.6	6,999	1.1	—	—
Gross loans	416,643	100.0%	422,289	100.0%	483,278	100.0%	637,070	100.0%	540,222	100.0%
Deferred loan costs (fees), net	(146)		85		(700)		(628)		(858)
Allowance for loan losses	(9,046)		(12,528)		(14,365)		(15,432)		(28,735)
Loans receivable, net	$407,451		$409,846		$468,213		$621,010		$510,629

The previous table reflects the declines in loan balances since the acquisitions as loans receivable, net, totaled $407.5 million at December 31, 2013, compared to $621.0 million at September 30, 2010. Beginning with the recession in in 2008 and continuing through the relatively weak economic conditions that persist currently, we have had limited organic lending opportunities. Additionally, we ceased originating one-to-four family loans for our portfolio in 2006. The decline in one-to-four family loans from $178.3 million at September 30, 2009, to $68.8 million at December 31, 2013, contributed significantly to the overall decline in net loans between these periods. Commercial business loans and leases declined primarily due to our decision to wind-down the operations of CELC shortly after the LibertyBank Acquisition, which resulted in a decline in the loans and leases of CELC from $59.5 million on July 30, 2010, the date of the LibertyBank Acquisition, to $1.0 million in remaining principal balance at December 31, 2013. Lastly, the loan portfolios purchased in the acquisitions included a significant number of impaired and nonaccrual loans, which have since been written down, charged-off, or the collateral has been repossessed, which has also contributed to the overall decline in loan balances since the acquisition dates.

Loans by Contractual Maturity. The following table sets forth certain information at December 31, 2013, regarding the dollar amount of loans maturing based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments (in thousands). Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through Five Years	After Five Years	Total
Real estate:
One-to-four family residential	$24,241	$11,032	$33,482	$68,755
Multifamily residential	3,277	29,078	9,464	41,819
Commercial	17,266	118,477	32,551	168,294
Total real estate	44,784	158,587	75,497	278,868
Real estate construction:
One-to-four family residential	26,068	499	—	26,567
Multifamily residential	3,769	—	—	3,769
Commercial and land development	24,426	4,738	1,524	30,688
Total real estate construction	54,263	5,237	1,524	61,024
Consumer:
Home equity	30,191	1,373	5,942	37,506
Automobile	52	698	178	928
Other consumer	1,466	711	764	2,941
Total consumer	31,709	2,782	6,884	41,375
Commercial business	8,745	20,299	6,220	35,264
Leases	102	10	—	112
Gross loans	$139,603	$186,915	$90,125	$416,643

The following table sets forth the dollar amount of all loans maturing more than one year after December 31, 2013, which have fixed interest rates and have floating or adjustable interest rates (in thousands):

	Floating or Adjustable Rate	Fixed Rate	Total
Real estate:
One-to-four family residential	$1,512	$43,002	$44,514
Multifamily residential	26,219	12,323	38,542
Commercial	120,759	30,269	151,028
Total real estate	148,490	85,594	234,084
Real estate construction:
One-to-four family residential	—	499	499
Commercial and land development	—	6,262	6,262
Total real estate construction	—	6,761	6,761
Consumer:
Home equity	29	7,286	7,315
Automobile	—	876	876
Other consumer	—	1,475	1,475
Total consumer	29	9,637	9,666
Commercial business	11,660	14,859	26,519
Leases	—	10	10
Gross loans	$160,179	$116,861	$277,040

Loan Solicitation and Processing. As part of our commercial banking strategy, we are focusing our efforts in increasing the amount of direct originations of commercial business loans, owner-occupied commercial and multifamily real estate loans and, to construction loans to builders and developers. Loan applications are initiated by loan officers and are required to be approved by our underwriting staff who has appropriately delegated lending authority. Loan officers do not have lending authority. Rather, all lending authority is centralized within our Credit Administration Team, which includes our Chief Credit Officer, our Senior Vice President – Senior Commercial Credit Officer, our Vice President – Senior Consumer Credit Officer, and other credit officers, none of whom receives production-based incentive compensation. Loans that exceed the underwriter’s lending authority must be approved by Credit Officers with adequate aggregate lending authority or the Senior Management Loan Committee once the aggregate borrowing relationship exposure exceeds $5.0 million. We require title insurance on real estate loans as well as fire and casualty insurance on all secured loans and on home equity loans and lines of credit where the property serves as collateral. As noted earlier, the Bank began referring nearly all one-to-four family loan applications through a third party originating broker beginning in December 2011.

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

Loan Originations, Servicing, Purchases and Sales. During the year ended December 31, 2013, our total loan originations were $84.2 million, which did not include any loans originated for sale. Accordingly, we did not originate or sell any first lien residential mortgages during the year ended December 31, 2013.

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

The lending production and credit administration and approval departments are segregated to maintain objectivity. Certain loan types, including commercial real estate, multifamily and commercial business loans, are subject to periodic review through our loan review process, quarterly loan officer risk rating certifications, annual credit review by an independent third party and by our annual safety and soundness examinations by our primary regulator.

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

Delinquent Loans. The following table shows our delinquent loans by the type of loan and number of days delinquent as of December 31, 2013, that were still accruing interest (dollars in thousands):

	Noncovered Loans Delinquent For:				Covered Loans Delinquent for 30 Days or More (1)
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
One-to-four family residential real estate	10	$692	—	$—	—	$—
One-to-four family residential construction	1	499	—	—	—	—
Consumer:
Home equity	4	101	—	—	—	—
Other consumer	4	11	—	—	—	—
Total consumer	8	112	—	—	—	—
Commercial business	—	—	—	—	1	17
Total	19	$1,303	—	$—	1	$17

(1)	Covered loans include loans purchased in the CFB Acquisition. Loans acquired in the LibertyBank Acquisition have been pooled and are not separately reported as nonperforming loans under ASC 310-30.

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

Our determination of the initial fair value of loans purchased in the FDIC-assisted acquisitions involved a high degree of judgment and complexity. The carrying value of the acquired loans reflects management’s best estimate of the amount to be realized from the acquired loan and lease portfolios. However, the amounts we actually realize on these loans could differ materially from the carrying value reflected in these financial statements, based upon the timing of collections on the acquired loans in future periods, underlying collateral values and the ability of borrowers to continue to make payments. Additionally, increases in expected cash flows in subsequent periods or early prepayments of pooled loans may result in an increase in interest income due to unaccreted purchase discounts. This has caused the Company's yield on loans, yield on assets and net interest margin to be higher than what those amounts would be based on the actual note rate of the pooled loans, individually. As the balance of pools decline, the impact on interest income is diminished, which caused yield on loans, yield on assets and net interest margin to decline to a normalized level. We anticipate significant declines in interest income on loans over the next year as pooled loans reduce in balance.

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
Troubled debt restructurings totaled $8.6 million and $11.8 million at December 31, 2013 and 2012, respectively, with noncovered loans representing $7.7 million and $11.5 million of those amounts, respectively. Modifications to loans not accounted for as troubled debt restructurings totaled $108,000 at December 31, 2013, including $46,000 of modifications for noncovered loans. These loans were not considered to be troubled debt restructurings because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. Specific allowance amounts are approved by Senior Management and the lending team to address the risk specifically or we may allow the loss to be addressed in the general allowance. The doubtful category is generally a short-term interim step prior to charge off. Members of the Classified Asset Committee include the Bank’s Chief

Credit Officer and Commercial Banking Team Leaders, as well as the Bank’s internal loan review director and other members of management in our Credit Administration department. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC, the Department and the Federal Reserve which can order the establishment of additional loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but require additional management oversight or possess minor credit weakness are designated by us as either “watch” or “special mention”, respectively.

In connection with the filing of periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our loans, as of December 31, 2013, we had classified loans of $20.3 million, net of purchase accounting adjustments, with $10.6 million in the noncovered loan portfolio. The aggregate amounts of classified loans at the dates indicated were as follows (in thousands):

	December 31,
	2013			2012
	Covered	Noncovered	Total	Covered	Noncovered	Total
Classified loans:
Substandard	$9,750	$10,598	$20,348	$22,444	$29,006	$51,450
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$9,750	$10,598	$20,348	$22,444	$29,006	$51,450

The total amount of noncovered classified assets (the loans in the table above plus REO) represented 6.96% of total stockholders’ equity and 1.17% of total assets as of December 31, 2013.

Potential Problem Loans. Potential problem loans are loans that do not yet meet the criteria for placement on non-accrual status, but known information about possible credit problems of the borrowers causes management to have doubts as to the ability of the borrowers to comply with present loan repayment terms. This may result in the future inclusion of such loans in the non-accrual loan category. As of December 31, 2013, the aggregate amount of potential problem loans was $10.5 million, which is comprised of loans that were rated “Substandard” under the Bank’s risk grading process that are included in the classified loan table above but were not on non-accrual status. Noncovered loans included in that amount were $6.6 million at December 31, 2013. The $6.6 million balance of noncovered potential problem loans is primarily comprised of $6.3 million in loans secured by commercial real estate and $303,000 of various other loan types.

Real Estate Owned and Other Repossessed Assets (REO). Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as REO until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. Other repossessed collateral, including autos, are also recorded at fair value, less costs to sell. As of December 31, 2013, we had $4.8 million in REO with $3.6 million subject to the loss share agreements with the FDIC.

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

The following table bifurcates our nonperforming assets into covered and noncovered as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013			2012
	Covered Assets (1)	Noncovered Assets	Total	Covered Assets (1)	Noncovered Assets	Total
Nonperforming loans:
Real estate construction	$219	$656	$875	$248	$811	$1,059
Commercial and multifamily residential real estate	1,941	875	2,816	4,108	4,552	8,660
One-to-four family residential	232	2,000	2,232	338	3,240	3,578
Other	1	544	545	95	994	1,089
Total nonperforming loans	2,393	4,075	6,468	4,789	9,597	14,386
REO and other repossessed assets	3,597	1,159	4,756	6,111	4,275	10,386
Total nonperforming assets	$5,990	$5,234	$11,224	$10,900	$13,872	$24,772

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

	December 31,		September 30,
	2013 (1)	2012	2011	2010	2009
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$2,233	$3,578	$5,554	$4,328	$10,617
Multifamily residential	993	825	1,393	3,052	1,753
Commercial	1,824	7,835	12,814	15,839	10,750
Total real estate	5,050	12,238	19,761	23,219	23,120
Real estate construction	875	1,059	3,599	8,829	11,611
Consumer	344	738	483	1,371	544
Commercial business and leases	199	351	719	1,259	3,217
Total nonaccrual loans	6,468	14,386	24,562	34,678	38,492
Accruing loans with are contractually past due 90 days or more	—	—	—	344	—
Total of nonaccrual and 90 days past due loans	6,468	14,386	24,562	35,022	38,492
Repossessed assets	30	97	143	382	412
Real estate owned	4,726	10,289	23,295	30,099	17,979
Total nonperforming assets	$11,224	$24,772	$48,000	$65,503	$56,883

Nonperforming covered assets included above	$5,990	$10,900	$27,780	$45,836	$34,224
Nonperforming noncovered assets included above	5,234	13,872	20,220	19,667	22,659
Nonperforming noncovered loans as a percent of noncovered loans	1.14%	2.88%	3.94%	2.64%	2.93%
Troubled debt restructurings	$8,595	$11,825	$7,011	$10,110	$4,700
Interest forgone on nonaccrual loans (2)	826	1,989	1,729	2,820	1,366

(1)
Includes $2.3 million and $315,000 of noncovered TDRs and covered TDRs, respectively, classified as nonaccrual at December 31, 2013, as compared to $6.0 and $164,000 of noncovered TDRs and covered TDRs, respectively, classified as nonaccrual at December 31, 2012.

(2)	If interest on the loans classified as nonaccrual had been accrued, interest income in approximately these amounts would have been recorded on nonaccrual loans for the periods shown.

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

Management believes the allowance for loan losses as of December 31, 2013, and the fair value adjustments under ASC 310-30 represent our best estimate of probable incurred losses inherent in our loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. The preliminary estimated fair values of loans purchased in the LibertyBank Acquisition were highly subjective. The amount that we ultimately realize on these assets could differ materially from the carrying value reflected in our financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Changes to the preliminary estimated fair values of assets purchased in the LibertyBank Acquisition may occur in subsequent periods up to one year from the date of acquisition.

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

	December 31,						September 30,
	2013			2012			2011			2010			2009
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total	Loan Balance	Allowance by Loan Category	Percent of Loans to Total	Loan Balance	Allowance by Loan Category	Percent of Loans to Total	Loan Balance	Allowance by Loan Category	Percent of Loans to Total	Loan Balance	Allowance by Loan Category	Percent of Loans to Total
Noncovered loans:
Real estate:
One-to-four family residential	$62,471	$830	17.5%	$79,660	$1,403	23.9%	$110,173	$1,396	33.6%	$137,128	$3,165	37.3%	$169,774	$2,364	41.0%
Commercial and multifamily	172,906	3,215	48.5	167,605	3,776	50.4	154,781	5,003	47.1	155,322	5,188	42.3	161,886	5,511	39.1
Total real estate	235,377	4,045	66.0	247,265	5,179	74.3	264,954	6,399	80.7	292,450	8,353	79.6	331,660	7,875	80.1
Real estate construction	57,685	923	16.2	33,510	966	10.1	14,816	898	4.5	17,406	1,427	4.7	26,553	1,609	6.5
Consumer	32,341	1,203	9.1	35,519	1,798	10.7	40,188	1,641	12.3	48,249	1,655	13.1	49,700	2,212	12.0
Commercial business	30,886	572	8.7	16,401	637	4.9	8,040	211	2.4	9,006	470	2.5	5,943	227	1.4
Leases	26	7	—	150	31	—	283	76	0.1	408	—	0.1	—	—	—
Total noncovered loans	356,315	6,750	100.0%	332,845	8,611	100.0%	328,281	9,225	100.0%	367,519	11,905	100.0%	413,856	11,923	100.0%
Covered loans (1):
Real estate	19,517	1,316		24,336	2,156		32,480	1,674		41,284	2,311		60,414	8,212
Real estate construction	627	114		2,105	474		3,961	2,569		6,940	448		14,413	7,108
Consumer	4,451	415		5,358	559		7,079	371		8,311	248		9,766	995
Commercial business	2,280	451		3,832	728		9,792	526		9,910	520		15,550	497
Covered loans with allowance	26,875	2,296		35,631	3,917		53,312	5,140		66,445	3,527		100,143	16,812
Covered loans with no allowance (2)	33,453	—		53,813	—		101,685	—		203,106	—		26,223	—
Total covered loans	60,328	2,296		89,444	3,917		154,997	5,140		269,551	3,527		126,366	16,812
Total gross loans	$416,643	$9,046		$422,289	$12,528		$483,278	$14,365		$637,070	$15,432		$540,222	$28,735

(1)	Loans covered by loss sharing agreements with the FDIC. Loan balances and allowance for loan losses are reported separately from indemnifiable loss amounts estimated to be receivable from the FDIC.

(2)
No allowance was recorded on covered loans purchased in the LibertyBank Acquisition or on loans purchased in the CFB Acquisition that were individually accounted for under ASC 310-30 at December, 31, 2013 and 2012 or September 30, 2011, 2010 or 2009, as loan balances are reported at the net present value of estimated cash flows and no impairment subsequent to the acquisition date has been incurred in excess of original estimated cash flows as of those dates.

The following table sets forth an analysis of our allowance for loan losses on noncovered loans at the dates and for the periods indicated (dollars in thousands):

	Years Ended December 31,		Three Months Ended December 31,	Years Ended September 30,
	2013	2012	2011	2011	2010	2009
Noncovered loans:
Allowance at beginning of period	$8,611	$9,947	$9,225	$11,905	$11,923	$4,579
Provisions for loan losses	(2,046)	—	—	1,122	9,250	16,085
Recoveries:
Real estate	75	180	43	432	64	122
Real estate construction	262	52	1,087	604	104	15
Consumer	188	82	38	126	17	100
Commercial business	2	12	—	142	113	1
Total recoveries	527	326	1,168	1,304	298	238
Charge-offs:
Real estate	(218)	(985)	(366)	(2,401)	(7,494)	(2,490)
Real estate construction	(18)	—	(3)	(668)	(653)	(4,452)
Consumer	(98)	(582)	(77)	(1,734)	(1,216)	(1,843)
Commercial business	(8)	(95)	—	(303)	(203)	(194)
Total charge-offs	(342)	(1,662)	(446)	(5,106)	(9,566)	(8,979)
Net recoveries (charge-offs)	185	(1,336)	722	(3,802)	(9,268)	(8,741)
Allowance at end of period	$6,750	$8,611	$9,947	$9,225	$11,905	$11,923
Allowance for loan losses on noncovered loans as a percentage of noncovered loans	1.89%	2.59%	3.06%	2.81%	3.24%	2.88%
Allowance for loan losses on noncovered loans as a percentage of nonperforming noncovered loans	165.64	89.73	63.38	71.26	122.74	101.19
Net (recoveries) charge-offs on noncovered loans as a percentage of average noncovered loans outstanding during the period	(0.05)	0.40	(0.88)	1.09	2.51	1.82

The following table details activity in the allowance for loan losses on covered loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30 and does not consider the impact of amounts received from the FDIC under the loss sharing agreement related to such activity at the dates and for the periods indicated (in thousands):

	Years Ended December 31,		Three Months Ended December 31,	Years Ended September 30,
	2013	2012	2011	2011	2010	2009
Covered loans:
Allowance at beginning of period	$3,917	$4,224	$5,140	$3,527	$16,812	$—
Provisions for loan losses	(440)	(1,765)	(474)	10,274	1,050	—
Addition to allowance due to acquisitions	—	—	—	—	—	16,812
Adjustment in preliminary estimated losses	—	—	—	—	(9,210)	—
Recoveries:
Real estate	108	2,071	2	176	16	—
Real estate construction	954	944	66	792	—	—
Consumer	56	—	—	24	—	—
Commercial business	110	105	4	376	—	—
Total recoveries	1,228	3,120	72	1,368	16	—
Charge-offs:
Real estate	(1,851)	(319)	(224)	(3,667)	(1,865)	—
Real estate construction	(134)	(298)	(80)	(5,056)	(2,117)	—
Consumer	(26)	(522)	(129)	(404)	(312)	—
Commercial business	(398)	(523)	(81)	(902)	(847)	—
Total charge-offs	(2,409)	(1,662)	(514)	(10,029)	(5,141)	—
Net (charge-offs) recoveries	(1,181)	1,458	(442)	(8,661)	(5,125)	—
Allowance at end of period	$2,296	$3,917	$4,224	$5,140	$3,527	$16,812

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

The following table sets forth the composition of our investment securities portfolios at the dates indicated (in thousands):

	December 31,				September 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Obligations of U.S. Government Sponsored Enterprises (GSE)	$50,545	$49,205	$56,179	$57,660	$81,751	$82,303
Obligations of states and political subdivisions	41,924	40,428	38,932	40,890	14,855	15,605
U.S. Treasury bonds	9,606	8,104	—	—	—	—
Corporate note, FDIC-guaranteed	—	—	—	—	1,008	1,011
Mortgage-backed securities:
Fannie Mae	202,695	197,638	194,416	200,118	127,773	132,022
Freddie Mac	63,692	64,239	76,845	79,688	95,757	99,577
Ginnie Mae	27,824	28,294	37,634	38,954	46,108	46,896
Veterans Administration	2,461	2,509	2,795	2,912	3,127	3,108
Private label	236	231	287	283	369	325
Total	$398,983	$390,648	$407,088	$420,505	$370,748	$380,847

At December 31, 2013, we believe that it is more likely than not that the Company has the ability and intent to hold the securities with a fair value less than amortized cost until their value has recovered to amortized cost.

We received a significant balance of cash due to liabilities assumed in the LibertyBank Acquisition exceeding the book value of assets purchased. We have purchased a significant amount of investment securities since the LibertyBank Acquisition to invest this excess liquidity, with most of those purchases being comprised of mortgage-backed securities issued and guaranteed by U.S. Government-sponsored enterprises. We also purchased some obligations of state and local political subdivisions, but we were selective in our purchases, focusing on highly-rated and well-covered issues with strong cash flow coverage and revenue support. We have focused on mortgage-backed securities and other securities with medium-term durations to ensure the cash flow and liquidity remains strong to assist with strategic initiatives, such as acquisitions, and to protect our interest income against rising interest rates. To that end, we have targeted an average effective duration for our securities portfolio of 4.5 years. At December 31, 2013, we estimate the effective duration of our portfolio to be 4.7 years. The Company reduced purchases of investments in the second half of 2013 due to the pending merger with Cascade.

The table below sets forth information regarding the amortized cost, weighted average yields and maturities or periods to repricing of our investment portfolio at December 31, 2013 (dollars in thousands), without giving effect to contractual or estimated prepayments on mortgage-backed securities:

	Amounts Due or Repricing Within:
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available-for-sale:
Obligations of U.S. Government Sponsored Enterprises (GSE)	$9,883	1.26%	$3,515	2.66%	$9,960	2.27%	$27,187	2.36%	$50,545	2.15%
Obligations of states and political subdivisions	—	—	727	2.80	13,736	3.09	27,461	3.15	41,924	3.12
U.S. Treasury bonds	—	—	—	—	—	—	9,606	3.15	9,606	3.15
Mortgage-backed securities, GSE-issued	11,742	2.30	14,711	2.49	190,838	2.34	79,381	2.75	296,672	2.46
Mortgage-backed securities, private label	236	2.33	—	—	—	—	—	—	236	2.33
Total	$21,861	1.83%	$18,953	2.53%	$214,534	2.38%	$143,635	2.57%	$398,983	2.51%

(1)
Interest and dividends are reported on a tax-equivalent basis, adjusted for a 34% federal tax rate since the interest and dividends are tax exempt. For available-for-sale securities carried at fair value, the weighted average yield is computed using amortized cost.

The following table sets forth certain information with respect to each issuer of securities, without regard to type of security, which had an aggregate book value in excess of 10% of our total equity at December 31, 2013 (in thousands):

	Amortized Cost	Fair Value
Available-for-sale:
Fannie Mae	$207,686	$202,622
Freddie Mac	64,700	65,250
Ginnie Mae	27,824	28,294
U.S. Small Business Administration	41,030	39,573

Federal Home Loan Bank Stock. As a member of the FHLB of Seattle, the Bank is required to own its capital stock. The amount of stock the Bank holds is based on percentages specified by the FHLB of Seattle on outstanding advances. The redemption of any excess stock the Bank holds is at the discretion of the FHLB of Seattle. At December 31, 2013, the carrying value of FHLB stock was $16.8 million.

In 2008, the FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, and that it would suspend dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB did not pay a dividend from the fourth quarter of 2008 until the fourth quarter of 2013, when they resumed paying dividends due to their improving financial condition. Additionally in 2012, they resumed redeeming a portion of their stock from member banks which had excess holdings. During the year ended December 31, 2012, they redeemed $316,000 of stock from us, and during the year ended December 31, 2013, they redeemed an additional $630,000.

Bank-Owned Life Insurance. We have purchased bank-owned life insurance policies (BOLI) to offset employee benefit costs. At December 31, 2013, we had a $15.8 million investment in general account life insurance contracts. The potential death benefits as of December 31, 2013 were $31.1 million. The policies have been issued by seven insurance companies. All of the insurance companies that issued the policies in the Bank’s BOLI portfolio had investment grade ratings by Standard & Poor’s and A.M. Best at December 31, 2013, and all of these carriers have very high Comdex composite scores at December 31, 2013.

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

Changes in our deposit composition reflect our strategy to reduce reliance on certificates of deposit. Interest-bearing and noninterest-bearing checking, savings and money market accounts, which we collectively refer to as “core deposits”, comprised 79.4% of our total deposits at December 31, 2013. We believe core deposits have greater stability and higher profitability than certificates of deposit. We rely on marketing activities, convenience, customer service and the availability of a broad range of competitively priced deposit products and services to attract and retain customer deposits.
Deposits. With the exception of our Health Savings Accounts, which totaled $25.0 million at December 31, 2013, substantially all of our depositors are residents and businesses located in the states of Idaho and Oregon. Deposits are attracted from within our market areas through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates and terms to maturity. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

Deposit Activities. The following table sets forth the total deposit activities of Home Federal Bank for the periods indicated (in thousands):

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
Balance at beginning of period	$850,888	$906,099	$959,509	$1,189,662
Net decrease in deposits before interest credited	(35,357)	(59,022)	(54,622)	(236,944)
Interest credited	2,920	3,811	1,212	6,791
Net increase (decrease) in deposits	(32,437)	(55,211)	(53,410)	(230,153)
Balance at end of period	$818,451	$850,888	$906,099	$959,509

Time Deposits by Rate. The following table sets forth the time deposits in Home Federal Bank classified by contractual rate as of the dates indicated (in thousands):

	December 31,		September 30,
	2013	2012	2011
0.00-0.99%	$95,889	$112,215	$130,183
1.00-1.99	23,753	29,262	62,009
2.00-2.99	18,317	32,774	69,288
3.00-3.99	30,198	33,038	35,773
4.00 and above	282	1,953	13,046
Total	$168,439	$209,242	$310,299

Time Deposits by Maturity. The following table sets forth the amount and maturities of time deposits at December 31, 2013 (in thousands):

	One Year or Less	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	After Four Years Through Five Years	After Five Years	Total
0.00-0.99%	$72,377	$12,172	$6,449	$3,479	$1,412	$—	$95,889
1.00-1.99	1,178	5,757	11,209	5,376	42	191	23,753
2.00-2.99	1,958	15,977	382	—	—	—	18,317
3.00-3.99	21,356	8,827	4	—	—	11	30,198
4.00 and above	215	50	—	10	7	—	282
Total	$97,084	$42,783	$18,044	$8,865	$1,461	$202	$168,439

The following table sets forth information concerning our time deposits and other deposits at December 31, 2013 (dollars in thousands):

Weighted Average Interest Rate	Original Term	Category	Amount	Percentage of Total Deposits
—%	n/a	Noninterest-bearing demand deposits	$160,602	19.6%
0.09	n/a	Interest-bearing demand deposits	220,255	26.9
0.11	n/a	Money market accounts	158,364	19.3
0.07	n/a	Health savings accounts	25,016	3.1
0.03	n/a	Savings deposits	85,775	10.5
		Certificates of deposit:
0.94%	1-11 months	Fixed term, fixed rate	97,084	11.9
1.95	12-23 months	Fixed term, fixed rate	42,783	5.2
1.12	24-35 months	Fixed term, fixed rate	18,044	2.2
0.97	36-47 months	Fixed term, fixed rate	8,865	1.1
0.43	48-60 months	Fixed term, fixed rate	1,461	0.2
1.56	Over 60 months	Fixed term, fixed rate	202	—
		Total certificates of deposit	168,439	20.6
		Total deposits	$818,451	100.0%

Jumbo Certificates. Jumbo certificates of deposit are certificates in amounts of $100,000 or more. We experienced a $15.1 million decrease in jumbo certificates from December 31, 2012 to December 31, 2013, primarily due to the significant maturities of higher-rate certificates of deposit assumed in the LibertyBank Acquisition and our pricing decisions intended to reduce these deposits. The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2013 (in thousands):

Maturity Period	Certificates of Deposit of $100,000 or More
Three months or less	$6,909
Over three months through six months	5,088
Over six months through twelve months	17,855
Over twelve months	29,029
Balance at end of period	$58,881

Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by Home Federal Bank at the dates indicated (dollars in thousands):

	December 31,						September 30,
	2013			2012			2011
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase
Demand deposits	$380,857	46.5%	$13,633	$367,224	43.2%	$(2,131)	$369,355	38.5%	$27,501
Money market accounts	158,364	19.3	(8,838)	167,202	19.7	(9,981)	177,183	18.5	(3,271)
Health savings accounts	25,016	3.1	1,197	23,819	2.8	787	23,032	2.4	792
Savings deposits	85,775	10.5	2,374	83,401	9.8	3,761	79,640	8.3	10,561
Fixed-rate certificates maturing:
Within one year	97,084	11.9	(10,277)	107,361	12.6	(86,462)	193,823	20.2	(175,947)
After one year, but within two years	42,783	5.2	(2,462)	45,245	5.3	2,464	42,781	4.5	(79,525)
After two years, but within five years	28,370	3.5	(28,015)	56,385	6.6	(17,097)	73,482	7.6	(9,016)
After five years	202	—	(49)	251	—	38	213	—	(1,248)
Total	$818,451	100.0%	$(32,437)	$850,888	100.0%	$(108,621)	$959,509	100.0%	$(230,153)

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

As a member of the FHLB, we are required to own its capital stock. Advances are made individually under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. We maintain a committed credit facility with the FHLB that provides for immediately available advances up to an aggregate of 40% of the Bank’s total assets. In September 2011, we repaid all outstanding borrowings with the FHLB (approximately $48.3 million) before the scheduled maturity dates due to our excess liquidity position. We incurred a prepayment penalty of $2.0 million, however, the repayment has reduced and should continue to reduce interest expense in future periods. Our FHLB borrowing capacity was $79.9 million, at December 31, 2013, which was collateralized by our FHLB stock and through a blanket pledge on our first lien one-to-four family residential real estate and multifamily loan portfolios and our securities portfolio. The Bank can increase its borrowing capacity by offering additional loans as collateral.

Other borrowings include securities sold under obligations to repurchase, also known as repurchase agreements. We originate repurchase agreements directly with our commercial and retail customers and collateralize these borrowings with securities issued by U.S. Government-sponsored enterprises. While we had some repurchase agreements during 2013, we did not have any at December 31, 2013.

At December 31, 2013, we also had access to the Federal Reserve Bank of San Francisco’s discount window. No funds were drawn on this facility at December 31, 2013. Additionally, we had a $25.0 million line of credit with a third-party bank, however, no funds were drawn on this line at December 31, 2013.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect Home Federal Bank and Home Federal Bancorp. For certain of these changes, implementing regulations have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of Home Federal Bank:

•
The Consumer Financial Protection Bureau (CFPB), an independent consumer compliance regulatory agency within the Federal Reserve has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to both new and existing consumer financial protection laws. Financial institutions with assets of less than $10 billion, like Home Federal Bank, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws. The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations;

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries;

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011;

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts was extended through December 31, 2013;

•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less the average tangible equity during the assessment period; and

•
The minimum reserve ratio of the FDIC’s Deposit Insurance Fund (DIF) increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. Pursuant to the Dodd-Frank Act, the FDIC recently issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

The following aspects of the Dodd-Frank Act are related to the operations of Home Federal Bancorp:

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules;

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

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; and

•	Stock exchanges implementing new rules regarding composition of compensation committees and independence of compensation consultants.

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

Insurance of Accounts and Regulation by the FDIC.  The DIF of the FDIC insures deposit accounts in Home Federal Bank up to $250,000 per separately insured depositor.  Noninterest bearing transaction accounts had unlimited coverage through December 31, 2013. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2013, were $598,000. Those premiums have increased in recent years as a result of recent strains on the FDIC’s DIF due to the cost of large bank failures and increase in the number of troubled banks.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. Home Federal Bank's prepaid assessment no longer had a balance at December 31, 2013.
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

At December 31, 2013, Home Federal Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information on capital requirements, see Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8, Financial Statements and Supplemental Data.

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

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement for a bank to be considered adequately capitalized specifies a minimum ratio of Tier 1 capital to average total assets of 4%.  At December 31, 2013, Home Federal Bank had a Tier 1 leverage capital ratio of 14.58%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution’s particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect the bank’s financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks. At December 31, 2013, Home Federal Bank had a Tier 1 risk-based capital ratio of 32.37%, and a total risk-based capital ratio of 33.63%.

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

New Capital Rules. In June 2012, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to Home Federal Bancorp and Home Federal Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. In July 2013, the FDIC issued interim final new capital rules applicable to smaller banking organizations. Community banking organizations, including the Company and the Bank, will begin transition to the new rules on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The following is a summary of the major changes from the current general risk-based capital rule:

•
higher minimum capital requirements, including a new common equity tier 1 capital ratio of 4.5% and criteria instruments must meet in order to be considered common equity tier 1 capital; a tier 1 capital ratio of 6.0%; the retention of a total capital ratio of 8.0%; and a minimum leverage ratio of 4.0%;

stricter eligibility criteria for regulatory capital instruments;

•
restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers, if the organization does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter;

•
replacement of the external credit ratings approach to standards of creditworthiness with a simplified supervisory formula approach, implementing the requirements of Section 939A of the Dodd-Frank Act;

•
stricter limitations on the extent to which mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions may be included in common equity tier 1 capital and the risk weight to be assigned to any amounts of such assets not deducted; and

•	increased risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and selected other changes in risk weights and credit conversion factors.

The implementation of Basel III is not expected to have a material impact on the Company’s or the Bank's capital ratios.

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

The TAGP provided unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Other NOW accounts and money market deposit accounts are not covered. TAGP coverage on NOW accounts lasted until December 31, 2010, and lasted until December 31, 2013 for noninterest-bearing transaction accounts.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.   As of December 31, 2013, Home Federal Bank’s aggregate total for construction, land and land development loans was 40.42% of the Bank’s total regulatory capital. In addition, at December 31, 2013, Home Federal Bank’s commercial real estate loans totaled 111.48% of the Bank’s total regulatory capital.

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

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or nonpersonal time deposits.  These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank.  NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank.  At December 31, 2013, the Bank’s deposits with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Federal Home Loan Bank System. Home Federal Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. Although we had FHLB advances outstanding during nearly all of fiscal year 2011, by September 30, 2011, Home Federal Bank had paid off all $48.3 million of outstanding advances from the FHLB of Seattle under the available credit facility. This credit facility as of December 31, 2013 is $79.9 million, which is limited to available collateral. See the section entitled “Business – Deposit Activities and Other Sources of Funds – Borrowings.”

As a member, Home Federal Bank is required to purchase and maintain stock in the FHLB of Seattle. At December 31, 2013, Home Federal Bank had $16.8 million in FHLB stock, which was in compliance with this requirement.

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

Dividends.  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Home Federal Bancorp is under no such restriction. Additionally, while the Company was not profitable in fiscal years 2011 and 2013, the Company had sufficient excess capital above the levels to be considered “Well Capitalized” under regulatory guidance, and the Company continued to pay dividends to shareholders during those periods.

Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.  The guidelines require that a company’s total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of December 31, 2013, Home Federal Bancorp’s total risk-based capital was 37.18% of risk-weighted assets and its Tier 1 (core) capital was 35.92% of risk-weighted assets.

Stock Repurchases.  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.   We did not repurchase any shares during the year ended December 31, 2013, nor do we have authorization to repurchase any additional shares as of that date. However we repurchased 1,251,943 shares of our common stock during the year ended December 31, 2012.

Volcker Rule. In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the Volcker Rule). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions. Included among those prohibited investments are certain collateralized debt obligations (CDOs) collateralized by trust preferred securities (TruPS). While the five regulatory agencies issued an Interim Final Rule on January 14, 2014, granting relief from the prohibition against holding certain CDOs secured by TruPS issued by bank or thrift holding companies, the relief does not extend to CDOs collateralized by TruPS issued by insurance companies. The Bank does not engage in any of the trading activity or own any of the types of funds regulated by the Volcker Rule.

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

Net Operating Loss Carryovers. At December 31, 2013, the Company had no net operating loss carryforwards or carrybacks for federal income tax purposes.

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

State Taxation

Home Federal Bancorp and Home Federal Bank are subject to the general corporate tax provisions of the states of Oregon and Idaho. State corporate income taxes are generally determined under federal tax law with some modifications. Taxable income is taxed at a rate of 7.4% and 6.6% in Idaho and Oregon, respectively. These taxes are reduced by certain credits, primarily the Idaho investment tax credit in the case of Home Federal Bank.

Home Federal Bancorp also is subject to the corporate tax provisions of the state of Maryland. CELC is subject to property and income taxes in approximately 30 states where it conducts business.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

	Age as of	Position
Name	December 31, 2013	Company	Bank
Len E. Williams	55	Director, President and Chief Executive Officer	Director, President and Chief Executive Officer
Eric S. Nadeau	43	Executive Vice President, Treasurer, Secretary, and Chief Financial Officer	Executive Vice President, Treasurer, Secretary, and Chief Financial Officer
R. Shane Correa	48		Executive Vice President, Chief Banking Officer
Cindy L. Bateman	52		Executive Vice President, Chief Credit Officer
Mark C. Johnson	57		President, Western Oregon Region

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

Eric S. Nadeau joined the Company in June 2008 as Executive Vice President, Treasurer, Corporate Secretary and Chief Financial Officer of Home Federal Bancorp and Home Federal Bank. He was most recently employed by Camco Financial Corporation in Cambridge, Ohio, as its Chief Financial Officer. From January 2003 until February 2006 he was the Chief Financial Officer of Ohio Legacy Corp, and its subsidiary, Ohio Legacy Bank, N.A. His previous experience also includes financial management positions with telecommunications and construction equipment companies. Mr. Nadeau was employed by Crowe Horwath from 1993 to 1998 where he provided audit, tax and consulting services to financial institutions in the Midwest. Mr. Nadeau is a certified public accountant and received his Bachelor of Science in Business Administration from the Richard T. Farmer School of Business at Miami University in Oxford, Ohio. Mr. Nadeau serves as Treasurer of the Board of Directors of the Boise Philharmonic Association.

R. Shane Correa is the Chief Banking Officer for Home Federal Bank.  Mr. Correa was President of the Central Oregon Region of Home Federal Bank until his appointment in September 2010.  Mr. Correa previously served as Executive Vice President and Chief Banking Officer of Columbia River Bank (CRB) from September 2004 until he joined Home Federal in March 2010. He joined CRB in July 1998, and served in various leadership positions throughout Central and Eastern Oregon prior to his appointment as Chief Banking Officer. Prior to CRB, Mr. Correa spent 10 years with U.S. Bank in various management positions. Mr. Correa holds a B.S. degree in Agricultural Business Management from Oregon State University and is a graduate of Western School of Bank Management. He has 23 years of banking experience. Mr. Correa’s professional affiliations have included a current Board Member of the Oregon Bankers Association, Rotary Clubs of Oregon and Washington, Rotary Club of Boise, Deschutes County United Way Board and the Greater Eastern Oregon Development Corporation Board.

Cindy L. Bateman is Executive Vice President and Chief Credit Officer of Home Federal Bank. Ms. Bateman joined Home Federal Bank in March 2007. Ms. Bateman was previously employed by Key Bank from 2002 until 2007 having served as Senior Vice President and District Business Leader. Having started her career with First Security Bank of Idaho in 1983 in the Management Training program, she has held various leadership positions in Credit Administration and Commercial and Business Banking in Idaho, Southern California and Seattle. Ms. Bateman holds a B.B.A. in Finance from Idaho State University and an M.B.A. from the University of Washington. She serves on the Board of Trustees for the Idaho Shakespeare Festival and has served as Treasurer and President. In addition, she and formerly served as the President of Financial Women International, Chair of the FWI Foundation, Board Director for Youth Eastside Services, Small Business Committee member for the Boise Chamber of Commerce, with involvement on event planning committees for the Better Business Bureau Intergrity Counts! Event, the Business Enrichment Series in partnership with Northwest Nazarene University and the St. Luke’s Women in Business Awards.

Mark C. Johnson is President of the Western Oregon Region of Home Federal Bank. Mr. Johnson joined Home Federal Bank as President-Western Oregon Region on November 17, 2010 and assumed an expanded leadership role for company-wide commercial banking and treasury management activities in October, 2011. With over 35 years of experience in commercial banking, primarily in Western Oregon, he previously served as Senior Vice President of Sterling Savings Bank from 2003 to 2010 in the roles of Commercial Banking Director, Regional Commercial Banking Director and Corporate Banking Team Leader. He also worked at Wells Fargo Bank and US Bank in various production and leadership positions. Johnson received his Bachelor of Arts degree in business administration from Western State Colorado University, and is active in the local community including the Eugene Chamber of Commerce Finance Committee, United Way of Lane County Campaign Cabinet and Financial Services Committee, and Downtown Athletic Club advisory board. In addition, he was previously active in leadership positions in Junior Achievement of Western Oregon, the National Kidney Foundation of Oregon and Washington, and served as a founding director of Emerald Valley Youth Track Club.

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

During the last four years it has been the policy of the Board of Governors of the Federal Reserve System (the Federal Reserve) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has contributed to increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse affect on our profitability.

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

At December 31, 2013, we had $35.3 million or 8.5% of total loans in commercial business loans. Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value. In addition, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower and secondarily on underlying collateral provided by the borrower.

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

We maintain an allowance for loan losses that we believe is an appropriate reserve to provide for probable losses in our loan portfolio. The allowance is funded by provisions for loan losses charged to expense. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Slower sales, excess inventory and declining prices in the housing market have been the primary causes of the recent increases in delinquencies and foreclosure in our loan portfolio. While stabilizing in recent years, if weakening conditions in the housing and real estate markets return, we expect we will experience increases in delinquencies and credit losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses. Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

The fair value of REO may decline.

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

While some of the provisions of the Dodd-Frank Act have been implemented, many still have not. Additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

In June 2012, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency proposed rules that would substantially amend the regulatory risk-based capital rules applicable to Home Federal Bancorp and Home Federal. In July 2013, the FDIC issued interim final new capital rules applicable to smaller banking organizations. Community banking organizations including the Company and the Bank will begin transitioning to the new rules on January 1, 2015. These rules are discussed in Item 1 above under "Regulation and Supervision of Home Federal Bank".

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

Our earnings may be negatively affected by a failure to comply with the terms of the shared-loss agreements with the FDIC or if our losses are less than expected.

In connection with the CFB and LibertyBank Acquisitions, Home Federal Bank entered in to shared-loss agreements with the FDIC that significantly reduces the Bank's credit loss exposure. Losses on covered assets in the CFB Acquisition are indemnified by the FDIC at the rate of 80% on the first $34 million of losses and at a rate of 95% after that. Losses on covered assets in the LibertyBank Acquisition are indemnified by the FDIC at a rate of 80%. The loss sharing agreements will expire five years after the acquisition date for non-single family covered assets and ten years after the acquisitions date for single-family covered assets. After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered assets. At December 31, 2013, nearly all of the assets remaining in the covered asset portfolios qualify as non-single family covered assets. Therefore, most of our covered assets will no longer be indemnified after September 2014 for assets purchased in the CFB Acquisition and September 2015 for assets purchased in the LibertyBank Acquisition.

The purchase and assumption agreements and the shared-loss agreements for the CFB and LibertyBank Acquisitions have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements. Our failure to comply with the terms of the agreements or to properly service the loans and REO under the requirements of the loss sharing agreements may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC. This could result in material losses that are currently not anticipated. In addition, in September 2020, approximately ten years following the LibertyBank Acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss sharing agreements have been less than the intrinsic loss estimate, which was determined by the FDIC prior to the LibertyBank Acquisition, based on a formula in the agreement. Under the formula, the Bank has estimated the minimum level of losses to avoid a true-up provision payment to the FDIC to be $46.7 million. The maximum amount of the true-up provision is $4.7 million, if there are no losses in the covered loan portfolio. At December 31, 2013, the Bank accrued $778,000 as an estimate of the true-up provision obligation, however, there can be no assurance that additional accruals will not be required in future periods that will negatively affect earnings.

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

The pendency of the proposed merger with Cascade and the related diversion of our management’s attention from the operation of our business may adversely affect our business and results of operations.

As described in our Current Report on Form 8-K filed with the SEC on October 23, 2013, and the registration statement on Form S-4, filed by Cascade with the SEC on December 16, 2013, as amended, we entered into the Cascade Agreement which, subject to shareholder approval and various other conditions, would result in our being acquired by Cascade. Our management and Board of Directors have devoted and will continue to devote a significant amount of time and attention to the proposed merger. In addition, in connection with the proposed merger, we have incurred and will continue to incur expenses, which could prove to be significant. Our business and our operating and financial results may be materially adversely affected by the diversion of management’s time and attention and the expenses incurred in connection with the proposed merger.

If the proposed merger is not completed and we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

If the proposed merger is not completed, our Board of Directors will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure. These alternative transactions or initiatives may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed merger. In addition, our ability to consummate any alternative transaction or execute any alternative initiative could be subject to various uncertainties. All of the foregoing could adversely affect our operations or financial condition

The failure to complete the merger with Cascade could negatively impact our business.

There is no assurance that the merger with Cascade or any other transaction will occur or that the conditions to the Merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Cascade Agreement will not occur. If the proposed merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Cascade Agreement, we may be required to pay a termination fee of up to approximately $8.0 million. Certain costs associated with the merger are already incurred or may be payable even if the merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2013, we conducted business from 24 full-service banking offices. 15 of the locations are owned, five locations are leased and four locations are owned with the land being leased. At December 31, 2013, the net book value of our investment in properties and equipment was $25.9 million. The net book value of the data processing and computer equipment utilized by us at December 31, 2012 was $2.3 million.

The following table sets forth certain information relating to our offices as of December 31, 2013:

Location	Leased or Owned	Lease Expiration Date	Square Footage
ADMINISTRATIVE OFFICES:
Main Administration (1) 500 12th Ave S Nampa, ID 83651	Owned	n/a	35,514
Western Oregon Administration 78 Centennial Loop Eugene, OR 97401	Leased	February 2014	10,000
Portland Loan Production Office 10121 SE Sunnyside, Suites G and H Clackamas, OR 97015	Leased	May 2014	600
Bend Mill Quarter Loan Production Office 606 NW Arizona Ave Bend, OR 97701	Owned	n/a	6,500
Salt Lake City Loan Production Office 11650 South State St, Suites 318, 319 and 320 Draper, UT 84020	Leased	May 2014	480
BRANCH OFFICES:
Ustick Marketplace 3630 N Eagle Rd Boise, ID 83713	Owned	n/a	3,500
Parkcenter 871 E Parkcenter Blvd Boise, ID 83706	Owned	n/a	5,500
Downtown Boise 800 W State St Boise, ID 83703	Leased	June 2014	8,250
Karcher 1820 Caldwell Blvd Nampa, ID 83651	Owned	n/a	4,900
Caldwell 923 Dearborn Caldwell, ID 83605	Owned	n/a	5,844
Meridian 55 E Franklin Rd Meridian, ID 83642	Owned	n/a	5,000
Silverstone 3405 E Overland Rd Meridian, ID 83642	Owned	n/a	20,000
Mountain Home 400 N 3rd E Mountain Home, ID 83647	Owned	n/a	3,600
Eagle 100 E Riverside Dr Eagle, ID 83616	Owned	n/a	5,500
Emmett 250 S Washington Ave Emmett, ID 83617	Owned	n/a	3,600
Bend West 200 SW Century Dr Bend, OR 97702	Building Owned Land Leased	December 2016	3,600

Bend Greenwood 671 NE Greenwood Bend, OR 97701	Leased	November 2015	2,600
Bend Downtown 805 NW Bond St Bend, OR 97701	Leased	February 2016	5,128
Redmond 821 SW 6th St Redmond, OR 97756	Owned	n/a	7,800
Prineville 555 NW Third Prineville, OR 97754	Owned	n/a	12,860
Madras 1150 SE Hwy 97 Madras, OR 97741	Owned	n/a	4,500
Eugene Coburg 1585 Coburg Rd Eugene, OR 97401	Owned	n/a	3,993
Eugene West 3540 West 11th Ave Eugene, OR 97402	Building Owned Land Leased	March 2017	3,822
Eugene Downtown 899 Pearl Street Eugene, OR 97401	Owned	n/a	16,140
Eugene Santa Clara 25 Division Ave Eugene, OR 97404	Building Owned Land Leased	March 2019	3,993
Springfield Gateway 1008 Harlow Rd Springfield, OR 97501	Leased	February 2017	5,191
Medford North 1000 Biddle Rd Medford, OR 97504	Building Owned Land Leased	February 2026	3,950
Grants Pass Downtown 660 SE 7th St Grants Pass, OR 97526	Leased	January 2015	2,464

(1)	Includes a full-service branch.

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

PART II.

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Home Federal Bancorp’s common stock is currently listed on the NASDAQ Global Market under the symbol “HOME,” and there is an established market for such common stock. As of March 5, 2014, there were approximately 803 stockholders of record, excluding persons or entities that hold stock in nominee or “street name” accounts with brokers.

The following table sets forth the high and low closing prices for the Company's common stock, as reported by The NASDAQ Stock Market LLC, and cash dividends paid for each quarter during the years ended December 31, 2013 and 2012:

Period	High	Low	Cash Dividends Paid
Year Ended December 31, 2013
Quarter ended December 31, 2013	$15.59	$12.20	$0.060
Quarter ended September 30, 2013	14.55	11.97	0.060
Quarter ended June 30, 2013	13.34	11.60	0.060
Quarter ended March 31, 2013	13.96	11.06	0.060

Year Ended December 31, 2012
Quarter ended December 31, 2012	$12.43	$10.33	$0.180
Quarter ended September 30, 2012	11.44	9.67	0.060
Quarter ended June 30, 2012	10.50	8.82	0.055
Quarter ended March 31, 2012	11.18	9.46	0.055

Dividends

The Company has paid quarterly cash dividends since the quarter ended June 30, 2005. In addition to a dividend of $0.06 per share, the Company declared a special dividend of $0.12 per share during the quarter ended December 31, 2012. We did not pay a special dividend during twelve months ended December 31, 2013. The dividend rate and the continued payment of dividends depends on a number of factors, including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future.

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

Issuer Purchases of Equity Securities

There were no purchases of common stock by the Company during the year ended December 31, 2013. On October 26, 2012 the Company announced a stock repurchase of up to 725,000 shares of its outstanding common stock, inclusive of all remaining shares from previously announced repurchase plans. As of the expiration date of the repurchase announcement, September 30, 2013, 83,430 shares had been purchased under this stock repurchase plan and the authorization to repurchase the remaining 641,570 shares expired.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Russell 2000 Index and the SNL Bank Index. The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in Home Federal Bancorp’s common stock and each index was $100 on December 31, 2008. Historical stock prices are not necessarily indicative of future stock performance.

	As of December 31,
Index	2008	2009	2010	2011	2012	2013
Home Federal Bancorp, Inc.	100.00	126.93	119.06	103.05	127.26	155.38
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank Index	100.00	98.97	110.90	85.88	115.90	159.12

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

		December 31,		September 30,
		2013	2012	2011	2010	2009
FINANCIAL CONDITION DATA:		(In thousands)
Total assets		$1,002,374	$1,048,620	$1,177,228	$1,482,861	$827,899
Investment securities, available-for-sale		390,648	420,505	380,847	275,180	169,320
Loans receivable, net (1)		407,451	409,846	468,213	621,010	510,629
Loans held for sale		—	—	2,088	5,135	862
Total deposits		818,451	850,888	959,509	1,189,662	514,858
FHLB advances and other borrowings		—	4,775	4,892	67,622	84,737
Stockholders’ equity		168,998	179,785	194,654	205,088	209,665

OTHER DATA:
Number of:
Real estate loans outstanding		2,323	2,950	3,594	3,425	2,404
Deposit accounts		72,150	77,035	95,515	107,344	97,893
Full service offices		24	28	33	37	23
	Years Ended December 31,		Three Months Ended December 31,	Years Ended September 30,
	2013	2012	2011	2011	2010	2009
OPERATING DATA:	(In thousands, except per share data)
Interest and dividend income	$45,063	$49,149	$15,566	$51,067	$37,534	$35,827
Interest expense	2,939	3,882	1,233	9,068	10,355	11,977
Net interest income	42,124	45,267	14,333	41,999	27,179	23,850
Provision for loan losses	(2,486)	(1,765)	(474)	11,396	10,300	16,085
Net interest income after provision for loan losses	44,610	47,032	14,807	30,603	16,879	7,765
Noninterest income	1,049	(655)	(1,630)	15,045	16,679	9,291
Noninterest expense	44,329	43,514	11,016	53,509	40,843	28,971
Income (loss) before income taxes	1,330	2,863	2,161	(7,861)	(7,285)	(11,915)
Income tax expense (benefit)	1,585	1,061	785	(3,232)	(2,889)	(4,750)
Income (loss) before extraordinary item	(255)	1,802	1,376	(4,629)	(4,396)	(7,165)
Extraordinary item:
Gain on acquisitions, net of tax	—	—	—	—	305	15,291
Net income (loss)	$(255)	$1,802	$1,376	$(4,629)	$(4,091)	$8,126
Earnings (loss) per share (EPS):
Basic EPS before extraordinary item	$(0.02)	$0.12	$0.09	$(0.30)	$(0.28)	$(0.46)
Basic EPS of extraordinary item	—	—	—	—	0.02	0.97
Basic EPS after extraordinary item	(0.02)	0.12	0.09	(0.30)	(0.26)	0.51
Diluted EPS before extraordinary item	(0.02)	0.12	0.09	(0.30)	(0.28)	(0.46)
Diluted EPS of extraordinary item	—	—	—	—	0.02	0.97
Diluted EPS after extraordinary item	(0.02)	0.12	0.09	(0.30)	(0.26)	0.51
Dividends declared per share:	0.24	0.35	0.055	0.22	0.22	0.22

(1)	Net of allowance for loan losses, loans in process and deferred loan fees.

	At or For the Years Ended December 31,		At or For the Three Months Ended December 31,	At or For the Years Ended September 30,
	2013	2012	2011	2011	2010	2009
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (1)	(0.02)%	0.17%	0.48%	(0.35)%	(0.40)%	1.12%
Return on average equity (2)	(0.15)	0.95	2.85	(2.29)	(1.85)	4.01
Dividend payout ratio (3)	1,307.65	45.45	59.50	(74.03)	(84.33)	42.53
Equity-to-assets ratio (4)	16.86	17.12	17.13	15.11	21.87	27.98
Interest rate spread (5)	4.33	4.47	5.40	3.35	2.70	2.69
Net interest margin (6)	4.45	4.59	5.54	3.51	3.09	3.50
Efficiency ratio (7)	102.68	97.54	83.34	93.80	93.13	87.42
Noninterest income/operating revenue (8)	2.43	(1.47)	(12.84)	26.37	38.03	28.03
Average interest-earning assets to average interest-bearing liabilities	138.62	132.68	129.54	121.51	133.44	146.02
Noninterest expense as a percent of average total assets	4.32	4.03	3.86	4.00	4.03	4.00

Capital Ratios (9):
Tier 1 capital (leverage) to average assets	14.58%	13.77%	12.44%	11.54%	10.12%	19.61%
Tier 1 capital to risk-weighted assets	32.37	33.26	32.40	30.78	27.63	33.57
Total capital to risk-weighted assets	33.63	34.53	33.67	32.05	28.88	34.89

Asset Quality Ratios:
Nonperforming noncovered loans as a percentage of noncovered loans	1.14%	2.88%	4.83%	3.94%	2.64%	2.93%
Nonperforming assets as a percentage of total assets, including covered assets	1.12	2.36	2.29	4.08	4.42	6.87
Allowance for loan losses on noncovered loans as a percentage of noncovered loans	1.89	2.59	3.06	2.81	3.24	2.88
Allowance for loan losses on noncovered loans as a percentage of nonperforming noncovered loans	165.64	89.73	63.38	71.26	122.74	101.19
Net charge-offs (recoveries) on noncovered loans as a percentage of average noncovered loans outstanding during the period	(0.05)	0.40	(0.88)	1.09	2.51	1.82

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends paid to stockholders, excluding shares held by Home Federal MHC, divided by net income.

(4)	Average equity divided by average total assets.

(5)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

(6)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

(7)	Noninterest expense divided by the sum of net interest income and noninterest income.

(8)	Operating revenue is defined as the sum of net interest income and noninterest income.

(9)	The capital ratios presented here are for Home Federal Bank, and not the Company.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

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

OVERVIEW

After a year of stablization, fiscal year 2013, became a year of tremendous change for the Company. The year began with the closing of four branches located in Grants Pass, Medford and Bend, Oregon in February 2013. We determined these branches were least likely to provide profitable returns in the long-term and decided to close them and transition clients to our nearest branch upon closure. However, we opened a builder finance loan production office near Salt Lake City in 2013, which came on the heals of a new Portland loan production office in 2012 . These new offices were opened in response to a reviving residential construction environment and in recognition of the talent in our Builder Finance Team. We recognize the higher inherent risk in construction loans, but believe we have strong underwriting criteria and credit administration procedures as loan approval and construction site inspections are performed by our Credit Administration Team, which is not compensated based on loan production. Construction loans increased $22.1 million during 2013.

The most significant transaction in 2013 was the execution of a merger agreement with Cascade Bancorp (Cascade), whereby Cascade will acquire the Company and the Bank will be merged into Cascade's subsidiary, Bank of the Cascades. The Company previously entered into a merger agreement (Banner Agreement) with Banner Corporation (Banner) that included a 30-day "go shop" period, during which the Company could consider other acquisition proposals and if a proposal was determined by the Company's board of directors to be a Superior Proposal (as defined in the Banner Agreement), the termination fee under the Banner Agreement was reduced. Cascade submitted a Superior

Proposal and the Company's board of directors terminated the Banner Agreement and executed the Cascade Agreement. The termination fee under the Banner Agreement was $3.0 million. We believe the merger with Cascade will be consummated in the second quarter of 2014.

Asset quality continued to improve during 2013 as nonperforming loans declined $7.9 million to $6.5 million at December 31, 2013, compared to $14.4 million at December 31, 2012. REO also declined $5.6 million during that period to $4.8 million at December 31, 2013. We also experienced declining delinquencies and fewer classified and criticized loans during 2013, which we believe provides momentum for continued improvement in asset quality in 2014. As a result of improved asset quality, we recorded a reverse provision for loan losses on noncovered loans in 2013.

In addition to the events discussed above, the following list summarizes additional key strategic initiatives undertaken by management and factors affecting the Company's performance during 2013:

•
We continued to execute our strategy of reducing reliance on high-cost certificates of deposit and borrowings as core deposits (defined as interest-bearing and noninterest-bearing checking, savings and money market accounts) increased to 79.4% of total deposits at December 31, 2013, compared to 75.4% at December 31, 2012;

•
Nonperforming assets decreased $13.5 million from December 31, 2012 to December 31, 2013, and nonperforming noncovered loans declined to 1.14% of noncovered loans at December 31, 2013, compared to 2.88% at December 31, 2012;

•	Economic conditions in our primary markets improved as unemployment, bankruptcies and foreclosures generally declined during 2013 and real estate values improved significantly;

•
Noninterest expenses declined $0.8 million during the year ended December 31, 2013 compared to the year ended December 31, 2012, but merger-related expenses totaled $3.7 million in 2013, masking continued improvement in operating efficiency;

•	The Company maintained its strong capital position with a total risk-based capital ratio of 37.18% and a Tier-1capital ratio of 16.12% at December 31, 2013; and

•	The Company continued paying quarterly dividends during 2013, paying $0.24 per share in regular dividends.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2013 AND 2012

Total assets decreased $46.2 million, or 4.4%, since December 31, 2012 to $1.0 billion at December 31, 2013. Total liabilities decreased $35.5 million, or 4.1%, to $833.4 million at December 31, 2013. These decreases were primarily a result of the maturity and repayment of certificates of deposit and the decline of investments during the period.

Assets. The decrease in total assets was primarily concentrated in the following asset categories (dollars in thousands):

	December 31,		Decrease
	2013	2012	Amount	Percent
Cash and amounts due from depository institutions	$107,000	$115,529	$(8,529)	(7.4)%
Investments available-for-sale, at fair value	390,648	420,505	(29,857)	(7.1)
Loans receivable, net of allowance for loan losses	407,451	409,846	(2,395)	(0.6)
Real estate owned and other repossessed assets	4,756	10,386	(5,630)	(54.2)
FDIC indemnification receivable, net	4,914	10,846	(5,932)	(54.7)

Cash and Amounts Due From Depository Institutions. The $8.5 million decrease in cash and equivalents to $107.0 million at December 31, 2013 from $115.5 million at December 31, 2012, was primarily due to maturing certificates of deposit that were not renewed, reflecting our strategy of allowing higher cost certificates of deposit to decline. We anticipate, subject to market conditions, that we will maintain higher than average liquidity in order to meet the demand of maturing certificates of deposit, prepare for the potential of rising interest rates.

Investments. Investments decreased $29.9 million, or 7.1% to $390.6 million at December 31, 2013 from $420.5 million at December 31, 2012. Our purchases of investments in 2012 and 2013, have focused on high-quality investments with an average life, of approximately 4.0 to 5.5 years. We have given preference to medium-term securities in anticipation of rising interest rates and increases in loan demand. Additionally, we believe our strategy mitigates price sensitivity to protect capital if we need to sell significant amounts of securities in the future to increase liquidity. We estimate the effective duration of our investment portfolio to be 4.7 years at December 31, 2013, compared to 3.0 years at December 31, 2012. This increase was primarily due to the purchase of a long-term U.S. Treasury bond during 2013.

We continually analyze our investment portfolio to improve and optimize total return. During the year ended December 31, 2013, we were able to purchase and sell U.S. Treasury bonds and certain mortgage-backed securities, recording pre-tax gains of $485,000 due to price volatility and a rally in the bond market in the first half of 2013. Long-term rates rose significantly during the second half of 2013 but we did not purchase investments due to the pending merger with Cascade.

Nearly all of Company’s mortgage-backed securities are issued by U.S. Government-sponsored enterprises, Fannie Mae, Freddie Mac and Ginnie Mae. At December 31, 2013, we held one private label security with a fair value of $231,000 which carried a Moody’s rating of Ba3. Management has reviewed the delinquency status, credit support and collateral coverage of the loans pooled in this security and has concluded it was not other-than-temporarily impaired at December 31, 2013.

Loans and Leases. Loans and leases receivable, net, decreased $2.4 million to $407.5 million at December 31, 2013, from $409.8 million at December 31, 2012, as strong originations in 2013 were nearly offset by a reduction of covered loans and leases and the continued decline of our one-to-four family residential loan portfolio. Additionally, the workout and foreclosure on nonperforming loans as well as loan charge-offs reduced outstanding loan balances. Covered loans and leases totaled $60.3 million at December 31, 2013, compared to $89.4 million at December 31, 2012.

Real estate construction loans increased $22.1 million, or 56.8%, between December 31, 2013 and 2012. All categories of real estate construction increased: one-to-four family residential construction ($13.6 million), multifamily residential construction ($3.2 million) and commercial and land development ($5.3 million). The entire construction increase was in our noncovered portfolio, as covered real estate construction actually decreased $2.1 million between these periods. As noted earlier, construction of single family residences increased in both 2012 and 2013, and we opened a construction loan production office in Portland, Oregon, in 2012 and another construction loan production office in Salt Lake City in early 2013. Construction loan growth for the Idaho Region was very strong, also.

Commercial business loans increased $6.6 million, or 23.0% to $35.3 million at December 31, 2013 from $28.7 million at December 31, 2012. Partially offsetting this increase, loans and leases in CELC continued to decline, and totaled $1.0 million at December 31, 2013, compared to $5.0 million at December 31, 2012. We have been winding down the operations of CELC since the LibertyBank acquisition and anticipate these balances will be substantially paid off by December 31, 2014.

Real estate loans declined $28.5 million, or 9.3% during the year ended December 31, 2013 to $278.9 million from $307.3 million at December 31, 2012. One-to-four family residential loans declined $19.1 million, or (21.7)% between December 31, 2012 and December 31, 2013. The reduction of one-to-four family residential loans is consistent with our strategy to reduce the portfolio’s concentration in those loans in favor of increasing the mix of commercial and commercial real estate loans in order to improve interest rate sensitivity and net interest margin. We began selling nearly all new one-to-four family loan originations in the secondary market in 2006. The sale of one-to-four family residential real estate loans to investors in the secondary market in connection with our mortgage banking activities required us to make representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, we may have an obligation to repurchase the assets or indemnify the purchaser against loss. We believe that the potential for significant loss under these arrangements is remote due to our underwriting standards. However, past performance may not be representative of future performance on sold loans and we may experience losses in the future. We recorded losses totaling $76,000 in connection with these arrangements during the year ended December 31, 2013, while $148,000 was recognized during 2012. In addition to the decline in one-to-four family real estate loans, commercial real estate declined $16.8 million, or 9.1%, during 2013. Partially offsetting these decreases however, multifamily residential loans increased $7.4 million, or 21.6%, during the year ended December 31, 2013.

Home equity loans declined $4.3 million to $37.5 million at December 31, 2013 from $41.8 million at December 31, 2012 as consumer spending improved over 2012, but households did not borrow to fund expenditures. Additionally, while home values began to rise again in 2013, we believe many homeowners still have negative equity, or insufficient equity, in their homes to support additional borrowings. All other loans, net, increased by $1.7 million during the year ended December 31, 2013.

Allowance for Loan Losses. The allowance for loan losses decreased to $9.0 million at December 31, 2013, from $12.5 million at December 31, 2012, as the quality of our loan portfolio continues to show improvement and we realized significant recoveries in our covered loan portfolios in 2013. The allowance for loan losses on the noncovered loan portfolio was 1.89% of noncovered loans at December 31, 2013, with only $232,000 of the $6.8 million allowance for losses on noncovered loans specifically allocated to impaired noncovered loans. At December 31, 2013, we had an allowance of $6.8 million on noncovered loans, an allowance of $820,000 on covered loans purchased in the CFB Acquisition and an allowance of $1.5 million on loan pools purchased in the LibertyBank Acquisition.

Loans delinquent 30 to 89 days and still accruing interest totaled $1.3 million at December 31, 2013, compared to $809,000 at December 31, 2012. Nonperforming assets, which include nonaccrual loans and REO, declined significantly to $11.2 million at December 31, 2013, compared to $24.8 million at December 31, 2012. Nonperforming noncovered loans totaled $4.1 million at December 31, 2013, compared to $9.6 million at December 31, 2012. Total nonperforming loans declined $7.9 million during the year ended December 31, 2013.

Loans classified by us as "Watch" and "Special Mention", which are early indications of deterioration in creditworthiness, declined to $26.2 million at December 31, 2013, compared to $44.0 million at December 31, 2012. Noncovered loans criticized as "Watch" and "Special Mention" declined to $21.6 million at December 31, 2013, compared to $25.6 million at December 31, 2012. Noncovered loans classified as "Substandard" declined to $10.6 million at December 31, 2013, compared to $29.0 million at December 31, 2012.

Net recoveries on noncovered loans totaled $185,000 during the year ended December 31, 2013, while net charge-offs on covered loans totaled $1.5 million during the year ended December 31, 2013. See “Asset Quality” on page 17 of this Form 10-K for additional discussion on our nonperforming loans, the loss sharing agreements and our estimate of losses under these agreements and our allowance for loan losses, including the allocation of the allowance for loan losses on page 23. While we realized net charge offs of $143,000 in our real estate loan portfolio, we recognized a net negative provision for loan losses on that portfolio class during fiscal year 2013 due to lower outstanding balances in 2013, fewer nonaccrual and substandard loans, and an improvement in the economic outlook in our Idaho Region, which resulted in higher property values for residential and commercial real estate.

FDIC Indemnification Asset. As part of the purchase and assumption agreements for the acquisitions, we entered into loss sharing agreements with the FDIC. These agreements cover realized losses and certain related expenses on covered assets purchased from the FDIC in the CFB Acquisition and the LibertyBank Acquisition. The decrease in the FDIC indemnification receivable to $4.9 million at December 31, 2013 compared to $10.8 million at December 31, 2012, was due to the receipt of payments on loss claims made to the FDIC and due to the net reduction in estimated future losses on covered assets, which caused impairment charges of $8.4 million during the year ended December 31, 2013, and $10.9 million during the year ended December 31, 2012. The impairment in the FDIC indemnification asset recognizes the decreased amount that the Company expects to collect from the FDIC under the terms of its loss sharing agreements due to lower expected losses on covered assets recognized in noninterest income. At December 31, 2013, the FDIC indemnification receivable for estimated losses on covered assets in the LibertyBank Acquisition totaled $2.4 million, while the receivable for estimated losses on covered assets in the CFB Acquisition was $2.5 million.

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

Bank Owned Life Insurance. The value of bank owned life insurance decreased $187,000 to $15.8 million at December 31, 2013 from $15.9 million at December 31, 2012, due to the payout of a death benefit related to a former director of the Company. The policy premiums are invested in insurance companies which each have a rating of at least ‘A’ by Standard & Poor’s and A.M. Best. We continue to monitor the financial performance, capital levels and financial ratings of the companies that have issued the Bank’s “general account” life insurance policies. We received $161,000 from insurance proceeds during the year ended December 31, 2013.

Real Estate and Other Property Owned (REO). REO declined $5.6 million to $4.8 million at December 31, 2013 from $10.4 million at December 31, 2012 due to the sale of foreclosed assets during that period. Covered REO totaled $3.6 million at December 31, 2013, compared to $6.1 million at December 31, 2012. Noncovered REO totaled $1.2 million at December 31, 2013, compared to $4.3 million at December 31, 2012.

Deferred Taxes. As of December 31, 2013, the net deferred tax asset balance was $16.8 million compared to $9.0 million at December 31, 2012. The $7.8 million difference is primarily due to the change in the unrealized gain/loss on available-for-sale securities, which went from a deferred tax liability of $5.2 million at December 31, 2012 to a deferred tax asset of $3.2 million at December 31, 2013. Other than this $8.5 million increase, all other items, net, decreased $651,000 since December 31, 2012.

Deposits. Deposits decreased $32.4 million, or 3.8%, to $818.5 million at December 31, 2013, from $850.9 million at December 31, 2012 primarily due to the managed reduction of higher-rate certificates of deposit, partially offset by an increase in core deposits. The following table details the changes in total deposit accounts (dollars in thousands):

	December 31,		Increase/(Decrease)
	2013	2012	Amount	Percent
Noninterest-bearing demand	$160,602	$142,207	$18,395	12.9%
Interest-bearing demand	220,255	225,017	(4,762)	(2.1)
Money market	158,364	167,202	(8,838)	(5.3)
Health savings accounts	25,016	23,819	1,197	5.0
Savings	85,775	83,401	2,374	2.8
Certificates of deposit	168,439	209,242	(40,803)	(19.5)
Total deposit accounts	$818,451	$850,888	$(32,437)	(3.8)%

Certificates of deposit comprised the majority of the deposit liabilities assumed in the LibertyBank Acquisition. Since we received a significant balance of cash in connection with the LibertyBank Acquisition, we executed a managed reduction in certificates of deposit. As a result, certificates of deposit declined $40.8 million to $168.4 million at December 31, 2013. We also reduced the rates offered on our core deposit accounts during 2013. Despite these actions, core deposit balances increased by $8.4 million between these periods.

Our deposit portfolio includes a concentration of low-cost health savings accounts. Health savings accounts totaled $25.0 million and $23.8 million at December 31, 2013 and 2012, respectively. Most of these accounts are originated through third-party relationships throughout the United States that refer to the bank entities that wish to offer health savings accounts as a benefit to their employees. Changes in tax law, government health care mandates or the structure of health savings accounts could cause the balances to be withdrawn.

Borrowings. We did not have borrowed funds outstanding at December 31, 2013. At December 31, 2012, our $4.8 million in borrowings were comprised of retail repurchase agreements that were collateralized by various investment securities. These matured and were not renewed by December 31, 2013.

Equity. Stockholders’ equity decreased $10.8 million to $169.0 million at December 31, 2013, from $179.8 million at December 31, 2012. The primary reason for the decrease was our available-for-sale securities going from an unrealized gain, net of tax of $8.2 million at December 31, 2012 to a unrealized loss, net of tax of $(5.1) million at December 31, 2013. Additionally, during 2013, we paid $3.3 million in dividends and experienced a net loss of $(255,000). Partially offset these decreases, we received $3.7 million of proceeds from the exercise of stock options. All other categories of equity, net, increased $2.4 million during the year ended December 31, 2013. We did not repurchase any shares of our common stock during 2013; however, during the year ended December 31, 2012, we repurchased 1,251,943 shares at a total cost of $12.3 million. Our book value per share (common stockholders' equity divided by outstanding common shares) was $11.39 at December 31, 2013.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

General. For the year ended December 31, 2013, we experienced a net loss of $(255,000), or $(0.02) per diluted share, compared to net income of $1.8 million, or $0.12 per diluted share, for the year ended December 31, 2012. The net loss for the year ended December 31, 2013 included $3.7 million of pre-tax charges related to our pending merger and a tax provision, due to the non-deductibility of some of those expenses.

Net Interest Income. Net interest income decreased $3.1 million, or 6.9%, to $42.1 million for the year ended December 31, 2013, from $45.3 million for the year ended December 31, 2012. Total interest and dividend income decreased $4.1 million, while this was partially offset by a $943,000 decrease in interest expense. Net interest margin decreased to 4.45% during the year ended December 31, 2013 from 4.59% during the year ended December 31, 2012.

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

	Year Ended December 31, 2013 Compared to December 31, 2012
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$(3,138)	$(2,488)	$(5,626)
Interest-bearing deposits in other banks	13	(19)	(6)
Investment securities	1,636	(98)	1,538
Federal Home Loan Bank stock	—	8	8
Total net change in income on interest-earning assets	$(1,489)	$(2,597)	(4,086)
Interest-bearing liabilities:
Savings deposits	$(26)	$4	(22)
Interest-bearing demand deposits	(80)	16	(64)
Money market accounts	(110)	(25)	(135)
Certificates of deposit	(98)	(572)	(670)
Total deposits	(314)	(577)	(891)
FHLB advances	(3)	(49)	(52)
Total net change in expense on interest-bearing liabilities	$(317)	$(626)	(943)
Total increase in net interest income			$(3,143)

Interest and Dividend Income. Total interest and dividend income for the year ended December 31, 2013, decreased $4.1 million, or 8.3%, to $45.1 million, from $49.1 million for the year ended December 31, 2012. The decrease during the period was primarily attributable to a decrease in the balance of loans purchased in the acquisitions. Average interest-earning assets decreased $39.5 million to $946.1 million during the year ended December 31, 2013 from $985.6 million during the year ended December 31, 2012 due to the decline in the loan portfolio. This decline in average interest-earning assets was further exacerbated by a decrease in the yield on earning assets to 4.76% during 2013 as compared to 4.99% in 2012.

Net interest margin is significantly enhanced by accretable income on purchased loans from the acquisitions. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter the Company analyzes the cash flow assumptions on loan pools purchased in the LibertyBank Acquisition and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. During the year ended December 31, 2013, the Company experienced significant prepayments and recoveries on pooled loans, which resulted in accretion gains.

The Company’s net interest income and net interest margin continue to be reduced by an unfavorable interest-earning asset mix that is weighted heavily toward cash and securities (56.7% of average interest earning assets during the year ended December 31, 2013). This excess liquidity is primarily the result of the cash received in the LibertyBank Acquisition, continues to adversely affect our asset yields as the weak lending and investing environment has limited our opportunities to invest this excess liquidity in higher yielding assets. While we expect accretable yield will continue to be a significant component of loan income over the next several quarters, we believe the underlying net interest margin will continue to perform below optimal levels due to the unfavorable asset mix. Additionally, as the acquired loan pools decline in balance, the impact of accretable yield is diminished. As a result, the Company expects net interest margin to decline in 2014 as accretable yield declines compared to previous years.

The following table compares average earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Years Ended December 31,				Increase/ (Decrease) in Interest and Dividend Income
	2013		2012
	Average Balance	Yield	Average Balance	Yield
Loans receivable, net of deferred fees	$409,614	8.41%	$440,199	9.10%	$(5,626)
Interest bearing deposits in other banks	94,486	0.24	98,658	0.23	(6)
Investment securities, available-for-sale	424,866	2.45	429,044	2.07	1,538
FHLB stock	17,138	0.05	17,665	—	8
Total interest-earning assets	$946,104	4.76%	$985,566	4.99%	$(4,086)

Interest Expense. Interest expense decreased $943,000, or 24.3% to $2.9 million for the year ended December 31, 2013, compared to $3.9 million for the year ended December 31, 2012. Average interest-bearing liabilities decreased $60.3 million between these periods to $682.5 million, and our cost of funds decreased to 0.43% for the year ended December 31, 2013, compared to 0.52% for the year ended December 31, 2012.

The $47.6 million decline in average certificates of deposits during the year ended December 31, 2013, was due to the current interest rate environment and tepid loan demand from creditworthy borrowers, which reduced the need for additional funding; therefore, continued to reduce rates throughout the last two years, permitting certificates of deposit to decline.

The following table details average balances, cost of funds and the change in interest expense for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Years Ended December 31,				Decrease in Interest Expense
	2013		2012
	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand deposits	$248,299	0.15%	$245,991	0.18%	$(64)
Savings deposits	86,253	0.04	80,922	0.07	(22)
Money market deposits	159,677	0.14	176,885	0.20	(134)
Certificates of deposit	186,618	1.23	234,236	1.27	(671)
Other borrowings	1,681	1.13	4,754	1.49	(52)
Total interest-bearing liabilities	$682,528	0.43%	$742,788	0.52%	$(943)

Approximately $97.1 million of certificates of deposit are scheduled to mature during 2014.

Provision for Loan Losses. A negative provision for loan losses of $(2.5) million was recorded in connection with our analysis of losses in the loan portfolio for the year ended December 31, 2013, compared to a negative provision for loan losses of $(1.8) million for the year ended December 31, 2012. Of the $(2.5) million reverse provision during 2013, $(2.0) million was on our noncovered loan portfolio, while $(440,000) was on our covered loans. Improving credit quality and an improving economy have reduced the likelihood of additional losses in both portfolios at December 31, 2013. These factors, in addition to net recoveries on previously charged-off loans and a smaller loan portfolio resulted in a net reverse provision for loan losses in 2013.

Loans purchased in the LibertyBank Acquisition were aggregated into pools. If an individual pool performs better than management's original estimates, the Company may incur an increase in accretable yield in interest income, which is offset somewhat by impairment in the FDIC indemnification asset since loan losses are expected to be less than previously estimated. If the estimated cash flows in a loan pool are less than management previously estimated, an allowance for loan losses may be recorded through a provision, which is offset somewhat by the amount expected to be recovered from the FDIC under the loss sharing agreements. During the year ended December 31, 2013, we recognized $327,000 in impairments on certain loan pools purchased in the LibertyBank Acquisition. These impairments were partially offset by an indemnification recovery of $238,000. During the year ended December 31, 2012, these impairments totaled $829,000, which were partially offset by an indemnification recovery of $657,000.

We consider the allowance for loans losses at December 31, 2013, to be our best estimate of probable incurred losses inherent in the loan portfolio as of that date based on the assessment of the above-mentioned factors affecting the loan portfolio. While we believe the estimates and assumptions used in the determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income increased $1.7 million, to $1.0 million for the year ended December 31, 2013 from $(655,000) for the year ended December 31, 2012. The FDIC indemnification recovery represents the recovery of amounts expected from the FDIC under loss sharing agreements due to incremental provisions for loan losses in the current period or the impairment (reduction) in the expected amounts to be recovered from the FDIC due to a negative provision in the current period. Impairment of the FDIC indemnification asset generally relates to the reduction in the amounts estimated to be received from the FDIC on pooled loans as a result of increases in cash flows. The impairment of the FDIC indemnification asset was $2.4 million higher in 2012, while the FDIC indemnification recovery was an additional $1.3 million higher that year. Both had an unfavorable impact on noninterest income in 2012. Excluding the impact of the FDIC indemnification asset entries, noninterest income declined $2.1 million during the year ended December 31, 2013, as compared to the fiscal year ended December 31, 2012 primarily due to the $1.5 million decline in gains on sales of securities.

The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Years Ended December 31,		Increase/(Decrease)
	2013	2012	Amount	Percent
Service charges and fees	$8,226	$8,653	$(427)	(4.9)%
Gain on sale of securities	485	1,971	(1,486)	(75.4)
Increase in cash surrender value of life insurance	466	488	(22)	(4.5)
FDIC indemnification recovery	(464)	(1,807)	1,343	(74.3)
Impairment of FDIC indemnification asset	(8,410)	(10,856)	2,446	(22.5)
Other	746	896	(150)	(16.7)
Total noninterest income	$1,049	$(655)	$1,704	(260.2)%

Service charges and fee income decreased $427,000 to $8.2 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. Compared to the prior year, overdraft fees were $334,000 lower in the year ended December 31, 2013. The continued decline in overdraft fees was due to fewer “free checking” accounts and regulatory changes that were first implemented in July 2010. Subsequent guidance from bank regulatory agencies and the Company's risk management practices have caused further reductions in overdraft fees as fewer clients qualify for participation in our extended overdraft program, which further exacerbates the decline in fee income. Fee income other than overdraft fees declined by $93,000, net during the year ended December 31, 2013 compared to the prior year.

Noninterest income includes pre-tax gains on sales of investments of $485,000 during the year ended December 31, 2013, compared to $2.0 million for the year ended December 31, 2012. Most of the gains during 2012 were realized on U.S. Treasury bonds that were purchased during the first half of 2012 and sold during the strong rally in the bond market later in 2012. As interest rates rose during the latter half of 2013, we had fewer opportunities to sell securities for a gain.

Noninterest Expense. Noninterest expense increased $815,000, or 1.9%, to $44.3 million for the year ended December 31, 2013, compared to $43.5 million for the year ended December 31, 2012. The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Years Ended December 31,		Decrease
	2013	2012	Amount	Percent
Compensation and benefits	$24,032	$24,054	$(22)	(0.1)%
Occupancy and equipment	5,386	6,176	(790)	(12.8)
Data processing	3,571	3,945	(374)	(9.5)
Advertising	550	776	(226)	(29.1)
Postage and supplies	803	987	(184)	(18.6)
Professional services	2,670	2,351	319	13.6
Insurance and taxes	1,642	2,158	(516)	(23.9)
Amortization of intangibles	461	564	(103)	(18.3)
Provision for REO	795	736	59	8.0
Merger termination fee	2,954	—	2,954	100.0
Other	1,465	1,767	(302)	(17.1)
Total noninterest expense	$44,329	$43,514	$815	1.9%

On October 23, 2013, the Company announced the signing of a definitive merger agreement and the termination of a previously announced merger agreement. In conjunction with that announcement, we incurred a merger termination fee of $3.0 million. Additionally, we incurred several merger-related expenses totaling $745,000, which is the primary reason for the $319,000 increase in professional services. Excluding these two categories, noninterest expense decreased $2.5 million.

Occupancy and equipment expense was $790,000 lower in 2013 due to branch closures that occurred in early 2013. Insurance and taxes expense declined by $516,000 as we had fewer branches and a significant decline in REO properties. All other expenses, net, decreased by $1.2 million, which was spread over several categories as we realized operating efficiencies as a result of branch closures and stabilization in operations since the acquisitions.

Income Tax Provision. Due to the non-deductibility of certain merger-related expenses, the income tax provision from continuing operations was $1.6 million despite pre-tax income from operations of $1.3 million. This equates to an effective rate of 119.17%. For the year ended December 31, 2012, we had an income tax provision of $785,000 based on pre-tax income of $2.2 million.

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

Net Interest Income. Net interest income increased $3.3 million, or 7.8%, to $45.3 million for the year ended December 31, 2012, from $42.0 million for the year ended September 30, 2011. The increase in net interest income was primarily attributable to a decrease in interest expense as interest and dividend income also declined in 2012. Net interest margin increased to 4.59% during the year ended December 31, 2012 from 3.51% in fiscal 2011.

The following table set forth the results of balance sheet growth and changes in interest rates to our net interest income (in thousands). The rate column showed the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column showed the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, were allocated proportionately to the changes in rate and volume.

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

Net interest margin was significantly enhanced by accretable income on purchased loans from the acquisitions. However, the Company’s net interest income and net interest margin continued to be reduced by an unfavorable interest-earning asset mix that was weighted heavily toward cash and securities (55.6% of interest earning assets at December 31, 2012).

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

Provision for Loan Losses. A negative provision for loan losses of $(1.8) million (entirely on covered loans), was recorded in connection with our analysis of losses in the loan portfolio for the year ended December 31, 2012, compared to a provision for loan losses of $11.4 million for fiscal year 2011, which included a $10.3 million provision on covered loans. The estimated indemnifiable portion for a negative provision for loan losses on covered loans was recorded as a decrease to the FDIC indemnification asset and a decrease in other income, which totaled $(1.8) million for the year ended December 31, 2012. The offset to the provisions in fiscal 2011 was recorded as an increase to the FDIC indemnification asset and an increase in other income, which totaled $9.3 million for that year.

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

Improving credit quality and an improving economy reduced the likelihood of additional losses in the noncovered, originated loan portfolio at December 31, 2012. Therefore, we did not record a provision for noncovered, originated loans during the year ended December 31, 2012, compared to a provision of $1.1 million during fiscal year 2011.

Noninterest Income. Noninterest income decreased $15.7 million, to $(655,000) for the year ended December 31, 2012 from $15.0 million for the year ended September 30, 2011. The impairment of the FDIC indemnification asset was higher in 2012 due to higher expected cash flows from loans purchased in the LibertyBank Acquisition. As noted earlier, increases in estimated cash flows increased interest on loans through the higher accretable yield on purchased loans. A $2.0 million prepayment penalty on FHLB borrowings reduced noninterest income for fiscal year 2011. Excluding the impact of the FDIC indemnification asset and the prepayment penalty, noninterest income declined $720,000 during the year ended December 31, 2012, as compared to the fiscal year ended September 30, 2011.

The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2012	September 30, 2011	Amount	Percent
Service charges and fees	$8,653	$9,823	$(1,170)	(11.9)%
Gain on sale of loans	1	849	(848)	(99.9)
Gain on sale of securities	1,971	607	1,364	224.7
Increase in cash surrender value of life insurance	488	412	76	18.4
FDIC indemnification (provision) recovery	(1,807)	9,313	(11,120)	(119.4)
Impairment of FDIC indemnification asset	(10,856)	(4,989)	(5,867)	117.6
Prepayment penalty on borrowings	—	(2,007)	2,007	(100.0)
Other	895	1,037	(142)	(13.7)
Total noninterest income	$(655)	$15,045	$(15,700)	(104.4)%

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

Noninterest income included pre-tax gains on sales of investments of $2.0 million during the year ended December 31, 2012, compared to $607,000 for the year ended September 30, 2011. Most of the gains during 2012 were realized on U.S. Treasury bonds that were purchased during the first half of 2012 and sold during the strong rally in the bond market later in 2012. During the year ended September 30, 2011, we identified approximately $27.6 million of mortgage-backed securities that evidenced a significant risk of prepayment and the possibility of negative recorded yields due to accelerated amortization of the purchase premiums on those investments if the prepayment speeds accelerated. As a result, we sold those investments at a $607,000 gain to avoid the risk of negative book yields in future periods.

We changed our mortgage loan origination strategy in December 2011. Previously, we directly originated one-to-four family residential loans for sale in the secondary market. Starting in December 2011, we referred mortgage applications to a third party originator. As a result, we no longer reported gains on sale of loans. While we recognized $849,000 during the year ended September 30, 2011, the personnel and compliance expenses associated with the previous strategy of direct origination of one-to-four family loans caused that line of business to be unprofitable for us.

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

Income Tax Benefit. The income tax provision from continuing operations was $1.1 million based on pre-tax income from operations of $2.9 million, which equated to an effective rate of 37.06%. This compared to income tax benefit from continuing operations of $3.2 million based on a pre-tax loss of $7.9 million for the year ended September 30, 2011.

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

Service charges and fee income decreased $213,000 to $2.2 million for the quarter ended December 30, 2011, compared to the same period a year ago. Overdraft fees and interchange income were $187,000 and $140,000 lower in the quarter ended December 31, 2011, compared to the same quarter in the prior year. Noninterest income also included pre-tax gains on sales of securities of $590,000 during the quarter ended December 31, 2011. Additionally, the Bank sold one of the branch facilities that was closed in December 2011 and recorded a pre-tax gain of $264,000 during the quarter ended December 31, 2011. The gain on sale of REO was $168,000 and $127,000 during the quarters ended December 31, 2011 and 2010, respectively.

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

Compensation and benefits expense decreased $1.2 million during the quarter ended December 31, 2011, compared to the quarter a year earlier due to branch closings and the consolidation of operations that occurred during fiscal year 2011. On September 30, 2011, with an effective date of January 1, 2012, we merged our employee stock ownership and 401(k) plans into a single plan and refinanced the loans associated with the ESOP, which lowered the allocation of ESOP shares in future periods. Compensation expense related to the ESOP was $35,000 during the quarter ended December 31, 2011, compared to $336,000 in the quarter ended December 31, 2010. Expense related to the ESOP is recorded based on the fair value of the Company’s share price and, therefore, is subject to fluctuation in future periods.

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

	Years Ended December 31,						Three Months Ended December 31,			Year Ended September 30,
	2013			2012			2011			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Total loans (1)	$409,614	$34,432	8.41%	$440,199	$40,058	9.10%	$469,947	$13,365	11.38%	$552,111	$41,925	7.59%
Loans held for sale	—	—	—	—	—	—	1,012	9	3.67	1,808	56	4.13
Interest bearing deposits in other banks	94,486	224	0.24	98,658	230	0.23	143,610	100	0.28	226,246	578	0.26
Investment securities	424,866	10,399	2.45	429,044	8,861	2.07	402,134	2,092	2.08	399,300	8,508	2.13
FHLB stock	17,138	8	0.05	17,665	—	—	17,717	—	—	17,717	—	—
Total interest-earning assets	946,104	45,063	4.76	985,566	49,149	4.99	1,034,420	15,566	6.02	1,197,182	51,067	4.27
Noninterest-earning assets	79,807			93,493			108,135			139,050
Total average assets	$1,025,911			$1,079,059			$1,142,555			$1,336,232
Interest-bearing liabilities:
Savings deposits	$86,253	35	0.04	$80,922	57	0.07	$79,192	28	0.14	$77,948	174	0.22
Interest-bearing demand deposits	248,299	367	0.15	245,991	431	0.18	247,967	138	0.22	236,599	796	0.34
Money market accounts	159,677	217	0.14	176,885	352	0.20	178,418	141	0.32	176,331	795	0.45
Certificates of deposit	186,618	2,301	1.23	234,236	2,971	1.27	288,082	905	1.26	437,996	5,026	1.15
Total deposit accounts	680,847	2,920	0.43	738,034	3,811	0.52	793,659	1,212	0.61	928,874	6,791	0.73
Borrowed funds	1,681	19	1.13	4,754	71	1.49	4,893	21	1.72	56,415	2,277	4.04
Total interest-bearing liabilities	682,528	2,939	0.43	742,788	3,882	0.52	798,552	1,233	0.62	985,289	9,068	0.92
Noninterest-bearing liabilities	168,359			147,187			150,571			149,016
Total average liabilities	850,887			889,975			949,123			1,134,305
Average equity	175,024			189,084			193,432			201,927
Total average liabilities and stockholders’ equity	$1,025,911			$1,079,059			$1,142,555			$1,336,232
Net interest income		$42,124			$45,267			$14,333			$41,999
Interest rate spread			4.33%			4.47%			5.40%			3.35%
Net interest margin (2)			4.45%			4.59%			5.54%			3.51%
Ratio of average interest-earning assets to average interest-bearing liabilities			138.62%			132.68%			129.54%			121.51%

(1)	Non-accrual loans are included in the average balance. Loan fees are included in interest income on loans and are insignificant.

(2)	Net interest margin, otherwise known as yield on interest earning assets, is calculated as net interest income divided by average interest-earning assets.

The following table sets forth (on a consolidated basis) for the periods and at the dates indicated, the weighted average yields earned on our assets, the weighted average interest rates paid on our liabilities, together with the net yield on interest-earning assets:

	At December 31,	Years Ended December 31,		Three Month Period Ended December 31,	Year Ended September 30,
	2013	2013	2012	2011	2011
Weighted average yield on:
Loans receivable	4.76%	8.41%	9.10%	11.38%	7.59%
Loans held for sale	—	—	—	3.67	4.13
Interest bearing deposits in other banks	0.25	0.24	0.23	0.28	0.26
Investment securities, available-for-sale	2.51	2.45	2.07	2.08	2.13
Federal Home Loan Bank stock	0.10	0.05	—	—	—
Total interest-earning assets	3.25	4.76	4.99	6.02	4.27
Weighted average rate paid on:
Interest-bearing demand deposits	0.09	0.15	0.18	0.22	0.34
Money market accounts	0.11	0.14	0.20	0.32	0.45
Health savings deposits	0.07	0.09	0.12	0.19	0.30
Savings deposits	0.03	0.04	0.07	0.14	0.22
Certificates of deposit	1.22	1.23	1.27	1.26	1.15
Total interest-bearing deposits	0.38	0.43	0.52	0.61	0.73
Federal Home Loan Bank advances	—	—	—	—	4.35
Repurchase agreements	—	1.13	1.49	1.72	1.56
Total interest-bearing liabilities	0.38	0.43	0.52	0.62	0.92
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	2.87	4.33	4.47	5.40	3.35
Net interest margin (net interest income as a percentage of average interest-earning assets)	n/a	4.45	4.59	5.54	3.51

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

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 Increase (Decrease) Due to			Year Ended December 31, 2012 Compared to Year Ended September 30, 2011 Increase (Decrease) Due to			Three Months Ended December 31, 2012 Compared to Three Month Period Ended December 31, 2011 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$(3,138)	$(2,488)	$(5,626)	$945	$(6,860)	$(5,915)	$9,799	$(5,729)	$4,070
Loans held for sale	—	—	—	—	(36)	(36)	(9)	(33)	(42)
Interest-bearing deposits in other banks	13	(19)	(6)	(20)	(217)	(237)	17	(129)	(112)
Investment securities	1,636	(98)	1,538	(272)	219	(53)	25	382	407
FHLB stock	—	8	8	—	—	—	—	—	—
Total net change in income on interest-earning assets	$(1,489)	$(2,597)	(4,086)	$653	$(6,894)	(6,241)	$9,832	$(5,509)	4,323
Interest-bearing liabilities:
Savings deposits	$(26)	$4	(22)	$(81)	$2	(79)	$(45)	$6	(39)
Interest-bearing demand deposits	(80)	16	(64)	(229)	13	(216)	(169)	20	(149)
Money market accounts	(110)	(25)	(135)	(309)	—	(309)	(138)	4	(134)
Certificates of deposit	(98)	(572)	(670)	533	(1,855)	(1,322)	41	(773)	(732)
Total deposits	(314)	(577)	(891)	(86)	(1,840)	(1,926)	(2,629)	2,218	(1,054)
FHLB advances	(3)	(49)	(52)	(78)	(1,485)	(1,563)	(28)	(615)	(643)
Total net change in expense on interest-bearing liabilities	$(317)	$(626)	(943)	$(164)	$(3,325)	(3,489)	$(2,657)	$1,603	(1,697)
Total (decrease) increase in net interest income			$(3,143)			$(2,752)			$6,020

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

•	we have invested in investments with relatively short average lives, generally four to five years.

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

When interest rates rise, we generally do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at December 31, 2013, that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change (dollars in thousands). Given the relatively low level of market interest rates, a calculation for a decrease of greater than 100 basis points has not been prepared. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value (NPV)			Net Portfolio as Percentage of Portfolio Value of Assets
Basis Point Change in Rates	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)	Asset Market Value
+300	$151,152	$(39,999)	(20.93)%	16.39%	(2.71)%	$922,221
+200	162,535	(28,616)	(14.97)	17.15	(1.95)	947,545
+100	175,125	(16,026)	(8.38)	17.99	(1.11)	973,680
Base	191,151	—	—	19.10	—	1,000,781
-100	205,529	14,378	7.52	19.98	0.88	1,028,523

(1)	Represents the change in net portfolio value at the indicated change in interest rates compared to the "Base" net portfolio value.

(2)	Calculated as the estimated net portfolio value divided by the portfolio value of total assets.

(3)	Calculated as the change in net portfolio value ratio assuming the indicated change in interest rates over the "Base" net portfolio value ratio.

The following table illustrates the change in net interest income at December 31, 2013, that would occur in the event of an immediate change in interest rates, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates (dollars in thousands). This table does not consider the impact of accretable yield on purchased loans but instead presents net interest income using interest income on loans based on the underlying loan rate:

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
+300	$28,681	$831	2.98%
+200	28,347	497	1.78
+100	27,865	15	0.05
Base	27,850	—	—
-100	27,409	(441)	(1.58)

(1)	Represents the increase of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates (Base).

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

Certificates of deposit scheduled to mature in one year or less at December 31, 2013, totaled $97.1 million, which represented 57.6% of our certificates of deposit portfolio at December 31, 2013. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Historically, the Bank has been able to retain a significant amount of deposits as they mature. However, since loan demand has slowed and we currently have very high liquidity levels, we have been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in expected deposit runoff as customers are moving their maturing balances to competitors at a higher pace than the Bank has historically experienced. Nonetheless, we believe the Company has adequate resources to fund all loan commitments through FHLB advances, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets. We had the ability at December 31, 2013, to borrow an additional $79.9 million from the Federal Home Loan Bank of Seattle. We are also approved at the Discount Window of the Federal Reserve Bank of San Francisco and could use that facility as a funding source to meet commitments and for liquidity purposes. Additionally, we maintain a $25.0 million line of credit with a third-party bank. There were no funds drawn on this line of credit at December 31, 2013.

We had no borrowed funds from the FHLB at December 31, 2013; however, we are dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands. However, our mortgage backed securities are marketable and could be sold to obtain cash to meet liquidity demands should our access to FHLB funding be impaired.

CONTRACTUAL OBLIGATIONS

Through the normal course of operations, we have entered into certain contractual obligations. Our obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

At December 31, 2013, scheduled maturities of contractual obligations were as follows (in thousands):

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Certificates of deposit	$97,084	$60,827	$10,326	$202	$168,439
Deferred compensation (1)	383	905	1,120	4,096	6,504
Operating leases	802	1,277	617	1,789	4,485
Total contractual obligations	$98,269	$63,009	$12,063	$6,087	$179,428

(1)	Disclosed at the December 31, 2013 present value of estimated payments assuming all future vesting conditions are met.

OFF-BALANCE SHEET ARRANGEMENTS

We are party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. These financial instruments generally include commitments to originate commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Collateral is not required to support commitments.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2013 (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Fixed rate	$9,990
Adjustable rate	24,002
Undisbursed balance of loans	21,672
Unused lines of credit	65,200
Commercial letters of credit	687
Total	$121,551

CAPITAL

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. Home Federal Bank’s total equity capital was $148.7 million at December 31, 2013 or 14.98%, of total assets on that date. As of December 31, 2013, we exceeded all regulatory capital requirements. See “How We Are Regulated – Regulation and Supervision of Home Federal Bank – Capital Requirements” and Note 15 to the Consolidated Financial Statements under Item 8 to this Annual Report on Form 10-K.

The following table discloses the regulatory capital ratios for the Company and the Bank at December 31, 2013 and 2012:

	Home Federal Bancorp		Home Federal Bank
Capital Ratios	Ratio	Minimum for Capital Adequacy Purposes (1)	Ratio	“Well Capitalized” Minimum Ratio (1)
December 31, 2013:
Tier 1 capital (leverage) to average assets	16.12%	4.00%	14.58%	5.00%
Tier 1 capital to risk-weighted assets	35.92	4.00	32.37	6.00
Total capital to risk-weighted assets	37.18	8.00	33.63	10.00

December 31, 2012:
Tier 1 capital (leverage) to average assets	15.36%	4.00%	13.77%	5.00%
Tier 1 capital to risk-weighted assets	37.30	4.00	33.26	6.00
Total capital to risk-weighted assets	38.57	8.00	34.53	10.00

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

The Company’s total consolidated capital was $169.0 million and $179.8 million at December 31, 2013 and 2012, respectively. The Company's total capital, excluding its investment in the Bank was $20.3 million and $23.1 million as of December 31, 2013 and 2012, respectively, as Home Federal Bancorp retained some of the capital raised in the Conversion and did not inject all of the capital raised into the Bank. This additional capital is held primarily in cash and highly liquid mortgage-backed securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance impacted the presentation of our Statements of Operations.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 addresses the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. This ASU was effective for fiscal years and interim periods beginning on or after December 15, 2012. This ASU did not have a significant impact on the Company’s Consolidated Financial Statements at the date of adoption.

CYBER RISKS

As a financial institution that serves over 100,000 clients through 24 branches the Internet and other distribution channels, we depend on our ability, and the abilities of several third party vendors, to process, record and monitor a large number of customer transactions on a continuous basis. As our customer base and locations have expanded through acquisition and organic growth, and as customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure have been, and must continue to be, safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item is set forth under the caption "Asset and Liability Management and Market Risk" in Item 7 of this Annual Report on Form 10-K.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management’s assessment was based on criteria described in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The Company’s internal control over financial reporting as of December 31, 2013 has been audited by Crowe Horwath LLP, the Company’s independent registered public accounting firm who audits the Company’s consolidated financial statements.

/s/ Len E. Williams	/s/ Eric S. Nadeau
Len E. Williams                        Eric S. Nadeau
President and                         Executive Vice President and
Chief Executive Officer                    Chief Financial Officer

Dated: March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc. and Subsidiary
Nampa, Idaho

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity and statements of cash flows for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Federal Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Home Federal Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio
March 17, 2014

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY	December 31,
CONSOLIDATED BALANCE SHEETS	2013	2012
(In thousands, except share data)
ASSETS
Cash and equivalents	$107,000	$115,529
Investments available-for-sale, at fair value	390,648	420,505
FHLB stock, at cost	16,771	17,401
Loans receivable, net of allowance for loan losses of $9,046 and $12,528	407,451	409,846
Accrued interest receivable	2,764	2,776
Property and equipment, net	25,943	29,057
Bank owned life insurance	15,751	15,938
Real estate owned and other repossessed assets	4,756	10,386
FDIC indemnification receivable, net	4,914	10,846
Core deposit intangible	2,062	2,523
Deferred tax assets, net	16,844	9,022
Other assets	7,470	4,791
TOTAL ASSETS	$1,002,374	$1,048,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$160,602	$142,207
Interest-bearing demand	245,271	248,836
Money market	158,364	167,202
Savings	85,775	83,401
Certificates	168,439	209,242
Total deposit accounts	818,451	850,888

Advances by borrowers for taxes and insurance	383	490
Accrued interest payable	122	167
Deferred compensation	6,504	6,149
Repurchase agreements	—	4,775
Other liabilities	7,916	6,366
Total liabilities	833,376	868,835

STOCKHOLDERS’ EQUITY
Serial preferred stock, $.01 par value; 10,000,000 authorized; issued and outstanding: none	—	—
Common stock, $.01 par value; 90,000,000 authorized; issued and outstanding:	148	145
Dec. 31, 2013 - 17,852,778 issued; 14,832,757 outstanding
Dec. 31, 2012 - 17,512,997 issued; 14,453,399 outstanding
Additional paid-in capital	137,252	131,934
Retained earnings	42,752	46,337
Unearned shares issued to employee stock ownership plan	(6,065)	(6,823)
Accumulated other comprehensive income (loss)	(5,089)	8,192
Total stockholders’ equity	168,998	179,785
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,002,374	$1,048,620

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
Interest and dividend income:
Loans and leases	$34,432	$40,058	$13,374	$41,981
Investments	10,399	8,861	2,092	8,508
Other interest and dividends	232	230	100	578
Total interest and dividend income	45,063	49,149	15,566	51,067
Interest expense:
Deposits	2,920	3,811	1,212	6,791
FHLB advances and repurchase agreements	19	71	21	2,277
Total interest expense	2,939	3,882	1,233	9,068
Net interest income	42,124	45,267	14,333	41,999
Provision for loan losses	(2,486)	(1,765)	(474)	11,396
Net interest income after provision for loan losses	44,610	47,032	14,807	30,603
Noninterest income:
Service charges and fees	8,226	8,653	2,246	9,823
Gain on sale of loans	—	1	181	849
Gain on sale of securities ($485 of gains during the year ended December 31, 2013, are comprised of accumulated other comprehensive income reclassifications)	485	1,971	590	607
Increase in cash surrender value of BOLI	466	488	102	412
FDIC indemnification recovery (provision)	(464)	(1,807)	(515)	9,313
Impairment of FDIC indemnification asset	(8,410)	(10,856)	(4,667)	(4,989)
Prepayment penalty on FHLB advances	—	—	—	(2,007)
Other	746	895	433	1,037
Total noninterest income	1,049	(655)	(1,630)	15,045
Noninterest expense:
Compensation and benefits	24,032	24,054	5,866	28,135
Occupancy and equipment	5,386	6,176	1,477	6,897
Data processing	3,571	3,945	1,023	4,243
Advertising	550	776	145	1,122
Postage and supplies	803	987	287	1,252
Professional services	2,670	2,351	535	3,204
Insurance and taxes	1,642	2,158	708	3,294
Amortization of intangibles	461	564	160	725
Provision for REO	795	736	482	1,414
Merger termination fee	2,954	—	—	—
Other	1,465	1,767	333	3,223
Total noninterest expense	44,329	43,514	11,016	53,509
Income (loss) before income taxes	1,330	2,863	2,161	(7,861)
Income tax provision (benefit)	1,585	1,061	785	(3,232)
Net income (loss)	$(255)	$1,802	$1,376	$(4,629)
Earnings (loss) per common share
Basic	$(0.02)	$0.12	$0.09	$(0.30)
Diluted	(0.02)	0.12	0.09	(0.30)
Weighted average number of shares outstanding:
Basic	13,822,263	14,292,815	14,991,807	15,511,545
Diluted	13,822,263	14,297,987	14,991,807	15,511,545
Dividends declared per share:	$0.24	$0.35	$0.055	$0.22

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
Comprehensive income (loss)
Net income (loss)	$(255)	$1,802	$1,376	$(4,629)
Other comprehensive income (loss):
Change in unrealized holding gain (loss) on securities available-for-sale, net of taxes of ($8,283), $2,183, $106 and $1,647, respectively	(12,985)	3,424	166	2,582
Adjustment for realized gains, net of taxes of $(189), $(768), $(230) and $(236), respectively	(296)	(1,203)	(360)	(371)
Other comprehensive income (loss)	(13,281)	2,221	(194)	2,211
Comprehensive income (loss)	$(13,536)	$4,023	$1,182	$(2,418)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)			Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to ESOP	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance at October 1, 2010	16,687,561	$167	$152,682	$56,942	$(8,657)	$3,954	$205,088
Restricted stock issued, net of forfeitures	26,566	—					—
Repurchased restricted stock to pay taxes	(397)	—					—
ESOP shares committed to be released			190		1,042		1,232
Exercise of stock options	51,886	1	541				542
Share-based compensation			855				855
Stock repurchase	(708,182)	(7)	(7,413)				(7,420)
Dividends paid ($0.22 per share)				(3,427)			(3,427)
Tax adjustments for equity comp. plans			202				202
Net loss				(4,629)			(4,629)
Other comprehensive income						2,211	2,211
Balance at September 30, 2011	16,057,434	161	147,057	48,886	(7,615)	6,165	194,654
Restricted stock issued, net of forfeitures	(2,597)	—					—
ESOP shares committed to be released			1		34		35
Share-based compensation			126				126
Stock repurchase	(390,131)	(4)	(3,905)				(3,909)
Dividends paid ($0.055 per share)				(819)			(819)
Tax adjustments for equity comp. plans			1				1
Net income				1,376			1,376
Other comprehensive income (loss)						(194)	(194)
Balance at December 31, 2011	15,664,706	157	143,280	49,443	(7,581)	5,971	191,270
Restricted stock issued, net of forfeitures	43,394	—					—
Repurchased restricted stock to pay taxes	(3,558)	—	(37)				(37)
ESOP shares committed to be released			53		758		811
Exercise of stock options	800	1	8				9
Share-based compensation			1,009				1,009
Stock repurchase	(1,251,943)	(13)	(12,330)				(12,343)
Dividends paid ($0.35 per share)				(4,908)			(4,908)
Tax adjustments for equity comp. plans			(49)				(49)
Net income				1,802			1,802
Other comprehensive income						2,221	2,221
Balance at December 31, 2012	14,453,399	145	131,934	46,337	(6,823)	8,192	179,785
Restricted stock issued, net of forfeitures	45,457	—					—
Repurchased restricted stock to pay taxes	(5,880)	—	(73)				(73)
ESOP shares committed to be released			265		758		1,023
Exercise of stock options	339,781	3	3,688				3,691
Share-based compensation			1,266				1,266
Dividends paid ($0.24 per share)				(3,330)			(3,330)
Tax adjustments for equity comp. plans			172				172
Net loss				(255)			(255)
Other comprehensive income (loss)						(13,281)	(13,281)
Balance at December 31, 2013	14,832,757	$148	$137,252	$42,752	$(6,065)	$(5,089)	$168,998
See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY			Three Months Ended December 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)	Years Ended December 31,			Year Ended September 30,
	2013	2012	2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(255)	$1,802	$1,376	$(4,629)
Adjustments to reconcile net income (loss) to cash provided from operating activities:
Depreciation and amortization	2,762	3,022	767	2,476
Amortization of core deposit intangible	461	564	160	725
Impairment of FDIC indemnification receivable	8,410	10,856	4,667	4,989
Net amortization of premiums and discounts on investments	2,765	5,746	1,916	5,718
Gain on sale of investments available-for-sale (AFS)	(485)	(1,971)	(590)	(607)
Gain on insurance proceeds	(161)	—	—	—
Gain on sale of fixed assets and repossessed assets, net of indemnification	(360)	(533)	(328)	(479)
ESOP shares committed to be released	1,023	811	35	1,232
Share based compensation expense	1,266	1,009	126	855
Provision for loan losses	(2,486)	(1,765)	(474)	11,396
Valuation allowance on real estate and other property owned	795	736	482	1,414
Accrued deferred compensation expense, net of distributions	355	278	74	214
Net deferred loan fees (costs)	231	(773)	(11)	37
Deferred income tax provision (benefit)	651	(3,917)	(2,510)	(7,400)
Net gain on sale of loans	—	(1)	(181)	(849)
Proceeds from sale of loans held for sale	—	1	4,930	31,089
Originations of loans held for sale	—	—	(2,662)	(27,194)
Net increase in value of bank owned life insurance	(466)	(488)	(102)	(412)
Change in assets and liabilities:
Interest receivable	12	80	(57)	(106)
Other assets	(3,484)	(2,500)	2,980	(2,381)
Interest payable	(45)	(52)	(30)	(382)
Other liabilities	1,716	(1,103)	(3,089)	51
Net cash provided from operating activities	12,705	11,802	7,479	15,757
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments, maturities and calls of investments AFS	97,454	108,980	44,905	119,701
Proceeds from sales of investments AFS	19,493	100,808	27,423	28,172
Purchase of investments AFS	(111,124)	(230,554)	(93,002)	(255,139)
Proceeds from redemption of FHLB stock	630	316	—	—
Reimbursement (payment) of loan losses under loss share agreements	(1,104)	2,290	5,063	35,009
Net decrease in loans	1,628	40,830	14,974	120,263
Loans purchased	—	(8,289)	—	—
Proceeds from sales of fixed assets and repossessed assets	8,324	18,353	8,488	25,367
Purchases of property and equipment	(318)	(803)	(179)	(8,309)
Purchases of bank-owned life insurance	—	—	(2,500)	—
Proceeds from death benefit under BOLI	814	—	—	—
Net cash provided from investing activities	15,797	31,931	5,172	65,064
(continues on next page)

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY			Three Months Ended December 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)	Years Ended December 31,			Year Ended September 30,
	2013	2012	2011	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(32,437)	(55,211)	(53,410)	(230,153)
Net (decrease) increase in advances by borrowers for taxes and insurance	(107)	132	(975)	(3,325)
Repayment of FHLB advances	—	—	—	(58,852)
Net (decrease) increase in repurchase agreements	(4,775)	(139)	21	(3,878)
Repurchased restricted stock to pay taxes	(73)	(37)	—	—
Proceeds from exercise of stock options	3,691	9	—	542
Repurchases of common stock	—	(12,343)	(3,909)	(7,420)
Dividends paid	(3,330)	(4,908)	(819)	(3,427)
Net cash used by financing activities	(37,031)	(72,497)	(59,092)	(306,513)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,529)	(28,764)	(46,441)	(225,692)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,529	144,293	190,734	416,426
CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,000	$115,529	$144,293	$190,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,984	$3,934	$1,263	$9,450
Income taxes	1,740	8,349	3,800	159

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$3,014	$10,038	$3,881	$21,214
Transfer of branch facility to other real estate owned	641	—	—	—
Fair value adjustment to investments AFS, net of taxes	(13,281)	2,221	(194)	2,211

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

The Bank was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. On May 31, 2011, the Bank converted from a federal savings bank to an Idaho-chartered commercial bank and the Company reorganized as a bank holding company from a federally-chartered savings and loan holding company. The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market areas. The Bank’s primary business is attracting deposits from the general public and using these funds to originate loans in its market areas: Boise, Idaho, and the surrounding area known as the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore, and Gem counties; the Tri-County Region of Central Oregon including the counties of Deschutes, Crook and Jefferson; and Western Oregon including Lane, Josephine, Jackson, & Multnomah counties. The Company operates 24 full-service banking offices, three loan production offices and two administrative locations and provides its customers with Internet and mobile banking services.

Until recently, Home Federal Bank had five wholly-owned subsidiaries. Three of them were dissolved in September 2012: Idaho Home Service Corporation, Liberty Funding Inc. and Liberty Insurance Services, Inc. Prior to the dissolutions, all three were inactive. Commercial Equipment Lease Corporation (CELC) was purchased in connection with the July 30, 2010, acquisition of LibertyBank in Eugene, Oregon, and specializes in commercial leasing activities. Community First Real Estate, LLC, was purchased in connection with the August 7, 2009, acquisition of Community First Bank in Prineville, Oregon. See Note 2 for additional information regarding these acquisitions.

Change in Year End. In January 2012, the Company changed its fiscal year end from September 30 to December 31, effective January 1, 2012. As a result, the Company's prior year comprises the twelve months ended December 31, 2012. The fiscal year end previous to this ended September 30, 2011. Consequently, the Company filed a transition report on Form 10-QT for the three months ended December 31, 2011. Disclosures and narrative related to that transition period are included in this Form 10-K.

Pending Merger With Cascade Bancorp. On October 23, 2013, the Company announced the signing of a definitive merger agreement (Cascade Agreement) with Cascade Bancorp (Cascade). Under the terms of the Cascade Agreement, Cascade will acquire the Company, subject to regulatory approval, approval by the stockholders of the Company and Cascade, and other customary conditions of closing. Previously, on September 24, 2013, the Company entered into a merger agreement (Banner Agreement) with Banner Corporation (Banner). The Company terminated the Banner Agreement on October 23, 2013, and paid a termination fee of $3.0 million to Banner during the fourth quarter of 2013, which is shown separately in the Consolidated Statements of Operations. The Banner Agreement was terminated pursuant to its terms because the Company’s Board of Directors determined the Cascade offer was a Superior Proposal, as defined in the Banner Agreement.

Principles of Consolidation. The consolidated financial statements of the Company include the accounts of the Company, the Bank and the Bank's wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates. To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses (including the evaluation of impaired loans and the associated provision for loan losses), accounting for acquired loans and covered assets (see Note 2), the valuation of noncovered real estate owned, as well as deferred income taxes and the associated income tax expense.

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

The Company is required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. The amount of this required reserve balance was $1.9 million and $1.8 million at December 31, 2013 and 2012, respectively.

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

Federal Home Loan Bank (FHLB) Stock. As a member of the FHLB of Seattle, the Bank is required to maintain a minimum level of investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances, total assets and mortgages. The Bank’s investment in FHLB of Seattle stock is carried at par value ($100 per share), which reasonably approximates its fair value. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. FHLB stock is subject to restrictions as to purchase, sale, and redemption.

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

Purchased Loans. In connection with the acquisitions discussed in Note 2, the Bank purchased loans of failed banks, some of which possessed evidence of credit deterioration on the date of acquisition. These purchased loans were originally recorded at fair value on the date of acquisition. Nearly all of the loans purchased in these acquisitions were subject to shared-loss agreements with the Federal Deposit Insurance Corporation (FDIC); such loans are referred to as "covered loans".

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

The allowance for loan losses on noncovered originated loans consists of specific reserves allocated to individually reviewed loans and general reserves on all other noncovered originated loans. Valuation deficiencies on noncovered originated loans in process of foreclosure are treated as “Loss” under the Bank’s credit grading process and the loan balance is reduced to the estimated net recoverable value, which removes the specific reserve previously recorded. The Bank records a general allowance on loans purchased in the CFB Acquisition that are not accounted for under ASC 310-30. Loans purchased in the CFB Acquisition that are accounted for under ASC 310-30 are partially charged down to the estimated net recoverable value if estimated losses exceed the fair value discount established on the acquisition date. Lastly, an allowance for loans purchased in the LibertyBank Acquisition is established when the net present value of cash flows expected to be received for loans in the acquired loan pools become impaired.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, or if the loan is a troubled debt restructuring. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Loans accounted for under ASC 310-30 are not considered impaired loans. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The general component of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted primarily by current economic factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the last three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

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

•
Real Estate Construction: All builder/borrower loans are underwritten to the same standards as other commercial loan credits, requiring liquid working capital, sufficient net worth and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value ratio on both pre-sold and speculative projects is generally 80%. The Bank originates construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $150,000 to $400,000. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in the Bank's primary market areas, in addition to a couple of outlying areas. The maximum loan-to-value limit applicable to construction and site development loans is 80% and 70%, respectively, of the appraised market value upon completion of the project. Maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed 36 months for residential subdivision development loans.

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

The allowance for loan losses on covered loans are reported gross of amounts to be recovered from the FDIC. The provision for loan losses is also recorded gross of amounts recoverable from the FDIC. The amount of the provision for loan losses on covered loans that is expected to be recovered from the FDIC is recorded as an increase to the FDIC indemnification asset with a corresponding increase in noninterest income as FDIC indemnification recovery. If amounts are recovered on previous charge off covered loans, the Company may record a reverse provision for loan losses, which results in a decrease to the FDIC indemnification asset and a decrease in noninterest income as FDIC indemnification provision.

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

Foreclosed Assets. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. The carrying amount of REO was $4.8 million and $10.4 million at December 31, 2013 and 2012, respectively. Covered REO totaled $3.6 million and $6.1 million at December 31, 2013 and 2012, respectively.

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

Intangible Assets. Intangible assets acquired in a purchase business combination with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Intangible assets on the Company’s Consolidated Balance Sheets consist of a core deposit intangible asset arising from whole bank acquisitions. The core deposit intangible is initially measured at fair value and then is amortized on an accelerated method over the estimated useful life, which has been estimated to be 10 years. The original amount of core deposit intangibles was $4.1 million, with a balance at December 31, 2013, of $2.1 million.

The following table shows estimated amortization expense (in thousands):

Amount
Fiscal years ended December 31,
2014	$377
2015	308
2016	280
2017	306
2018	306
Thereafter	485
Total	$2,062

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company analyzed its tax positions, including the permanent and temporary differences as well as the major components of income and expense, and determined that it had no uncertain tax positions that would rise to the level of having a material effect on its Consolidated Financial Statements at December 31, 2013 and 2012.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as separate components of equity.

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011, and the year ended September 30, 2011, was $550,000, $776,000, $145,000 and $1.1 million respectively.

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

Recent Accounting Pronouncements. In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance impacted the presentation of our Statements of Operations.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 addresses the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. This ASU was effective for fiscal years and interim periods beginning on or after December 15, 2012. This ASU did not have a significant impact on the Company’s Consolidated Financial Statements at the date of adoption.

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

In addition to the assets purchased and liabilities assumed in both acquisitions, the Bank and the FDIC entered into shared-loss agreements. These agreements cover realized losses and certain expenses on nearly all of the loans (covered loans) and foreclosed real estate purchased in the acquisitions (together covered assets). Under the shared-loss agreements associated with the CFB Acquisition, the FDIC will reimburse the Bank for 80% of the first $34.0 million of realized losses and reimbursable expenses on covered assets and 95% on realized losses and reimbursable expenses that exceed $34.0 million on covered assets. The FDIC will reimburse the Bank for 80% of the losses and reimbursable expenses on covered assets from the LibertyBank Acquisition. Consumer loans purchased in the LibertyBank Acquisition that were not secured by real estate (such as automobile and deposit secured loans) are excluded from the loss sharing agreements. The FDIC shares in any recoveries on covered assets at the same rates as the loss sharing provisions.

Reimbursable losses covered by the shared-loss agreements include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank. The shared-loss agreements and recovery provisions for one-to-four family loans is in effect for 10 years from the acquisition dates. For all other covered loans and leases, the shared-loss agreements and related recovery provisions are in effect for five years and eight years, respectively. The reimbursable losses from the FDIC are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the dates of the acquisitions. The expected reimbursements under the loss sharing agreements were recorded as the FDIC indemnification asset at their estimated fair value on the acquisition date.

The FDIC indemnification asset is measured separately from each of the covered asset categories. The indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The discount applied to the FDIC indemnification asset was between 6.25% and 7.00% during the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011.

In September 2020, approximately 10 years following the LibertyBank Acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the shared-loss agreements related to the LibertyBank Acquisition have been less than the intrinsic loss estimate, which was determined by the FDIC prior to the LibertyBank Acquisition. The Company has estimated the minimum level of losses to avoid a true-up provision payment to the FDIC to be $46.7 million. The maximum amount of the true-up provision is $4.7 million, if there are no losses in the covered loan portfolio. At December 31, 2013 and 2012, the Company accrued $702,000 and $528,000, respectively, as the estimated true-up provision based on realized losses since the date of the LibertyBank Acquisition. The loss sharing agreements under the CFB Acquisition does not require the Company to make a true-up payment.

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

Impaired Loans. The measurement of impaired loans is generally based on recent appraisals if the loan is collateral-based or on a cash flow analysis if repayment of the loan is generally dependent on the cash flow of the borrower. Impaired loans carried at the fair value of the collateral are considered to be measured at fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisals on loans secured by one-to-four family residential properties are updated when the loan becomes 120 days past due, or earlier if circumstances indicate the borrower will be unable to repay the loan under the terms of the note. Additionally, appraisals are updated if the borrower requests a modification to their loan. On commercial real estate and multifamily loans, appraisals are updated upon a determination that the borrower will be unable to repay the loan according to the terms of the note or upon a notice of default, whichever is earlier. Appraisals are updated on all loan types immediately prior to a foreclosure sale and at least annually thereafter once the collateral title has been transferred to the Bank. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually adjustments to the sales price of the comparable properties, as deemed appropriate by the appraiser, based on the age, condition, location or general characteristics of the subject property. If the income approach is used by an appraiser, a discount rate or a “capitalization rate” is applied to estimated net operating income for the income producing property. This capitalization rate is applied to estimate the fair value of the property. Capitalization rates vary based on the type of property (e.g., office, warehouse, retail) and local market dynamics (e.g., population, employment, absorption or saturation of specific property types), among other factors. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Management will typically discount appraised values by 8.5%, which is based on historical experience to estimate selling costs, when determining the fair value of loans.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis at December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2013
Investments available-for-sale:
Obligations of U.S. GSE	$—	$49,205	$—	$49,205
Obligations of states and political subdivisions	—	40,428	—	40,428
U.S. Treasury bonds	8,104	—	—	8,104
Mortgage-backed securities, GSE issued	—	292,680	—	292,680
Mortgage-backed securities, private label	—	231	—	231

December 31, 2012
Investments available-for-sale:
Obligations of U.S. GSE	$—	$57,660	$—	$57,660
Obligations of states and political subdivisions	—	40,890	—	40,890
Mortgage-backed securities, GSE issued	—	321,672	—	321,672
Mortgage-backed securities, private label	—	283	—	283

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2013 and 2012.

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at December 31, 2013 and 2012 (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2013
Impaired loans:
One-to-four family residential	$—	$—	$1,952	$1,952
Commercial and multifamily	—	—	1,324	1,324
Real estate construction	—	—	289	289
Home equity	—	—	109	109
Total impaired loans	—	—	3,674	3,674
REO:
Commercial and multifamily	—	—	370	370
Real estate construction	—	—	910	910
Total REO	—	—	1,280	1,280
Total impaired loans and REO at fair value	$—	$—	$4,954	$4,954

December 31, 2012
Impaired loans:
One-to-four family residential	$—	$—	$2,802	$2,802
Commercial and multifamily	—	—	3,359	3,359
Real estate construction	—	—	429	429
Home equity	—	—	173	173
Total impaired loans	—	—	6,763	6,763
REO:
One-to-four family residential	—	—	307	307
Commercial and multifamily	—	—	5,513	5,513
Real estate construction	—	—	2,950	2,950
Total REO	—	—	8,770	8,770
Total impaired loans and REO at fair value	$—	$—	$15,533	$15,533

At December 31, 2013, impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $3.7 million, net of specific valuation allowances totaling $232,000. At December 31, 2012, impaired loans at fair value had a carrying amount of $6.8 million, net of specific allowances totaling $792,000. Included in the value of impaired loans presented above at December 31, 2013 is $2.2 million of loans that have been charged down to fair value, and $4.8 million at December 31, 2012. Provisions for loan losses associated with impaired loans carried at fair value was immaterial during the years ended December 31, 2013 and 2012.

REO is recorded at estimated fair value less costs to sell and had a carrying amount of $1.3 million at December 31, 2013, which is comprised of the outstanding balance of $1.3 million, with no valuation allowance. At December 31, 2012, REO measured at fair value less costs to sell had a carrying value of $8.8 million, which is made up of the outstanding balance of $8.8 million, with no valuation allowance. The provision for declines in the value of REO totaled $795,000, $736,000, $482,000 and $1.4 million for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011, respectively, before offsetting amounts recoverable from the FDIC under loss sharing agreements. The provisions for the declines in the value of REO includes impairment on REO measured at fair value and REO properties sold during the periods.

The following tables present information as of December 31, 2013 and 2012 about significant unobservable inputs related to the Company’s material categories of Level 3 financial assets measured on a nonrecurring basis (in thousands):

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans- Commercial real estate and multifamily	$1,324	Sales comparison approach	Adjustment for differences between the comparable sales	(9.4%) - 15.9%	1.7%
		Income approach	Adjustment for differences in capitalization rates	7.00% - 9.00%	7.8
Impaired loans- Construction	289	Sales comparison approach	Adjustment for differences between the comparable sales	(8.1%) - 6.6%	(1.3)
REO- Commercial real estate	370	Sales comparison approach	Adjustment for differences between the comparable sales	(6.2%) - 5.8%	(0.5)
REO- Construction	910	Sales comparison approach	Adjustment for differences between the comparable sales	(7.6%) - 63.6%	18.1

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans- Commercial real estate and multifamily	$3,359	Sales comparison approach	Adjustment for differences between the comparable sales	(14.8%) - 8.8%	(4.4)%
		Income approach	Adjustment for differences in capitalization rates	9.00% - 10.00%	9.2
Impaired loans- Construction	429	Sales comparison approach	Adjustment for differences between the comparable sales	1.9% - 12.7%	7.0
REO- Commercial real estate	5,513	Sales comparison approach	Adjustment for differences between the comparable sales	(15.2%) - 18.5%	(1.2)
		Income approach	Adjustment for differences in capitalization rates	8.00% - 8.75%	8.4
REO- Construction	2,950	Sales comparison approach	Adjustment for differences between the comparable sales	(39.3%) - 20.8%	(19.2)

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value at December 31, 2013 and 2012, were as follows (in thousands):

	December 31,
	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$107,000	$107,000	$115,529	$115,529
Accrued interest on U.S. Treasury bond	37	37	—	—
Level 2 inputs:
Accrued interest receivable on other investments	1,612	1,612	1,676	1,676
Level 3 inputs:
Loans receivable, net, excluding loans at fair value and leases	403,665	404,134	402,500	412,032
Accrued interest receivable on loans	1,115	1,115	1,100	1,100
FDIC indemnification receivable, net	4,914	3,379	10,846	3,893

Financial liabilities:
Level 1 inputs:
Demand and savings deposits	$650,012	$650,012	$641,646	$641,646
Advances by borrowers for taxes and insurance	383	383	490	490
Level 2 inputs:
Certificates of deposit	168,439	169,913	209,242	212,436
Accrued interest payable	122	122	167	167
Repurchase agreements	—	—	4,775	4,790

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

Off-Balance Sheet Instruments. Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at December 31, 2013 and 2012 were insignificant.

Note 4 – Investments

The Company’s investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk, and generally limit investments to mortgage-backed securities, securities issued by U.S. Government-sponsored enterprises (GSE), U.S. Treasury bonds and municipal bonds. Investments available-for-sale consisted of the following at December 31, 2013 and 2012 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
December 31, 2013
Obligations of U.S. GSE	$50,545	$248	$(1,588)	$49,205	12.6%
Obligations of states and political subdivisions	41,924	396	(1,892)	40,428	10.3
U.S. Treasury bonds	9,606	—	(1,502)	8,104	2.1
Mortgage-backed securities, GSE-issued	296,672	4,634	(8,626)	292,680	74.9
Mortgage-backed securities, private label	236	—	(5)	231	0.1
Total	$398,983	$5,278	$(13,613)	$390,648	100.0%

December 31, 2012
Obligations of U.S. GSE	$56,179	$1,481	$—	$57,660	13.7%
Obligations of states and political subdivisions	38,932	2,009	(51)	40,890	9.7
Mortgage-backed securities, GSE-issued	311,690	10,116	(134)	321,672	76.5
Mortgage-backed securities, private label	287	—	(4)	283	0.1
Total	$407,088	$13,606	$(189)	$420,505	100.0%

For the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011, proceeds from sales of investments available-for-sale amounted to $19.5 million, $100.8 million, $27.4 million and $28.2 million, respectively. Gross realized gains from sales of securities available-for-sale for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011 were $518,000, $2.0 million, $590,000 and $607,000, respectively. There were no realized losses from sales of securities available-for-sale for any period presented. However, $33,000 of losses were recognized during the year ended December 31, 2013 due to calls of securities prior to maturity. All gain and losses were included in other noninterest income on the Consolidated Statements of Operations.

The fair value of investments with unrealized losses, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2013 and 2012, were as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Obligations of U.S. GSE	$30,834	$(1,588)	$—	$—	$30,834	$(1,588)
Obligations of states and political subdivisions	28,048	(1,892)	—	—	28,048	(1,892)
U.S. Treasury bonds	8,104	(1,502)	—	—	8,104	(1,502)
Mortgage-backed securities, GSE-issued	144,754	(7,523)	11,894	(1,103)	156,648	(8,626)
Mortgage-backed securities, private label	—	—	231	(5)	231	(5)
Total	$211,740	$(12,505)	$12,125	$(1,108)	$223,865	$(13,613)

December 31, 2012
Obligations of states and political subdivisions	$6,117	$(51)	$—	$—	$6,117	$(51)
Mortgage-backed securities, GSE-issued	20,461	(131)	114	(3)	20,575	(134)
Mortgage-backed securities, private label	—	—	283	(4)	283	(4)
Total	$26,578	$(182)	$397	$(7)	$26,975	$(189)

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

	December 31,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,998	$4,017	$14,136	$14,206
Due after one year through five years	4,833	5,003	7,051	7,280
Due after five years through ten years	23,832	23,564	20,719	21,908
Due after ten years	69,412	65,153	53,205	55,156

Mortgage-backed securities	296,908	292,911	311,977	321,955
Total	$398,983	$390,648	$407,088	$420,505

As of December 31, 2013 and 2012, the Bank pledged investment securities for the following obligations (in thousands):

	December 31,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
FHLB advances	$15,828	$16,983	$23,482	$25,397
Federal Reserve Bank	726	755	1,166	1,222
Repurchase agreements	5,066	5,263	4,607	4,855
Deposits of municipalities and public units	6,968	7,459	9,871	10,573
Total	$28,588	$30,460	$39,126	$42,047

At December 31, 2013, our holdings of investments of any one issuer in an amount (at fair value) greater than 10% of stockholders’ equity were Fannie Mae ($202.6 million), Freddie Mac ($65.3 million), Ginnie Mae ($28.3 million) and the U.S. Small Business Administration ($39.6 million).

Note 5 – Loans and Leases Receivable and the Allowance for Loan Losses

Loans and leases receivable are summarized as follows at December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013		2012
	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$68,755	16.5%	$87,833	20.8%
Multifamily residential	41,819	10.0	34,377	8.1
Commercial	168,294	40.4	185,132	43.8
Total real estate	278,868	66.9	307,342	72.7
Real estate construction:
One-to-four family residential	26,567	6.4	13,016	3.1
Multifamily residential	3,769	0.9	520	0.1
Commercial and land development	30,688	7.4	25,391	6.0
Total real estate construction	61,024	14.7	38,927	9.2
Consumer:
Home equity	37,506	9.0	41,793	9.9
Automobile	928	0.2	966	0.2
Other consumer	2,941	0.7	4,012	1.1
Total consumer	41,375	9.9	46,771	11.2
Commercial business	35,264	8.5	28,666	6.8
Leases	112	—	583	0.1
Gross loans and leases	416,643	100.0%	422,289	100.0%
Deferred loan costs (fees), net	(146)		85
Allowance for loan losses	(9,046)		(12,528)
Loans and leases receivable, net	$407,451		$409,846

The majority of residential mortgage loans are pledged as collateral for potential FHLB advances (see Note 9).

The following tables present loans at their recorded investment. Recorded investment includes the unpaid principal balance, net of purchase adjustments, plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was approximately $1.1 million at both December 31, 2013 and 2012.

The following table presents the recorded investment in nonperforming loans and an aging of performing loans by class as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$1,998	$—	$1,998	$420	$274	$59,827	$62,519
Multifamily residential	765	—	765	—	—	39,493	40,258
Commercial real estate	111	—	111	—		133,312	133,423
Total real estate	2,874	—	2,874	420	274	232,632	236,200
Real estate construction:
One-to-four family residential	528	—	528	504	—	25,445	26,477
Multifamily residential	—	—	—	—	—	3,772	3,772
Commercial real estate	128	—	128	—	—	27,149	27,277
Total real estate construction	656	—	656	504	—	56,366	57,526
Consumer:
Home equity	342	—	342	40	62	28,878	29,322
Automobile	1	—	1	—	—	826	827
Other consumer	3	—	3	11	—	2,402	2,416
Total consumer	346	—	346	51	62	32,106	32,565
Commercial business	199	—	199	—	—	30,719	30,918
Total noncovered loans	4,075	—	4,075	975	336	351,823	357,209
Covered loans
Real estate:
One-to-four family residential	233	—	233	—	—	6,054	6,287
Multifamily residential	228	—	228	—	—	2,153	2,381
Commercial real estate	1,713	—	1,713	—		33,160	34,873
Total real estate	2,174	—	2,174	—	—	41,367	43,541
Commercial real estate construction	219	—	219	—	—	3,127	3,346
Consumer:
Home equity	—	—	—	—	—	8,394	8,394
Automobile	—	—	—	—	—	101	101
Other consumer	—	—	—	—	—	556	556
Total consumer	—	—	—	—	—	9,051	9,051
Commercial business	—	—	—	17	—	4,448	4,465
Total covered loans	2,393	—	2,393	17	—	57,993	60,403
Total gross loans	$6,468	$—	$6,468	$992	$336	$409,816	$417,612

	December 31, 2012
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$3,240	$—	$3,240	$498	$217	$75,741	$79,696
Multifamily residential	825	—	825	—	—	30,228	31,053
Commercial real estate	3,727	—	3,727	—		132,825	136,552
Total real estate	7,792	—	7,792	498	217	238,794	247,301
Real estate construction:
One-to-four family residential	593	—	593	—	—	12,423	13,016
Multifamily residential	—	—	—	—	—	520	520
Commercial real estate	218	—	218	—	—	19,756	19,974
Total real estate construction	811	—	811	—	—	32,699	33,510
Consumer:
Home equity	643	—	643	31	7	30,979	31,660
Automobile	—	—	—	—	3	752	755
Other consumer	—	—	—	13	—	3,257	3,270
Total consumer	643	—	643	44	10	34,988	35,685
Commercial business	351	—	351	—	—	17,183	17,534
Total noncovered loans	9,597	—	9,597	542	227	323,664	334,030
Covered loans
Real estate:
One-to-four family residential	338	—	338	—	—	7,835	8,173
Multifamily residential	—	—	—	—	—	3,325	3,325
Commercial real estate	4,108	—	4,108	—	—	44,471	48,579
Total real estate	4,446	—	4,446	—	—	55,631	60,077
Commercial real estate construction	248	—	248	—	—	5,169	5,417
Consumer:
Home equity	85	—	85	30	—	10,164	10,279
Automobile	—	—	—	—	—	210	210
Other consumer	10	—	10	5	5	742	762
Total consumer	95	—	95	35	5	11,116	11,251
Commercial business	—	—	—	—	—	12,699	12,699
Total covered loans	4,789	—	4,789	35	5	84,615	89,444
Total gross loans	$14,386	$—	$14,386	$577	$232	$408,279	$423,474

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

Pass. Loans not meeting the criteria above are considered to be pass rated loans. The pass classification includes non-rated and homogeneous loans (such as one-to-four family residential and consumer loans) unless the borrower experiences a delinquency or requests a modification, at which point the loan is graded as specified above.

As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	December 31, 2013
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$60,345	$60	$—	$2,114	$—	$62,519
Multifamily residential	39,339	20	45	854	—	40,258
Commercial real estate	109,190	8,837	9,004	6,392	—	133,423
Total real estate	208,874	8,917	9,049	9,360	—	236,200
Real estate construction:
One-to-four family residential	25,118	831	—	528	—	26,477
Multifamily residential	3,772	—	—	—	—	3,772
Commercial real estate	27,149	—	—	128	—	27,277
Total real estate construction	56,039	831	—	656	—	57,526
Consumer:
Home equity	28,907	73	—	342	—	29,322
Automobile	826	—	—	1	—	827
Other consumer	2,406	—	7	3	—	2,416
Total consumer	32,139	73	7	346	—	32,565
Commercial business	27,991	1,201	1,490	236	—	30,918
Total noncovered loans	325,043	11,022	10,546	10,598	—	357,209
Covered loans
Real estate:
One-to-four family residential	3,093	—	148	3,046	—	6,287
Multifamily residential	1,806	184	—	391	—	2,381
Commercial real estate	26,140	898	1,978	5,857	—	34,873
Total real estate	31,039	1,082	2,126	9,294	—	43,541
Commercial real estate construction	3,127	—	—	219	—	3,346
Consumer:
Home equity	8,269	3	—	122	—	8,394
Automobile	92	9	—	—	—	101
Other consumer	522	34	—	—	—	556
Total consumer	8,883	46	—	122	—	9,051
Commercial business	2,939	723	688	115	—	4,465
Total covered loans	45,988	1,851	2,814	9,750	—	60,403
Total gross loans	$371,031	$12,873	$13,360	$20,348	$—	$417,612

	December 31, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$74,974	$603	$—	$4,119	$—	$79,696
Multifamily residential	30,073	—	39	941	—	31,053
Commercial real estate	91,684	11,477	11,456	21,935	—	136,552
Total real estate	196,731	12,080	11,495	26,995	—	247,301
Real estate construction:
One-to-four family residential	11,771	594	—	651	—	13,016
Multifamily residential	520	—	—	—	—	520
Commercial real estate	19,365	391	—	218	—	19,974
Total real estate construction	31,656	985	—	869	—	33,510
Consumer:
Home equity	30,901	116	—	643	—	31,660
Automobile	755	—	—	—	—	755
Other consumer	3,159	26	21	64	—	3,270
Total consumer	34,815	142	21	707	—	35,685
Commercial business	16,249	675	175	435	—	17,534
Total noncovered loans	279,451	13,882	11,691	29,006	—	334,030
Covered loans
Real estate:
One-to-four family residential	3,494	151	—	4,528	—	8,173
Multifamily residential	2,617	205	—	503	—	3,325
Commercial real estate	22,272	10,302	1,813	14,192	—	48,579
Total real estate	28,383	10,658	1,813	19,223	—	60,077
Commercial real estate construction	849	3,939	—	629	—	5,417
Consumer:
Home equity	10,024	109	—	146	—	10,279
Automobile	210	—	—	—	—	210
Other consumer	725	12	—	25	—	762
Total consumer	10,959	121	—	171	—	11,251
Commercial business	8,361	742	1,175	2,421	—	12,699
Total covered loans	48,552	15,460	2,988	22,444	—	89,444
Total gross loans	$328,003	$29,342	$14,679	$51,450	$—	$423,474
A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement with the borrower. The following table summarizes impaired loans at December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
Impaired loans with related specific allowance	$1,701	$2,917	$8,787	$6,617
Impaired loans with no related allowance	9,706	15,090	13,355	10,825
Total impaired loans	$11,407	$18,007	$22,142	$17,442

Specific allowance on impaired loans	$232	$792	$1,569	$1,360
Average balance of impaired loans	15,000	21,153	19,796	23,495

As of December 31, 2013 and 2012, no loans contractually past due 90 days or more were accruing interest. Nonaccrual loans totaled $6.5 million and $14.4 million at December 31, 2013 and 2012, respectively. Interest income recognized on nonaccrual loans during the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011 was immaterial.

The following table presents loans deemed impaired by class of loans as of and during the year ended December 31, 2013 (in thousands):

	December 31, 2013			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Year Ended December 31, 2013
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$3,706	$3,227	$—	$3,320
Commercial real estate	3,923	3,928	—	5,610
Total real estate	7,629	7,155	—	8,930
Real estate construction:
One-to-four family residential	297	292	—	290
Commercial real estate	127	128	—	170
Total real estate construction	424	420	—	460
Consumer:
Home equity	419	317	—	350
Automobile	6	6	—	—
Other consumer	3	3	—	—
Total consumer	428	326	—	350
Commercial business	207	207	—	280
Total noncovered loans with no related allowance	8,688	8,108	—	10,020
With an allowance recorded:
Real estate:
One-to-four family residential	588	588	(91)	940
Multifamily residential	765	765	(55)	800
Commercial real estate	—	—	—	170
Total real estate	1,353	1,353	(146)	1,910
Real estate construction:
One-to-four family residential	235	235	(47)	310
Commercial real estate	—	—	—	10
Total real estate construction	235	235	(47)	320
Home equity	113	113	(39)	200
Total noncovered loans with an allowance recorded	1,701	1,701	(232)	2,430
Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	331	333	—	90
Multifamily residential	228	229	—	60
Commercial real estate	1,067	783	—	2,110
Total real estate	1,626	1,345	—	2,260
Commercial real estate construction	490	219	—	230
Home equity	415	34	—	60
Total covered loans with no related allowance	2,531	1,598	—	2,550
Total impaired loans	$12,920	$11,407	$(232)	$15,000

The following table presents loans deemed impaired by class of loans as of and during the year ended December 31, 2012 (in thousands):

	December 31, 2012			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Year Ended December 31, 2012
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$4,259	$3,620	$—	$3,923
Commercial real estate	7,403	7,316	—	4,881
Total real estate	11,662	10,936	—	8,804
Real estate construction:
One-to-four family residential	317	259	—	325
Commercial real estate	146	146	—	121
Total real estate construction	463	405	—	446
Consumer:
Home equity	758	434	—	591
Automobile	—	—	—	18
Other consumer	—	—	—	6
Total consumer	758	434	—	615
Commercial business	360	361	—	379
Total noncovered loans with no related allowance	13,243	12,136	—	10,244
With an allowance recorded:
Real estate:
One-to-four family residential	1,057	1,057	(309)	1,393
Multifamily residential	825	825	(114)	504
Commercial real estate	347	347	(41)	4,363
Total real estate	2,229	2,229	(464)	6,260
Real estate construction:
One-to-four family residential	392	392	(145)	388
Commercial real estate	72	72	(12)	256
Total real estate construction	464	464	(157)	644
Home equity	224	224	(171)	280
Total noncovered loans with an allowance recorded	2,917	2,917	(792)	7,184
Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	63	63	—	185
Commercial real estate	3,027	2,548	—	2,622
Total real estate	3,090	2,611	—	2,807
Commercial real estate construction	508	248	—	434
Home equity	633	85	—	144
Commercial business and leases	10	10	—	340
Total covered loans with no related allowance	4,241	2,954	—	3,725
Total impaired loans	$20,401	$18,007	$(792)	$21,153

The following tables presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
Noncovered loans
Real estate	$146	$3,899	$—	$8,508	$227,692	$—
Construction	47	876	—	655	56,871	—
Consumer	39	1,164	—	439	31,056	1,070
Commercial business	—	579	—	207	30,711	—
Total noncovered	232	6,518	—	9,809	346,330	1,070
Covered loans
Real estate	—	706	610	1,345	18,247	23,949
Construction	—	69	45	219	408	2,719
Consumer	—	114	301	34	4,417	4,600
Commercial business	—	96	355	—	2,280	2,185
Total covered	—	985	1,311	1,598	25,352	33,453
Total	$232	$7,503	$1,311	$11,407	$371,682	$34,523

	December 31, 2012
	Allowance for Loan Losses			Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality
Noncovered loans
Real estate	$464	$4,715	$—	$13,165	$234,136	$—
Construction	157	809	—	869	32,641	—
Consumer	171	1,627	—	658	33,437	1,590
Commercial business	—	668	—	361	17,173	—
Total noncovered	792	7,819	—	15,053	317,387	1,590
Covered loans
Real estate	—	704	1,452	2,611	21,725	35,741
Construction	—	179	295	248	1,857	3,312
Consumer	—	281	278	85	5,263	5,893
Commercial business	—	169	559	10	3,832	8,867
Total covered	—	1,333	2,584	2,954	32,677	53,813
Total	$792	$9,152	$2,584	$18,007	$350,064	$55,403

Activity in the allowance for loan losses for the year ended December 31, 2013 was as follows (in thousands):

	As of December 31, 2012	Provisions	Charge-Offs	Recoveries	As of December 31, 2013
Noncovered loans
Real estate	$5,179	$(991)	$(218)	$75	$4,045
Construction	966	(287)	(18)	262	923
Consumer	1,798	(685)	(98)	188	1,203
Commercial business	668	(83)	(8)	2	579
Total noncovered loans	8,611	(2,046)	(342)	527	6,750
Covered loans
Real estate	2,156	903	(1,851)	108	1,316
Construction	474	(1,180)	(134)	954	114
Consumer	559	(174)	(26)	56	415
Commercial business	728	11	(398)	110	451
Total covered loans	3,917	(440)	(2,409)	1,228	2,296
Total	$12,528	$(2,486)	$(2,751)	$1,755	$9,046

Activity in the allowance for loan losses for the year ended December 31, 2012 was as follows (in thousands):

	As of December 31, 2011	Provisions	Charge-Offs	Recoveries	As of December 31, 2012
Noncovered loans
Real estate	$6,923	$(939)	$(985)	$180	$5,179
Construction	722	192	—	52	966
Consumer	2,097	201	(582)	82	1,798
Commercial business	205	546	(95)	12	668
Total noncovered loans	9,947	—	(1,662)	326	8,611
Covered loans
Real estate	1,056	(652)	(319)	2,071	2,156
Construction	2,201	(2,373)	(298)	944	474
Consumer	319	762	(522)	—	559
Commercial business	648	498	(523)	105	728
Total covered loans	4,224	(1,765)	(1,662)	3,120	3,917
Total	$14,171	$(1,765)	$(3,324)	$3,446	$12,528

Activity in the allowance for loan losses for the three months ended December 31, 2011 was as follows (in thousands):

	As of September 30, 2011	Provisions	Charge-Offs	Recoveries	As of December 31, 2011
Noncovered loans
Real estate	$6,399	$847	$(366)	$43	$6,923
Construction	898	(1,260)	(3)	1,087	722
Consumer	1,641	495	(77)	38	2,097
Commercial business	287	(82)	—	—	205
Total noncovered loans	9,225	—	(446)	1,168	9,947
Covered loans
Real estate	1,674	(396)	(224)	2	1,056
Construction	2,569	(354)	(80)	66	2,201
Consumer	371	77	(129)	—	319
Commercial business	526	199	(81)	4	648
Total covered loans	5,140	(474)	(514)	72	4,224
Total	$14,365	$(474)	$(960)	$1,240	$14,171

Activity in the allowance for loan losses for the year ended September 30, 2011 was as follows (in thousands):

	As of September 30, 2010	Provisions	Charge-Offs	Recoveries	As of September 30, 2011
Noncovered loans
Real estate	$8,353	$15	$(2,401)	$432	$6,399
Construction	1,427	(465)	(668)	604	898
Consumer	1,655	1,594	(1,734)	126	1,641
Commercial business	470	(22)	(303)	142	287
Total noncovered loans	11,905	1,122	(5,106)	1,304	9,225
Covered loans
Real estate	2,311	2,854	(3,667)	176	1,674
Construction	448	6,385	(5,056)	792	2,569
Consumer	248	503	(404)	24	371
Commercial business	520	532	(902)	376	526
Total covered loans	3,527	10,274	(10,029)	1,368	5,140
Total	$15,432	$11,396	$(15,135)	$2,672	$14,365

Troubled Debt Restructurings. The internal process used to assess whether a modification should be reported and accounted for as a troubled debt restructuring (TDR) includes an assessment of the borrower's payment history, considering whether the borrower is in financial difficulty, whether a concession has been granted, and whether it is likely the borrower will be able to perform under the modified terms. The modification of the terms of such loans generally includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for the new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

TDRs totaled $8.6 million and $11.8 million at December 31, 2013 and 2012, respectively, and are included in the impaired loan disclosures in this footnote. Of these amounts, $848,000 and $338,000 were covered under loss sharing agreements with the FDIC at December 31, 2013 and 2012, respectively. The Company has allocated $232,000 of specific reserves to customers whose loan terms have been modified in TDRs at December 31, 2013, compared to $676,000 at December 31, 2012. There were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications to loans not accounted for as TDRs totaled $108,000 at December 31, 2013, of which $46,000 was in the noncovered loan portfolio. These loans were not considered to be TDRs because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

The following table presents TDRs at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013			2012
	Accrual Status	Nonaccrual Status	Total Modifications	Accrual Status	Nonaccrual Status	Total Modifications
Noncovered loans
Real estate:
One-to-four family residential	$1,514	$602	$2,116	$1,436	$732	$2,168
Multifamily residential	—	765	765	—	825	825
Commercial real estate	3,813	27	3,840	3,936	3,315	7,251
Total real estate	5,327	1,394	6,721	5,372	4,872	10,244
Real estate construction:
One-to-four family residential	—	516	516	59	571	630
Commercial and land development	—	128	128	—	124	124
Total real estate construction	—	644	644	59	695	754
Consumer:
Home equity	58	113	171	15	159	174
Automobile	4	—	4	—	—	—
Total consumer	62	113	175	15	159	174
Commercial business	8	199	207	10	305	315
Total noncovered TDRs	5,397	2,350	7,747	5,456	6,031	11,487
Covered loans
Real estate:
One-to-four family residential	331	—	331	—	—	—
Commercial real estate	169	185	354	174	164	338
Total real estate	500	185	685	174	164	338
Commercial and land development	—	129	129	—	—	—
Home equity	34	—	34	—	—	—
Total covered TDRs	534	314	848	174	164	338
Total TDRs	$5,931	$2,664	$8,595	$5,630	$6,195	$11,825

During the year ended December 31, 2013, there were nine new TDRs with a pre-modification and post-modification balance of $878,000. In three instances, the modification involved a reduction of the stated interest rate of the loan. In five instances, the modification involved an extension of a maturity date, and in one instance, the interest rate was changed from variable to fixed and lowered. One of the modifications resulted in a partial charge-off of $21,000. During the year ended December 31, 2013, we did not incur a payment default on a loan that had been modified within twelve months of that date. A default on a TDR results in either a transfer to nonaccrual status or a charge-off. However, during the year ended December 31, 2013 we did experience a charge-off of $122,000 on a loan that had been modified in 2011.

During the first quarter of 2012, there was one new TDR. The modification involved an extension of the loan term by twelve months and did not result in any charge-off or impairment. During the second quarter of 2012, there were 13 new TDRs, nine of which involve one customer relationship. For those nine loans, which include $897,000 of commercial and multifamily loans and $384,000 of construction loans, the modifications involved extensions of the maturity dates by two years. No charge-offs were recognized on those TDRs, although there were specific impairments on two of the loans totaling $290,000. There were no new TDRs during the remainder of 2012. During the year ended December 31, 2013, we did not experience any charge-offs on loans that had been modified in during 2012.

The following table presents new TDRs during the years ended December 31, 2013 and 2012 (dollars in thousands):

	During the Years Ended December 31,
	2013			2012
	Number of Contracts	Pre-Modification Balance	Post-Modification Balance	Number of Contracts	Pre-Modification Balance	Post-Modification Balance
Noncovered loans
Real estate:
One-to-four family residential	3	$432	$432	3	$861	$876
Commercial real estate	1	185	185	3	4,322	4,322
Total real estate	4	617	617	6	5,183	5,198
Commercial real estate construction	2	206	206	8	828	778
Consumer:
Home equity	1	36	36	—	—	—
Automobile	1	5	5	—	—	—
Total consumer	2	41	41	—	—	—
Commercial business	1	14	14	—	—	—
Total	9	$878	$878	14	$6,011	$5,976

The following table presents TDRs at December 31, 2013 and 2012 which were performing according to agreement (dollars in thousands):

	December 31,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Noncovered loans
Real estate:
One-to-four family residential	11	$1,924	10	$1,955
Multifamily residential	1	765	1	825
Commercial real estate	3	3,840	4	7,251
Total real estate	15	6,529	15	10,031
Real estate construction:
One-to-four family residential	4	516	5	629
Commercial and land development	6	128	5	124
Total real estate construction	10	644	10	753
Consumer:
Home equity	3	171	3	175
Automobile	1	4	—	—
Total consumer	4	175	3	175
Commercial business	2	207	2	315
Total noncovered	31	7,555	30	11,274
Covered loans
Real estate:
One-to-four family residential	1	331	—	—
Commercial real estate	2	354	2	338
Total real estate	3	685	2	338
Commercial and land development	1	129	—	—
Home equity	1	34	—	—
Total covered	5	848	2	338
Total	36	$8,403	32	$11,612

Purchased Credit Impaired Loans. The Bank has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. At the acquisition date, management estimated the fair value of the acquired loan portfolios which represented the expected cash flows from the portfolio discounted at a market-based rate. Included in the estimate of fair value was a discount credit adjustment that reflected expected credit losses. In estimating the preliminary fair value, management calculated the contractual amount and timing of undiscounted principal and interest payments (undiscounted contractual cash flows) and estimated the amount and timing of undiscounted expected principal and interest payments (undiscounted expected cash flows). The amount by which the undiscounted expected cash flows exceed the estimated fair value (accretable yield) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the credit risk in the acquired loan and lease portfolio at the acquisition date.

The following table details activity of accretable yield for the periods shown (in thousands):

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
Beginning balance of accretable yield	$15,004	$28,915	$31,860	$35,163
Changes in accretable yield due to:
Transfer from nonaccretable difference	6,738	6,624	4,844	16,505
Accretable yield recognized as interest income	(14,832)	(20,535)	(7,789)	(19,808)
Ending balance of accretable yield	$6,910	$15,004	$28,915	$31,860

On July 30, 2010, the Bank consummated the LibertyBank Acquisition. At the acquisition date, management estimated the fair value of the acquired loan portfolio, to be $190.2 million, which represents the expected cash flows from the portfolio discounted at a market-based rate and includes leases with a preliminary estimated fair value of $7.4 million. After detailed review by management and competent independent third parties, loans acquired in the LibertyBank Acquisition that were placed on nonaccrual status, designated as troubled debt restructurings prior to the acquisition, graded substandard or doubtful or exhibited other evidence of credit impairment since origination were grouped into 11 pools based on loan type, collateral and credit risk characteristics. The Company accounts for these loans with specifically-identified credit deficiencies under ASC 310-30. The preliminary estimated fair value of purchased loans with specifically-identified credit deficiencies in the LibertyBank Acquisition was $40.7 million on the date of acquisition.

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

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $1.8 million and $2.0 million at December 31, 2013 and 2012, respectively, which were purchased in the CFB Acquisition. The carrying amount of purchased credit impaired loans acquired in the CFB Acquisition totaled $2.0 million and $2.4 million at December 31, 2013 and 2012, respectively. At December 31, 2013, purchased credit impaired loans acquired in the LibertyBank Acquisition totaled $32.0 million.

The allowance for loan losses on loans accounted for under ASC 310-30 was $1.3 million and $2.7 million at December 31, 2013 and 2012, respectively. The provision for loan losses on loans accounted for under ASC 310-30 was $327,000, $829,000, $399,000, and $3.0 million, during the years ended December 31, 2013 and 2012, the three months ended December 31, 2011, and the year ended September 30, 2011, respectively. Reductions in the allowance for loan losses on loans accounted for under ASC 310-30 due to increases in estimated cash flows totaled $1.6 million, $586,000, $15,000 and $864,000 during the years ended December 31, 2013 and 2012, the three months ended December 31, 2011, and the year ended September 30, 2011, respectively.

Pursuant to the terms of the loss sharing agreements with the FDIC, the FDIC is obligated to reimburse the Company for a significant portion of losses on covered loans. See Note 2 for additional information on the loss sharing agreements. Net covered loans at the carrying value totaled $58.0 million and $85.5 million at December 31, 2013 and 2012, respectively.

Note 6 - FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011 was as follows (in thousands):

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
Beginning balance	$10,846	$23,676	$33,863	$64,574
Amounts paid to (received from) the FDIC	1,104	(2,290)	(5,063)	(35,009)
FDIC indemnification recovery (provision)	(464)	(1,807)	(515)	9,313
Impairment of the FDIC indemnification asset	(8,410)	(10,856)	(4,667)	(4,989)
Net increase (decrease) in estimated losses	1,838	2,123	58	(26)
Ending balance	$4,914	$10,846	$23,676	$33,863

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

Note 7 – Property and Equipment

Property and equipment at December 31, 2013 and 2012 are summarized as follows (in thousands):

	December 31,
	2013	2012
Land	$6,980	$7,112
Buildings and leasehold improvements	22,592	23,094
Furniture and equipment	16,610	16,478
Automobiles	33	56
Total cost	46,215	46,740
Less accumulated depreciation	(20,272)	(17,683)
Net book value	$25,943	$29,057

Repairs and maintenance are charged against income as incurred; major remodels and improvements are capitalized. Depreciation charged against operations for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011, was $2.8 million, $3.0 million, $765,000 and $2.6 million, respectively.

Note 8 – Deposit Accounts

Deposit information by type and weighted average rates are summarized as follows (dollars in thousands):

	December 31,
	2013		2012
	Rate	Amount	Rate	Amount
Noninterest-bearing demand	—%	$160,602	—%	$142,207
Interest-bearing demand	0.09	220,255	0.18	225,017
Money market accounts	0.11	158,364	0.15	167,202
Health savings accounts	0.07	25,016	0.10	23,819
Savings deposits	0.03	85,775	0.05	83,401
		650,012		641,646
Certificates of deposit	0.00-0.99	95,889	0.00-0.99	112,215
	1.00-1.99	23,753	1.00-1.99	29,262
	2.00-2.99	18,317	2.00-2.99	32,774
	3.00-3.99	30,198	3.00-3.99	33,038
	4.00 and up	282	4.00 and up	1,953
Total certificates of deposit		168,439		209,242
Total deposits		$818,451		$850,888

Scheduled maturities of certificates of deposit as of December 31, 2013, are as follows (in thousands):

Year	Amount
2014	$97,084
2015	42,783
2016	18,044
2017	8,865
2018	1,461
Thereafter	202
$168,439

At December 31, 2013 and 2012, certificates of deposit of $100,000 or greater were $58.9 million and $74.0 million, respectively.

Interest expense by type of deposit account is summarized as follows (in thousands):

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
Demand deposits	$619	$840	$307	$1,766
Certificates of deposit	2,301	2,971	905	5,025
Total	$2,920	$3,811	$1,212	$6,791

Accrued interest on deposit accounts at December 31, 2013 and 2012, was $122,000 and $167,000, respectively.

Note 9 – Federal Home Loan Bank Advances and Repurchase Agreements

The Bank has the ability to borrow up to 40% of its total assets from the FHLB of Seattle, limited by available collateral. Advances are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB of Seattle, and certain residential mortgages and mortgage-backed securities. No FHLB borrowings were outstanding at December 31, 2013 or 2012. The Bank prepaid all outstanding borrowings with the FHLB, totaling $48.3 million at the time of prepayment, during September 2011 and incurred a $2.0 million prepayment penalty from this transaction.

Securities sold under obligations to repurchase (repurchase agreements) are originated directly with commercial and retail clients. These borrowings are collateralized with securities issued by U.S. GSEs. The Company did not have any repurchase agreements at December 31, 2013, but repurchase agreements totaled $4.8 million at December 31, 2012. The following table details the company's borrowings during the years ended December 31, 2013 and 2012, three months ended December 31, 2011 and the year ended September 30, 2011 (dollars in thousands):

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
Maximum amount of FHLB advances and other borrowings outstanding at any month end	$4,791	$4,914	$4,913	$67,224
Average FHLB advances and other borrowings outstanding	1,681	4,754	4,893	56,415
Weighted average interest rates:
For the period	1.13%	1.49%	1.72%	4.04%
At end of period	—	1.39	1.72	1.72

Note 10 – Employee Retirement Plans

401(k) Plan. The Company has a 401(k) retirement plan covering substantially all of its employees. During the year December 31, 2011, the Company matched 50% of employee contributions up to the employee’s first 6% contributed to the Plan. This plan was modified in October 2011 and effective January 1, 2012, the Company matches 100% of employee contributions up to the employee’s first 4% contributed to the Plan. For the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011, total Company contributions were $540,000, $520,000, $98,000 and $353,000, respectively.

During September 2011, the Home Federal Bank 401(k) Plan and the Home Federal Bancorp, Inc. ESOP (Employee Stock Ownership Plan) were merged into a new plan, the Home Federal 401(k) Plan and Employee Stock Ownership Plan (KSOP) and the ESOP loans were refinanced. See Note 12 for additional information regarding the ESOP.

Salary Continuation Plan. As a supplement to the 401(k) retirement plan (and after January 1, 2012, the KSOP), the Company has adopted a Salary Continuation Plan pursuant to agreements with certain executive officers of the Company and its subsidiaries. Under the Salary Continuation Plan, an executive will be entitled to a stated annual benefit for a period of 15 years (i) upon retirement from the Company after attaining age 65, or (ii) upon attaining age 65 if his or her employment had been previously terminated due to disability. In the event the executive dies while in active service, the Company shall pay the beneficiary the normal retirement projected benefit for a period of 15 years commencing with the month following the executive’s death. At December 31, 2013, this death benefit contingency totaled $10.3 million and is not reported on the Consolidated Balance Sheets. In the event the executive dies after age 65, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. Upon termination of employment due to retirement, the annual benefit amount is 50% of the officer’s average final 36 months base salary. Benefits under the Plan vest over ten years. Upon early retirement, the Company shall pay the executive the vested accrual balance as of the end of the month prior to the early retirement date. The Company will pay the early retirement benefit in 180 equal installments.

The accrued liability for the salary continuation plan was $3.1 million and $2.9 million at December 31, 2013 and 2012, respectively. The amounts recognized in compensation expense were $420,000, $376,000, $91,000 and $336,000 for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011, respectively.

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

The Company accrues annual interest on the unfunded liability under the plan based upon a formula relating to the change in retained earnings of the Bank, which amounted to 4.08%, 5.21%, 5.21% and 0% for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011, respectively. The accrued liability for the deferred incentive compensation agreements was $2.6 million at both December 31, 2013 and 2012. The amounts recognized in compensation expense were $191,000, $197,000, $33,000 and $170,000 for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011, respectively.

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

The accrued liability for the director retirement plans was $751,000 and $676,000 at December 31, 2013 and 2012, respectively. The amounts recognized in compensation expense were $106,000, $68,000, $17,000 and $67,000 for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011, respectively.

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

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
Beginning balance	$6,149	$5,871	$5,797	$5,504
Benefit expense	682	641	141	573
Director fee deferrals	36	66	11	55
Benefit payments	(363)	(429)	(78)	(335)
Ending Balance	$6,504	$6,149	$5,871	$5,797

Note 11 – Stock-Based Compensation

At December 31, 2013, the Company maintained multiple long-term stock-based benefit plans that enable the Company to grant stock options, stock appreciation rights and restricted stock awards to employees and directors. The plans include the 2005 Stock Option Plan, the 2005 Recognition and Retention Plan and the 2008 Equity Incentive Plan. The plans were approved by shareholders in 2005 and 2009.

Restricted Stock Awards. The Company grants restricted stock awards to promote the long-term interests of the Company and its stockholders by providing restricted stock as a means for attracting and retaining directors and key employees. The maximum number of restricted shares that may be awarded under the plans is 692,143. The fair value of restricted stock awards are accrued ratably as compensation expense over the vesting period of the award. The amounts recognized in compensation expense were $759,000, $586,000, $52,000 and $433,000 for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011, respectively. As of December 31, 2013, the Company has an aggregate of 145,480 restricted shares available for future issuance. During the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011, the fair value of vested restricted stock awards was $733,000, $452,000, $23,000 and $1.1 million, respectively.

Restricted stock activity is summarized in the following table:

	Number of Shares	Weighted Average Fair Value at Date of Grant
Nonvested at September 30, 2010	191,242	$10.31
Vested	(89,902)	11.01
Granted	31,062	10.99
Forfeited	(4,893)	9.96
Nonvested at September 30, 2011	127,509	9.99
Vested	(2,136)	11.01
Granted	550	10.99
Forfeited	(3,147)	9.96
Nonvested at December 31, 2011	122,776	10.31
Vested	(39,336)	11.01
Granted	51,066	10.99
Forfeited	(11,230)	9.96
Nonvested at December 31, 2012	123,276	9.99
Vested	(60,307)	10.41
Granted	45,777	12.47
Forfeited	(320)	10.70
Nonvested at December 31, 2013	108,426	$11.04

Stock Option Awards. The Company grants stock options to promote the long-term interests of the Company and its stockholders by providing an incentive to directors and key employees who contribute to the operating success of the Company. The maximum number of stock options and stock appreciation rights that may be issued under the plans is 1,719,206. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant. The options typically vest over three or five year periods and expire ten years from the date of grant. As of December 31, 2013 the Company has an aggregate of 458,818 stock options available for future issuance.

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

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Forfeiture Rate	Expected Dividend Yield
Options granted during the year ended September 30, 2011	2.79%	7.5	29.25%	—%	1.95%
Options granted during the three months ended December 31, 2011	—	0	—	—	—
Options granted during the year ended December 31, 2012	0.85	5.5	39.44	—	2.05
Options granted during the year ended December 31, 2013	0.88	5.5	43.08	—	1.85

Stock option activity is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Date of Grant
Outstanding at September 30, 2010	890,924	$10.96	$2.87
Granted	98,931	11.33	3.26
Forfeited	(33,116)	10.58	2.30
Exercised	(51,886)	10.45	2.08
Outstanding at September 30, 2011	904,853	11.05	2.21
Forfeited	(9,324)	10.70	3.14
Outstanding at December 31, 2011	895,529	11.05	3.00
Granted	106,704	10.70	3.20
Forfeited	(34,141)	11.43	3.61
Exercised	(800)	10.70	3.14
Outstanding at December 31, 2012	967,292	11.00	3.00
Granted	74,887	12.55	4.20
Forfeited	(7,186)	12.01	3.96
Exercised	(339,781)	10.86	3.00
Outstanding at December 31, 2013	695,212	$11.22	$3.12

Options outstanding at December 31, 2013, were as follows:

	Weighted Average Remaining Contractual Life (years)	Options Outstanding			Options Exercisable
Range of Exercise Price		Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
$9.07 - 10.08	5.3	213,940	$9.39	$1,179	138,939	$9.39	$766
10.09 - 11.04	5.0	213,969	10.72	894	129,377	10.73	540
11.05 - 12.26	3.0	26,920	11.30	97	22,720	11.31	82
12.27 - 13.31	5.9	178,718	12.87	363	91,831	13.19	157
13.32 - 15.33	5.3	33,265	13.82	36	23,265	13.77	26
15.34	3.0	28,400	15.34	—	28,400	15.34	—
		695,212		$2,569	434,532		$1,571

(1) The intrinsic value is based on Home Federal Bancorp's stock price of $14.90 as of December 31, 2013.

Cash proceeds received from the exercise of stock options were $3.7 million, $9,000, $0 and $542,000 for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011, and the year ended September 30, 2011, respectively. The total intrinsic value of stock options exercised were $1.5 million, $2,000, $0 and $78,000 for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011, and the year ended September 30, 2011, respectively. The amounts recognized in compensation expense were $507,000, $423,000, $74,000 and $422,000 for the the years ended December 31, 2013 and 2012, the three months ended December 31, 2011, and the year ended September 30, 2011, respectively. Tax benefits related to stock option exercises were $172,000, $3,000, $0 and $7,000 for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011, and the year ended September 30, 2011, respectively. It is the Company’s general policy to issue new shares for the exercise of stock options.

As of December 31, 2013, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested was as follows (in thousands):

	Stock Options	Restricted Stock	Total Awards
During the fiscal years:
2014	$354	$455	$809
2015	168	219	387
2016	11	14	25
Thereafter	—	—	—
Total	$533	$688	$1,221

Note 12 – Employee Stock Ownership Plan

In connection with the minority stock offering in 2004, the Company established an ESOP for the benefit of its employees. The ESOP covers all employees with at least one year and 1,000 hours of service. Shares are released for allocation at the discretion of the Board of Directors. In 2004, the Company issued 566,137 shares of common stock to the ESOP in exchange for a ten-year note of approximately $5.0 million. These shares are expected to be released over a ten-year period. In 2007, the ESOP acquired an additional 816,000 shares of the Company’s common stock in exchange for a fifteen-year note of approximately $8.2 million. These shares are expected to be released over a fifteen-year period. As loan payments are made, shares are released from collateral and allocated to participants based on relative compensation, and expense is recorded. The Company reports compensation expense equal to the average market price of the shares allocated. On September 30, 2011, with an effective date of January 1, 2012, the Company merged the ESOP and 401(k) plans into a single KSOP and refinanced the loans associated with the ESOP. This merger reduced the allocation of ESOP shares in periods subsequent to the refinancing. ESOP compensation expense included in salaries and benefits was $467,000, $295,000, $35,000 and $1.2 million for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011, respectively. In fiscal year 2011, this expense included the matching 401(k) expense. Contributions to the ESOP which included dividends on unallocated ESOP shares totaled $973,000, $973,000, $43,000 and $467,000 for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the year ended September 30, 2011, respectively. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce principal or interest on the ESOP loan.

ESOP share activity is summarized in the following table:

	Unallocated ESOP Shares	Fair Value of Unallocated Shares	Allocated and Released Shares	Total ESOP Shares
Outstanding at September 30, 2010	892,853	$10,866,021	489,284	1,382,137
Allocation at September 30, 2011	(111,012)		111,012
Outstanding at September 30, 2011	781,841	6,113,997	600,296	1,382,137
Allocation at December 31, 2011	(3,440)		3,440
Outstanding at December 31, 2011	778,401	8,095,370	603,736	1,382,137
Allocation at December 31, 2012	(77,840)		77,840
Outstanding at December 31, 2012	700,561	8,707,973	681,576	1,382,137
Allocation at December 31, 2013	(77,840)		77,840
Outstanding at December 31, 2013	622,721	9,278,543	759,416	1,382,137

From the inception of the ESOP through December 31, 2013, 229,402 shares have been taken out of the ESOP via distributions to former employees. At December 31, 2013, a total of 1,152,735 shares remained in the ESOP, excluding shares purchased by the plan through dividends on ESOP shares.

Note 13 – Commitments and Contingencies

Lease Commitments. The Company has entered into non-cancelable operating leases for land and buildings that require future minimum rental payments in excess of one year as of December 31, 2013. Certain lease payments may be adjusted periodically in accordance with changes in the Consumer Price Index.

The estimated future minimum annual rental payments, exclusive of taxes and other charges, are summarized as follows (in thousands):

Year Ending December 31,
2014	$802
2015	710
2016	567
2017	360
2018	257
Thereafter	1,789
Total	$4,485

Total rent expense for the years ended December 31, 2013 and 2012, the three months ended December 31, 2011, and the year ended September 30, 2011, was $907,000, $1.3 million, $264,000 and $2.1 million, respectively.

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

At December 31, 2013 and 2012, commitments to extend credit were as follows (in thousands):

	December 31,
	2013	2012
Commitments to originate loans:
Fixed rate	$9,990	$13,750
Adjustable rate	24,002	3,786
Undisbursed balance of loans closed	21,672	17,111
Unused lines of credit	65,200	64,176
Commercial letters of credit	687	300
	$121,551	$99,123
Most of the Bank’s business activity is with customers located in the States of Idaho and Oregon. Loans to one borrower are generally limited, by federal banking regulation, to 15% of the Bank’s regulatory capital. As of December 31, 2013 and 2012, the Bank had no individual industry concentrations of credit risk.

Note 14 – Related Party Transactions

In the normal course of business, the Company may make loans to its executive officers, directors and companies affiliated with these individuals. There was no activity of loans receivable from directors, executive officers and their affiliates during the years ended December 31, 2013 and 2012.

The Company also accepts deposits from its executive officers, directors, and affiliated companies. The aggregate dollar amounts of these deposits were $796,000 and $985,000 at December 31, 2013 and 2012, respectively.

Note 15 – Capital Requirements

The Company is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve.  Home Federal Bank, as a state-chartered federally insured commercial bank, is subject to the capital requirements established by the FDIC.  The Federal Reserve requires Home Federal Bancorp to maintain capital adequacy that generally parallels the FDIC requirements.

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

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses.  The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance-sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank should be greater than the minimum standards established in the regulation. As of December 31, 2013 and 2012, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Management believes as of December 31, 2013 and 2012, the Company and Bank meet all capital adequacy requirements to which they are subject. The following table shows the regulatory capital ratios of the Company and the Bank and the minimum regulatory requirements at December 31, 2013 and 2012 (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013:
Home Federal Bancorp
Tier 1 capital (leverage) to average assets	$161,625	16.12%	$40,094	4.00%	n/a	n/a
Tier 1capital to risk-weighted assets	161,625	35.92	17,996	4.00	n/a	n/a
Total capital to risk-weighted assets	167,291	37.18	35,993	8.00	n/a	n/a
Home Federal Bank
Tier 1 capital (leverage) to average assets	$145,306	14.58%	$39,868	4.00%	$49,835	5.00%
Tier 1capital to risk-weighted assets	145,306	32.37	17,954	4.00	26,931	6.00
Total capital to risk-weighted assets	150,959	33.63	35,908	8.00	44,885	10.00
December 31, 2012:
Home Federal Bancorp
Tier 1 capital (leverage) to average assets	$161,043	15.36%	$41,928	4.00%	n/a	n/a
Tier 1capital to risk-weighted assets	161,043	37.30	17,268	4.00	n/a	n/a
Total capital to risk-weighted assets	166,527	38.57	34,536	8.00	n/a	n/a
Home Federal Bank
Tier 1 capital (leverage) to average assets	$142,947	13.77%	$41,512	4.00%	$51,891	5.00%
Tier 1capital to risk-weighted assets	142,947	33.26	17,193	4.00	25,789	6.00
Total capital to risk-weighted assets	148,408	34.53	34,386	8.00	42,982	10.00

The following table is a reconciliation of the Bank’s capital, calculated according to generally accepted accounting principles, to total Tier 1 capital at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Equity	$148,733	$156,721
Intangible assets	(2,062)	(2,523)
Other comprehensive loss (income) – unrealized loss (gain) on securities	5,235	(7,920)
Disallowed deferred tax assets	(6,600)	(3,331)
Total Tier 1 capital	$145,306	$142,947

Note 16 – Income Taxes

Income tax expense (benefit) is presented on the Consolidated Statement of Operations and consisted of the following for the periods shown (in thousands):

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
Current
Federal	$797	$4,026	$2,506	$3,506
State	137	952	789	662
Deferred
Federal	491	(3,222)	(1,870)	(6,067)
State	160	(695)	(640)	(1,333)
Income tax expense (benefit)	$1,585	$1,061	$785	$(3,232)

Income tax expense differs from that computed at the statutory corporate tax rate as follows for the periods shown (in thousands):

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
Federal income tax at statutory rates	$452	$973	$735	$(2,673)
State income taxes, net of federal benefit	196	170	98	(443)
Nondeductible acquisition expenses	1,034	—	—	—
Effect of permanent differences	(97)	(82)	(48)	(116)
Income tax expense (benefit)	$1,585	$1,061	$785	$(3,232)

The tax effects of temporary differences at December 31, 2013 and 2012 that give rise to significant portions of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Deferred tax asset:
Deferred compensation	$2,516	$2,384
Allowance for loan losses	3,502	4,858
Equity compensation	1,127	1,264
Accrued expenses	689	595
REO adjustments	553	476
Acquisition intangibles	6,631	7,111
Interest on nonaccrual loans	2,075	3,856
Unrealized loss on securities available-for-sale	3,247	—
Other	272	287
Total deferred tax asset	20,612	20,831
Deferred tax liability:
Fixed asset basis	(660)	(773)
Deferred loan costs	(444)	(445)
Prepaid expenses	(94)	(317)
FHLB stock dividends	(1,679)	(1,808)
Purchase accounting adjustments	(891)	(2,044)
Deferred tax gain on purchase price allocation	—	(1,196)
Unrealized gain on securities available-for-sale	—	(5,226)
Total deferred tax liability	(3,768)	(11,809)
Net deferred tax asset	$16,844	$9,022

Included in retained earnings at December 31, 2013 and 2012 was approximately $2.1 million in bad debt reserves for which no deferred income tax liability has been recorded. This amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on this amount was approximately $818,000 at December 31, 2013 and 2012.

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

At December 31, 2013 and 2012, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense.

The Company and the Bank are subject to U.S. federal income tax as well as an income tax in the states of Idaho, Oregon and various other state jurisdictions. The Company and the Bank are no longer subject to examination by taxing authorities for tax years before September 30, 2010.

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

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except share and per share data):

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
Net income (loss)	$(255)	$1,802	$1,376	$(4,629)
Allocated to participating securities	2	(17)	(12)	(46)
Net income (loss) allocated to common stock	$(253)	$1,785	$1,364	$(4,583)

Weighted average common shares outstanding, gross	14,578,368	15,154,389	15,896,448	16,508,147
Less: Average unearned ESOP shares	(661,641)	(739,481)	(780,121)	(837,349)
Less: Average participating securities	(94,464)	(122,093)	(124,520)	(159,253)
Weighted average common shares outstanding, net	13,822,263	14,292,815	14,991,807	15,511,545
Net effect of dilutive stock options	—	5,172	—	—
Weighted average shares and common stock equivalents	13,822,263	14,297,987	14,991,807	15,511,545
Earnings (loss) per common share:
Basic	$(0.02)	$0.12	$0.09	$(0.30)
Diluted	(0.02)	0.12	0.09	(0.30)
Options excluded from the calculation due to their anti-dilutive effect on EPS	695,212	592,293	895,529	904,853

Note 18 – Parent Only Financial Information

The following are the condensed financial statements for Home Federal Bancorp (in thousands):

HOME FEDERAL BANCORP, INC. PARENT-ONLY BALANCE SHEETS	December 31,
	2013	2012
ASSETS
Cash and amounts due from depository institutions	$11,449	$8,398
Securities available-for-sale, at fair value	5,014	10,094
Investment in the Bank	148,733	156,721
Other assets	3,802	4,572
TOTAL ASSETS	$168,998	$179,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$—	$—
Stockholders’ equity	168,998	179,785
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,998	$179,785

HOME FEDERAL BANCORP, INC. PARENT-ONLY STATEMENTS OF OPERATIONS	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
Income:
Interest on investments	$241	$319	$116	$665
Other income	48	—	18	269
Total income	289	319	134	934
Expense:
Professional services	946	185	100	337
Other	3,437	436	100	408
Total expense	4,383	621	200	745
Income (loss) before income taxes and equity in undistributed earnings of the Bank	(4,094)	(302)	(66)	189
Income tax expense (benefit)	(375)	(198)	(38)	13
Income (loss) of parent company	(3,719)	(104)	(28)	176
Equity in undistributed earnings (loss) of the Bank	3,464	1,906	1,404	(4,805)
Net income (loss)	$(255)	$1,802	$1,376	$(4,629)

HOME FEDERAL BANCORP, INC. PARENT-ONLY STATEMENTS OF CASH FLOWS	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2013	2012	2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(255)	$1,802	$1,376	$(4,629)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in undistributed (earnings) loss of the Bank	(3,464)	(1,906)	(1,404)	4,805
Net amortization of premiums on investments	41	211	46	108
Net gain on sale of investment securities	—	—	—	(22)
Change in assets and liabilities:
Other assets	777	471	(3,728)	(637)
Other liabilities	—	(132)	132	19
Net cash (used) provided by operating activities	(2,901)	446	(3,578)	(356)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and maturity of securities available-for-sale	4,833	4,853	1,048	5,727
Purchase of securities available-for-sale	—	—	—	(5,389)
Net cash provided by investing activities	4,833	4,853	1,048	338
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,330)	(4,908)	(819)	(3,427)
Repurchase of common stock	—	(12,343)	(3,909)	(7,420)
ESOP shares committed to be released	758	758	34	957
Proceeds from exercise of stock options	3,691	9	—	542
Net cash provided from (used by) financing activities	1,119	(16,484)	(4,694)	(9,348)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,051	(11,185)	(7,224)	(9,366)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,398	19,583	26,807	36,173
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,449	$8,398	$19,583	$26,807

Note 19 – Selected Quarterly Financial Data (unaudited)
(In thousands, except share data)

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Interest and dividend income	$10,867	$11,418	$10,474	$12,304
Interest expense	812	753	707	667
Net interest income	10,055	10,665	9,767	11,637
Provision for loan losses	(227)	(356)	(970)	(933)
Noninterest income	498	232	755	(436)
Noninterest expense	10,097	10,397	9,933	13,902
Income (loss) before income taxes	683	856	1,559	(1,768)
Income tax provision	222	281	506	576
Net income (loss)	$461	$575	$1,053	$(2,344)

Basic earnings (loss) per share	$0.03	$0.04	$0.08	$(0.17)
Diluted earnings (loss) per share	0.03	0.04	0.08	(0.17)

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Interest and dividend income	$13,491	$11,313	$12,437	$11,908
Interest expense	1,123	1,007	908	844
Net interest income	12,368	10,306	11,529	11,064
Provision for loan losses	(783)	(434)	105	(653)
Noninterest income	(1,107)	1,136	(351)	(333)
Noninterest expense	10,960	11,106	10,486	10,962
Income before income taxes	1,084	770	587	422
Income tax provision	382	211	265	203
Net income	$702	$559	$322	$219

Basic earnings per share	$0.05	$0.04	$0.02	$0.02
Diluted earning per share	0.05	0.04	0.02	0.02

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No response required.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect as of December 31, 2013, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting and Auditor's Attestation: Information in response to this Item is set forth under the caption “Management's Annual Report on Internal Control Over Financial Reporting” in Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm: Information in response to this Item is set forth under the caption “Report of Independent Registered Public Accounting Firm” in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls: During the quarter ended December 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of 2013 that was not so disclosed.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The information contained in the Company’s Proxy Statement for the 2014 Annual Meeting under the sections captioned “Proposal 1 – Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” are incorporated herein by reference.

EXECUTIVE OFFICERS

See the information under the section captioned “Executive Officers of the Registrant” under “Part I - Item 1. Business” in this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained in the Company’s Proxy Statement for the 2014 Annual Meeting under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The information contained in the Company’s Proxy Statement for the 2014 Annual Meeting under the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters” is incorporated herein by reference.

CODE OF ETHICS

We have a Code of Ethics for our officers (including its senior financial officers), directors and employees. The Code of Ethics requires our officers, directors and employees to maintain the highest standards of professional conduct. A copy of our Code of Ethics is available on our website at www.myhomefed.com/ir.

Item 11. Executive Compensation

The information contained in the Company’s Proxy Statement for the 2014 Annual Meeting under the section captioned “Directors’ Compensation” and “Executive Compensation” are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plan information as of December 31, 2013 was as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders:
2005 Stock Option Plan	284,807	$12.46	168,504
2005 Recognition and Retention Plan	—	—	40,784
2008 Stock Equity Incentive Plan (1)	410,162	10.36	395,010
Equity compensation plans not approved by security holders: None	—	—	—
Total	694,969	$11.23	604,298

(1)	Includes 290,314 stock options and 104,696 shares of restricted stock in column (c).

The information contained in the Company’s Proxy Statement for the 2014 Annual Meeting under the section captioned “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s Proxy Statement for the 2014 Annual Meeting under the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters” are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the Company’s Proxy Statement for the 2014 Annual Meeting under the sections captioned “Proposal 2 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” are incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)    Financial Statements

See Index to Consolidated Financial Statements on page 88.

(b)    Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part I, Item 1.

(c)	Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction (1)
2.2	Purchase and Assumption Agreement for LibertyBank Transaction (9)
2.3	Agreement and Plan of Merger with Banner Corporation(13)
2.4	Agreement and Plan of Merger with Cascade Bancorp(14)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (10)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams (7)
10.2	Amended Severance Agreement with Eric S. Nadeau (7)
10.3	Amended Severance Agreement with R. Shane Correa (7)
10.4	Amended Severance Agreement with Cindy L. Bateman (7)
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (3)
10.6	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.8	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Len E. Williams (7)
10.9	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Eric S. Nadeau (7)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with R. Shane Correa (11)
10.11	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (4)
10.12	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (4)
10.13	Director Retirement Plan entered into by Home Federal Bank with each of its Independent Directors (5)
10.14	2008 Equity Incentive Plan (6)
11	Reference is made to Note 17- Earnings Per Share in the Selected Notes to Consolidated Financial Statements under Item 8 herein
14	Code of Ethics (8)
21	Subsidiaries of the Registrant *†
23	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP *†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.* (12)

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

(8)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at.www.myhomefed.com/ir

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

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated September 26, 2013

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated November 8, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

HOME FEDERAL BANCORP, INC.

Date: March 17, 2014            /s/ Len E. Williams
                    Len E. Williams
President and
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Len E. Williams	President, Chief Executive Officer	March 17, 2014
Len E. Williams	and Director
(Principal Executive Officer)

/s/ Eric S. Nadeau	Chief Financial Officer	March 17, 2014
Eric S. Nadeau	(Principal Financial and Accounting Officer)

/s/ Brad Little	Director	March 17, 2014
Brad Little

/s/ Charles Hedemark	Director	March 17, 2014
N. Charles Hedemark

/s/ Richard J. Navarro	Director	March 17, 2014
Richard J. Navarro

/s/ James R. Stamey	Director	March 17, 2014
James R. Stamey

/s/ Robert A. Tinstman	Director	March 17, 2014
Robert A. Tinstman

/s/ Daniel L. Stevens	Chairman	March 17, 2014
Daniel L. Stevens

EXHIBIT INDEX

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*	Filed herewith