Form 10-K/A
period 2013-12-31
Home Federal Bancorp, Inc.
filed 2014-04-29
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33795
HOME FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	68-0666697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 12th Avenue South, Nampa, Idaho	83651
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(208) 466-4634

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share	Nasdaq Global Select Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ]	No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ]	No [X]
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

As of April 23, 2014, there were 14,832,669 of the Registrant's Common Shares Outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Home Federal Bancorp, Inc. (“Home”) Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we will not file a definitive proxy statement involving the election of directors within 120 days after the end of our fiscal year ended December 31, 2013. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The Boards of Directors of the Company and the Bank conduct their business through meetings of the Boards and through their committees. For the year ended December 31, 2013, both Boards generally met on a monthly basis, holding additional special meetings as needed. During 2013, the Boards of Directors of each held 12 meetings and several special meetings related to the merger proposals with Banner Corporation and Cascade Bancorp. No director of attended fewer than 75% of the total meetings of the Boards and committees on which that director served during 2013.

The principal occupation of each director of the Company as well as a brief description of the experience, qualifications, attributes or skills of each nominee or director that led to the conclusion that the person should serve on the Board of Directors of the Company and the Bank is set forth below is. All directors have held their present positions for at least five years unless otherwise indicated.

Director	Age as of December 31, 2013	Position(s) Held with Home Federal and Home Federal Bank	Director Since	Term to Expire at Annual Meeting
Daniel L. Stevens	70	Chairman	1996	2015
Richard J. Navarro	61	Director	2005	2015
Brad J. Little	59	Director	2009	2015
Robert A. Tinstman	67	Director	1999	2016
James R. Stamey	70	Director	2001	2016
N. Charles Hedemark	71	Director	1983	2014
Len E. Williams	55	Director, President and Chief Executive Officer	2007	2014

Daniel L. Stevens is Chairman of the Board of Home Federal and Home Federal Bank, positions he has held since 2004 and 1999, respectively. He served as President and Chief Executive Officer of Home Federal from 2004 until he stepped down in January 2008. He also served as Chief Executive Officer of Home Federal Bank from 1995 until January 2008, and as President of the Bank from 1995 until September 2006, when he announced his plans for retirement in 2008 and a successor, Len E. Williams, was appointed President of Home Federal Bank. He serves as a director of First Financial Northwest, Inc. and its two subsidiaries, First Savings Bank Northwest and First Financial Diversified, Inc., positions he has held since January 2012. Mr. Stevens worked in the financial services industry for over 35 years and served as an executive officer or chief executive officer for four other mutual and stock thrifts during his career. He is past Vice Chairman of the Board of Directors of the Federal Home Loan Bank of Seattle. He served as the Chairman of the Audit Committee and a member of the Financial Operations Committee of the Federal Home Loan Bank of Seattle. Mr. Stevens was a director of the Federal Home Loan Bank of Seattle from 1996 until 2004. He served as a director of America’s Community Bankers, served on America’s Community Bankers’ Federal Home Loan Bank System Committee, chaired the America’s Community Bankers Credit Union Committee, and was First Vice Chair of America’s Community Bankers COMPAC Board of Governors until the merger of America’s Community Bankers and the American Bankers Association in 2007. He is a Past Chairman of the Board of the Idaho Bankers Association, a past Chairman of the Board of Directors and Executive Committee of the Boise Metro Chamber of Commerce, and a former director of the Midwest Conference of Community Bankers. He is the former director of the Boise State University Foundation, and past Chairman of the United Way of Treasure Valley and the Nampa Neighborhood Housing Services Board of Directors. Mr. Stevens’s extensive banking experience and leadership roles in banking associations provide competence in Board leadership and a strong background to support his contributions as Chairman of the Board of Directors.

Richard J. Navarro is the Chief Administrative Officer of AB Management Services Corporation, a retail food and drug company, and has over 35 years of experience in the industry. From 2006 to February 2014, he served as the Chief Financial Officer of AB Acquisition LLC. Mr. Navarro is a Certified Public Accountant and from 2004 until 2006, was a consultant providing financial management services to various business. Prior to that, Mr. Navarro was employed by Albertsons, Inc. and held several management positions including Senior Vice President and Controller from 1999 to 2003. He recently served on the Board of Directors of TitleOne Corporation and the Boise State University Foundation. He is also the past Chairman of the Associated Taxpayers of Idaho. Mr. Navarro is a graduate of Boise State University and the Executive Financial Management Program at Stanford University, Graduate School of Business. Mr. Navarro serves as Chairman of the Audit and Risk Management Committee and is our financial expert. As the former controller of a large public company, he contributes to the Board of Directors extensive experience in SEC and financial reporting, mergers and acquisitions, and general corporate leadership and development.

Brad J. Little has served as Lieutenant Governor of the State of Idaho since 2009. From 2001 until 2009, Mr. Little served as an Idaho State Senator. Since 1980, Mr. Little has also operated a family cattle, farming, real estate and investment business in Idaho’s Treasure Valley and has been active in Idaho and national sheep and public land organizations. He also serves as Vice Chair on the Emmett School Foundation. Mr. Little recently served as Vice Chair of the Idaho Community Foundation and is past Chairman of the Idaho Association of Commerce and Industry and Idaho Business Week. He is a director of Performance Design LLC, a small manufacturing company in Boise. Mr. Little earned a Bachelor of Science degree in Agri-Business from the University of Idaho. He serves on our Audit and Risk Management and Corporate Governance and Nominating committees. Mr. Little’s experience as an elected official is vitally important to the Board of Directors due to the significant increase in regulatory change facing the financial services industry. In addition, he provides insight and guidance on the state of the local economy and initiatives underway to improve economic output in the State of Idaho.

Robert A. Tinstman is a retired construction executive. From May 2002 until May 2007, he was Executive Chairman of the James Construction Group, LLC, Baton Rouge, Louisiana, a construction company. Prior to that, Mr. Tinstman was the sole owner and a consultant of Tinstman & Associates, Boise, Idaho, a construction consulting company, from May 1999 until May 2002. He served as President and Chief Executive Officer of the Morrison Knudsen Company, Boise, Idaho, an engineering, construction and mining company, from 1995 until February 1999, where he had been employed since May 1974. Mr. Tinstman is also a director of IDACORP, Inc., Boise, Idaho, Primoris Services Corporation, and (until June 2011) CNA Surety Corporation, a Chicago, Illinois insurance agency, each of which are public companies. Mr. Tinstman serves as Chairman of our Compensation Committee and serves on the Audit and Risk Management and Corporate Governance and Nominating committees. He is an expert in the areas of construction and organizational development. Having been appointed the Chief Executive Officer of Morrison-Knudsen during tremendous turmoil, Mr. Tinstman brings a unique perspective of organizational leadership in a large national public company. He has directed numerous acquisitions and divestitures and served on the board of other public companies, further deepening his competence in corporate management and business development.

James R. Stamey is a retired banker, having been employed by U.S. Bank from 1985 until 2001, where he last served as President of U.S. Bank, Idaho and Executive Vice President and Manager of Corporate Banking of the Intermountain Region. He also served as President of the Library Foundation and President of the Idaho Association of Commerce and Industry, and served on the Board of Directors for the Boise Philharmonic, the Idaho Bankers Association and the Boise Rotary Club. Mr. Stamey serves on the Audit and Risk Management Committee and the Compensation Committee. Mr. Stamey’s extensive banking background, particularly in the area of commercial banking, and his leadership position at a national commercial bank have been helpful in directing Home Federal through organizational change due to changes in business strategy and in executing and implementing acquisitions.

N. Charles Hedemark retired as Executive Vice President and Chief Operating Officer of Intermountain Gas Company, a natural gas utility company in July 2005, after serving as an employee since 1965. Mr. Hedemark is a graduate of The College of Idaho and the Executive Program at Stanford University. He is a director and past Chairman of Blue Cross of Idaho, and is a director and past Chairman of the College of Western Idaho Foundation and sits on the College’s Advisory Board. Mr. Hedemark is a past President of the Northwest Gas Association. Mr. Hedemark serves on our Compensation and Corporate Governance and Nominating committees. He has served as a director of Home Federal Bank since 1983 and of Home Federal since its inception. Mr. Hedemark’s extensive service as a director and his leadership role at a large public utility provide a strong background of organizational structure and strategic planning.

Len E. Williams is President and Chief Executive Officer of Home Federal and Home Federal Bank. He joined Home Federal Bank as President in September 2006, was appointed as a director of Home Federal Bank and Home Federal in April 2007 and became President and Chief Executive Officer of Home Federal and Home Federal Bank in January 2008. Mr. Williams has over 35 years of commercial banking experience serving in many regional and national leadership roles. Prior to joining Home Federal Bank, Mr. Williams was Senior Vice President and Head of Business Banking with Fifth Third Bank. He was charged with creating and growing the business line and providing leadership over the company’s business banking personnel, processes and products. From 1987 to 2005, he held several management positions with Key Bank, including President of Business Banking from 2003 to 2005 and President of the Colorado District and Regional Leader over commercial banking for the Rocky Mountain Region from 1999 to 2003. His prior experience includes regional corporate and commercial banking leadership responsibility. Mr. Williams currently sits on the boards of the Nampa Development Corporation and the President’s Advisory Council for Northwest Nazarene University, and the Advisory Board for the Nampa Boys and Girls Club. He holds an M.B.A. from the University of Washington and is a graduate of the Pacific Coast Banking School. Mr. Williams’ extensive banking experience as a leader of lines of business with national scope and multi-billions of dollars of assets under management provide insight to the Board of Directors as the only management member on the Board. Additionally, his commercial banking knowledge, particularly in the areas of production leadership, credit risk management and commercial loan underwriting, has been instrumental in guiding Home Federal Bank through its transformation from a savings association to a commercial bank.

COMMITTEES AND CHARTERS

The Board of Directors of Home Federal has a standing Audit and Risk Management Committee, Compensation Committee, and Corporate Governance and Nominating Committee, and has adopted written charters for each of them. You may obtain a copy of these documents, free of charge, by writing to: Eric S. Nadeau, Secretary, Home Federal Bancorp, Inc., 500 12th Avenue South, Nampa, Idaho 83651, or by calling (208) 466-4634. The charters are also available on our website at www.myhomefed.com/ir.

Audit and Risk Management Committee
The Audit and Risk Management Committee consists of Directors Navarro (Chairman), Little, Tinstman and Stamey. The Committee meets bi-monthly and on an as needed basis to evaluate the effectiveness of Home Federal’s internal controls for safeguarding its assets and ensuring the integrity of the financial reporting. The Committee also appoints the independent registered public accounting firm and reviews the audit report prepared by the independent registered public accounting firm. The Audit and Risk Management Committee met six times during the year ended December 31, 2013, and held quarterly conference calls to review our earnings releases and periodic filings with the SEC.

Each member of the Audit and Risk Management Committee is “independent” in accordance with the requirements for companies quoted on The Nasdaq Stock Market. Director Navarro has been designated by the Board of Directors as the “audit committee financial expert,” as defined by the SEC. Director Navarro is a certified public accountant and was the Chief Financial Officer of AB Acquisition LLC during 2013.

Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee consists of Directors Stamey (Chairman), Stevens and Little. This Committee and its Chair are appointed annually by the Board of Directors. Members of the Committee are selected from the pool of directors who are not up for election during the appointment year. The Committee meets annually and on an as needed basis, and is responsible for selecting qualified individuals to fill expiring director’s terms and openings on the Board of Directors. Final approval of director nominees is determined by the full Board, based on the recommendations of the Committee. The Committee’s duties include the development and administration of the Company’s corporate governance standards and the internal evaluation of the Board’s performance. The Corporate Governance and Nominating Committee met three times during the year ended December 31, 2013.

In its deliberations for selecting candidates for nominees as director, the Committee considers the candidate’s knowledge of the banking business and involvement in community, business and civic affairs, and also considers whether the candidate would provide for adequate representation of Home Federal Bank’s market areas. Any director nominated by the Committee must be highly qualified with regard to some or all the attributes listed in the preceding sentence. In searching for qualified director candidates to fill vacancies on the Board, the Committee solicits its current Board of Directors for names of potentially qualified candidates. Additionally, the Committee may request that members of the Board of Directors pursue their own business contacts for the names of potentially qualified candidates. The Committee would then consider the potential pool of director candidates, select the top candidate based on the candidates’ qualifications and the Board’s needs, and conduct an investigation of the proposed candidate’s background to ensure there is no past history that would cause the candidate not to be qualified to serve as a director of Home Federal or Home Federal Bank. The Committee will consider director candidates recommended by the Company’s stockholders. If a stockholder has submitted a proposed nominee, the Committee would consider the proposed nominee, along with any other proposed nominees recommended by members of the Board of Directors, in the same manner in which the Committee would evaluate its nominees for director. There has been no material change to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided such disclosure in our definitive proxy statement filed with the SEC in connection with our 2013 annual meeting.

As noted above, the Corporate Governance and Nominating Committee considers a number of criteria when selecting new members of the Board. Those criteria, as well as industry experience and performance in a leadership position, are considered to provide for a diversity of viewpoints and skills on our Board of Directors. These diversity factors are considered when the Corporate Governance and Nominating Committee and Board are seeking to fill a vacancy or new seat on the Board.

Compensation Committee
The Compensation Committee is comprised of Directors Tinstman (Chairman), Hedemark, Navarro and Stamey, each of whom are independent directors. The Compensation Committee meets bi-monthly and on an as needed basis regarding the personnel, compensation and benefits related matters of Home Federal. The Committee also meets outside of the presence of Mr. Williams to discuss his compensation and make its recommendation to the full Board, which then votes on Mr. Williams’ compensation. Mr. Williams makes recommendations to the Compensation Committee regarding the compensation of all other executive officers. The Committee considers the recommendations of Mr. Williams and makes its recommendation to the full Board, which then votes on executive compensation. This Committee met six times during the year ended December 31, 2013.

CORPORATE GOVERNANCE AND RISK MANAGEMENT

Director Independence. The Company’s common stock is listed on the Nasdaq Global Select Market. In accordance with Nasdaq requirements, at least a majority of our directors must be independent directors. The Board of Directors has determined that six of the Company’s seven directors are independent. Only Len E. Williams, who serves as President and Chief Executive Officer of Home Federal and Home Federal Bank, is not independent.

Leadership Structure. The Board has segregated the positions of Chief Executive Officer and Chairman as it believes stockholders are better served by ensuring Board leadership is separate and distinct from the initiatives, and potential biases, of management. The Board believes its current structure is appropriate as all of our independent directors serve on other boards or have held leadership positions such as Chief Executive Officer, President, Chief Financial Officer or Chief Operating Officer. This experience provides each director with competence in organizational and strategic leadership. The Board members hold executive sessions without Mr. Williams present to discuss strategic initiatives. Additionally, as a highly regulated financial institution that is subject to annual examination, the Board receives timely and independent assessments of management from our primary regulator.

Board Involvement in Risk Oversight. Management of risk is the direct responsibility of the Chief Executive Officer and senior leadership team. The Board has oversight responsibility, focusing on the adequacy of Home Federal’s enterprise risk management and risk mitigation processes. In light of the increase in the complexity of the Company’s operations, particularly due to the acquisitions and regulatory change, the Bank appointed a Senior Vice President - Director of Risk Management. Additionally, the Audit Committee changed its name in 2010 to the Audit and Risk Management Committee and expanded its role to include enterprise-wide risk oversight. Under the guidance of the Chief Financial Officer and Chief Executive Officer, the Senior Vice President - Director of Risk Management has implemented an enterprise-wide risk management program. Management believes this program assists the Board in exercising its responsibilities in risk oversight by communicating:

•	the Company’s risk philosophy and “risk appetite,” that is, the amount of risk it is willing to accept in pursuit of stakeholder value;

•	the extent to which management has established effective risk management processes that identify, assess and manage our most significant enterprise-wide risks;

•	the Company’s risk exposure in relation to the agreed risk appetite; and

•	the most significant risks and whether management is responding appropriately.

This program included the creation of an Enterprise Risk Management Committee, which is comprised of department managers and line of business leaders and is intended to address all forms of risk - including operational, financial, strategic, compliance and reputational risks - under one umbrella. For example, the Bank’s Asset/Liability Management Committee meets semi-monthly to discuss price, liquidity and interest rate risk. The Bank also has an Information Technology Steering Committee that includes project management, business continuity, and vendor and information security management. The Classified Asset Committee meets frequently to assess credit risk exposure and underwriting standards. Each Committee has a specific area of focus and expertise, but the Enterprise Risk Management Committee brings each of these committee chairs together with other members of management in order to ensure communication across lines of business.

Each quarter, the Enterprise Risk Management Committee meets to discuss organization changes, including product development and changes in the internal control structure, and to perform risk assessments. Each quarter, the Audit and Risk Management Committee and the Board receive a report from the Senior Vice President - Director of Risk Management that summarizes quantitative and qualitative assessments prepared by the Enterprise Risk Management Committee, which are vetted by the Senior Vice President - Director of Risk Management before presentation to the Board of Directors. These reports provide insight to the Board as to the tone of Home Federal’s management and concerns about risk exposure. During 2013, the Bank’s Compliance Officer, became involved in the leadership of the Enterprise Risk Management Committee as management sought to further consolidate compliance monitoring and risk mitigation.

The Board is actively engaged in setting the tone of acceptable levels of risk and in developing corporate strategy. Each year, the Board is involved in reviewing and approving management’s operating budget and annual operating plan. Each month, the Board receives reports on credit risk management and each quarter the Board reviews interest rate risk and liquidity risk exposure reports from the Bank’s Asset/Liability Management Committee. Annually, the Board receives a report from management on vendor and third party risk management, as well as an assessment on the effectiveness of the Bank’s information security program. The Board annually reviews and approves key operating policies developed by management. Each quarter, the Board receives qualitative reports and assessments from the Bank’s Compliance Officer.

In assessing audit and financial reporting risk, the Audit and Risk Management Committee receives a report at each meeting from the Director of Internal Audit that quantifies the results of internal audit tests and the effectiveness of Home Federal’s internal control environment. The Audit and Risk Management Committee also reviews the Company’s internal control program that has been developed to ensure compliance with the Sarbanes-Oxley Act of 2002.

The Compensation Committee has evaluated the current risk profile of our executive and broad-based compensation programs. In its evaluation, the Compensation Committee reviewed the executive compensation structure to determine ways in which risk is effectively managed or mitigated. This evaluation covered a wide range of practices and policies including: the balance of corporate and business unit weighting in incentive plans, the balanced mix between short- and long-term incentives, the use of multiple performance measures, discretion on individual awards, long-term incentives and use of stock ownership guidelines. The Compensation Committee believes the Company’s compensation programs provide multiple effective safeguards to protect against undue risk.

In summary, the Board believes management is responsible for the day-to-day monitoring and mitigation of the risks facing the Company while the Board, as a whole and through its committees, has responsibility for the oversight of the risk management program. The Board also believes that risk management is an integral part of the Company’s annual strategic planning process, which addresses, among other things, the risks and opportunities facing the Company.

Code of Ethics. The Board of Directors has adopted a written Code of Ethics that applies to the Company’s directors, officers and employees. Stockholders may obtain a copy of the Code of Ethics free of charge by writing to: Eric S. Nadeau, Secretary, Home Federal Bancorp, Inc., 500 12th Avenue South, Nampa, Idaho 83651, or by calling (208) 466-4634. The Code of Ethics is also available on the Company’s investor relations website at www.myhomefed.com/ir.

Stockholder Communication with the Board of Directors. The Board of Directors maintains a process for stockholders to communicate with the Board of Directors. Stockholders wishing to communicate with the Board of Directors should send any communication to Daniel L. Stevens, Chairman of the Board, Home Federal Bancorp, Inc., 500 12th Avenue South, Nampa, Idaho 83651. Any such communication should state the number of shares beneficially owned by the stockholder making the communication.

Annual Meeting Attendance by Directors. The Company does not have a policy regarding Board member attendance at annual meetings of stockholders. Nonetheless, all of the members of the Board of Directors attended the 2013 annual meeting of stockholders.

Related Party Transactions. The Bank has followed its policy of granting loans to the Bank’s executive officers and directors, which fully complies with all applicable federal regulations, including those governing loans and other transactions with affiliated persons of the Bank. Loans to directors and executive officers are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with all customers, and do not involve more than the normal risk of collectibility or present other unfavorable features.

All loans and aggregate loans to individual directors and executive officers, without regard to loan amount, are completely documented and underwritten using the same underwriting policies, procedures, guidelines and documentation requirements as are used for non-director and non-executive customers of Home Federal Bank. Following the normal underwriting approvals by underwriting personnel, all such loans are then presented for review and approval by the Board of Directors of Home Federal Bank, pursuant to Regulation O of the Board of Governors of the Federal Reserve System. There are no exceptions to these procedures and all approvals are documented in the Board meeting minutes. There were no balances outstanding on loans to directors and executive officers at December 31, 2013.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of the Company’s common stock to report their initial ownership of the common stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC and we are required to disclose in this proxy statement any late filings or failures to file. Based solely on our review of the copies of such forms we have received and written representations provided to us by the above referenced persons, we believe that, during the fiscal year ended December 31, 2013, all filing requirements applicable to our reporting officers, directors and greater than 10% stockholders were properly and timely complied with except for a nontimely Form 4 for Chairman Stevens related to the gift of 1,000 shares of the Company’s common stock on May 2, 2013.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

The following table shows the compensation paid to the directors, except for Len E. Williams, who is the President and Chief Executive Officer of the Company and the Bank, and whose compensation is included in the section below entitled “Executive Compensation.” The following table shows information regarding compensation earned by non-employee directors during the fiscal year ended December 31, 2013:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(2)($)	All Other Compensation(3) ($)	Total ($)
Daniel L. Stevens	2013	40,000	20,008	32,681	180	92,869
N. Charles Hedemark	2013	30,000	20,008	10,229	180	60,417
James R. Stamey	2013	30,000	20,008	31,155	180	81,343
Robert A. Tinstman	2013	36,000	20,008	34,115	180	90,303
Richard J. Navarro	2013	38,000	20,008	14,228	180	72,416
Brad J. Little	2013	30,000	20,008	8,539	180	58,727
(1) Represents the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board Accounting Standards Topic
718, “Compensation - Stock Compensation” (“FASB ASC Topic 718”) and consists of an award of 820 and 822 shares made on September 10, 2013, and March 13, 2013, respectively which vested immediately.
(2) Represents the aggregate change in actuarial present value of the accumulated benefit under the director retirement plan during the calendar year ended December 31, 2013, and earnings on the director deferred incentive plan during the plan year ended September 30, 2013.
(3) Represents dividends received on unvested restricted stock.

Fees. Individuals that serve as directors of the Company are currently not compensated, but also serve and are compensated by the Bank. Mr. Williams, however, receives no fees or other remuneration for his service as an employee director of both the Company and the Bank. Board members receive an annual cash retainer of $30,000 ($40,000 for the Chairman of the Board). The Chairman of the Audit and Risk Management Committee receives an annual fee of $8,000 and the Chairman of the Compensation Committee receives an annual fee of $6,000. Independent directors are also remunerated through semi-annual grants of stock, totaling $20,000 annually (without adjustment for fractional shares). It is not anticipated that separate directors’ fees will be paid to directors of the Company until such time as these persons devote significant time to the separate management of the affairs of the Company, which is not expected to occur until we become actively engaged in additional businesses other than holding the stock of the Bank. We may determine that such compensation is appropriate in the future.

Director Deferred Incentive Plan. The Bank maintains a nonqualified deferred incentive plan for directors, which was last amended effective September 14, 2007. All members of the Board of Directors participate in the plan, except for Mr. Williams, who declined participation, and Mr. Little, who became a director after the plan was frozen to new participants. Until October 1, 2006, the plan provided an incentive award percentage determined by reference to Home Federal’s return on assets and return on equity for the year. Each year, the percentage was determined and multiplied by the participant’s directors’ fees for the year. The resulting amount was set aside in an unfunded deferral account for that participant. Although the incentive award has been discontinued, participants may still elect to defer all or a part of their directors’ fees into the deferral account under the plan. The deferral accounts are credited annually with an interest credit that is based on the growth rate of Home Federal Bank’s retained earnings, subject to a maximum of 12.00% per year. During 2013, the crediting rate for earnings on deferred balances was 4.08% for active participants and 7.50% for directors in retirement status. Upon the participant’s termination of service, the value of the participant’s combined deferral accounts will begin to be paid. Hardship distributions are permitted, as well as certain limited in-service distributions as permitted by law. The plan also provides a death benefit equal to the director deferrals and interest credit on such amounts plus the greater of the value of the participant’s deferral accounts, or a fixed death benefit. All benefits are paid over 120 months, and during that period, the deferral account is adjusted for interest. The director may elect to change the form of benefit, subject to the approval of Home Federal Bank and compliance with legal restrictions. The present value of benefits accrued under this plan was $1.1 million at December 31, 2013, including amounts deferred by directors.

Director Retirement Plan. Home Federal adopted a director retirement plan, effective January 1, 2005, that replaced prior plans. The plan is an unfunded nonqualified retirement plan for directors. All members of the Board of Directors participate in the plan, except for Mr. Williams, who declined participation. Upon the later of attaining age 72 or termination of service, the director will receive an annual benefit equal to 50 percent of the cash fees paid to the director for the preceding year, payable in monthly installments over 15 years. If the director retires before attaining age 72, his vested accrual benefit will be paid in monthly installments, with interest at a rate of 7.5 percent per year, over 180 months. The accrued benefit vests at a rate of 10 percent per year, except in the event of disability, in which case the vested percentage is 100 percent. If the director terminates service within 24 months following a change in control, he will receive 100 percent of his accrued benefit, plus a change in control benefit equal to 2.99 times his prior year’s cash director fees. Change in control payments are subject to reduction to avoid excise taxes under Section 280G of the Internal Revenue Code. In the event a director dies before termination of service, his beneficiary would receive his projected benefit, which is the final benefit the director would have received had he attained age 72, assuming a 4% annual increase in the directors’ fees. In the event the director dies after separation from service, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. In-service distributions are permitted in limited circumstances. The present value of benefits accrued under this plan was $751,000 at December 31, 2013.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes the compensation philosophy and policies for the year ended December 31, 2013 that applied to the executives named in the summary compensation table below (known as the “named executive officers”). It explains the structure and rationale associated with each material element of each named executive officer’s total compensation, and it provides important context for the more detailed disclosure tables and specific compensation amounts provided following the discussion and analysis.

Role of the Compensation Committee. The Compensation Committee is composed entirely of independent directors. The Committee sets and administers the policies that govern our executive compensation programs, and various incentive and stock option programs. All decisions relating to the compensation of the named executive officers are shared with and approved by the full Board of Directors.

Compensation Philosophy and Objectives. The Compensation Committee believes that a compensation program for executive officers should take into account management skills, long‑term performance results, and stockholder returns. The principles underlying our compensation policies are:

•	to attract and retain key executives who are highly qualified and are vital to our long‑term success;

•	to provide levels of compensation commensurate with those offered in our market areas as measured by local, regional, and national financial industry compensation surveys;

•
to align the interests of executives with stockholders by having a significant portion of total compensation based on meeting or exceeding defined performance measures without encouraging management to undertake excessive risks that could undermine the Company’s safety and soundness;

•	to motivate executives to enhance long‑term stockholder value and thereby helping them build their own personal ownership in the Company; and

•	to integrate the compensation program with our long‑term strategic planning and management process.

We target executive compensation at levels that we believe to be consistent with others in the banking industry. The named executive officers’ compensation is weighted toward programs contingent upon our level of annual and long‑term performance. In general, for senior management positions, including the named executive officers, we will pay base salaries that target the market median of other banks of similar asset size, growth strategy and complexity, and with similar products and markets. Goals for specific components include:

•	base salaries for executives generally are targeted at the 50th percentile;

•
the Annual Incentive Plan is intended to provide cash compensation at the 50th percentile when target performance‑based goals are achieved and between the 50th and 75th percentiles if annual goals are exceeded; and

•	an equity-based Long-Term Incentive Plan designed to align management’s long-term goals with the interest of stockholders.

Elements of Compensation. We use the pay components listed below to balance various objectives. The compensation framework helps encourage achievement of strategic objectives and creation of stockholder value, recognize and reward individual initiative and achievements, maintain an appropriate balance between base salary and annual and long‑term incentive opportunity, and allows us to compete for, retain and motivate talented executives critical to our success.

Salary. We pay our executives cash salaries intended to be competitive and to take into account the individual’s experience, performance, responsibilities, and past and potential contribution to the Company and the Bank. There is no specific weighting applied to the factors considered, and the Committee uses its own judgment and expertise in determining appropriate salaries within the parameters of the compensation philosophy. This is described in greater detail below, under “Benchmarking.”
Salary decisions also take into account the positioning of projected total compensation with target‑level performance incentives. Because incentive opportunities are defined as a percentage of salary, changes in salary have an effect on total compensation. Prior to recommending salary increases to the Board of Directors, the Compensation Committee reviews the projected total compensation based on the proposed salaries.

Annual Cash Incentive. We use an annual incentive to focus attention on current strategic priorities and drive achievement of short-term corporate objectives. Awards are provided under the terms of the annual cash incentive plan. Our named executive officers are eligible to receive annual cash incentive compensation at the end of each year if performance targets are achieved, as well as all eligible employees who are not remunerated under other departmental sales-driven commission plans. The Compensation Committee possesses the ability to modify or reduce incentive payments or to award discretionary incentive amounts under the cash incentive plan in recognition of other achievements, such as merger and acquisition activities, which are not part of the established performance objectives.

For the calendar year ended December 31, 2013, the performance metrics for the annual cash incentive plan were (1) total revenue (defined as net interest income plus noninterest income, excluding FDIC indemnification provision/recovery) and (2) income before income taxes, incentive compensation, and merger-related expenses, allocated as follows:

Performance Metrics	Weight	Maximum
Total revenue	25%	$46.70 million
Income before income taxes, incentive compensation, and merger-related expenses	75%	$5.39 million

The 2013 annual incentive plan included provisions that no incentive would be considered to be earned for the fiscal year if the Bank or the Company was not in good standing with its primary regulators. Additionally, in order to mitigate short‑term compensation risk exposure, any incentive payouts are subject to a holdback of 25% of the amount awarded. The 25% holdback is subject to the Company meeting the same performance metric level in the subsequent fiscal year as was met in the previous fiscal year in order for the holdback to be paid out. If the performance metric is not in the subsequent fiscal year, the 25% holdback is forfeited. The plan also includes a provision that deferred amounts are released to eligible plan participants in the event of a change in control. As a result of the merger between the Company and Cascade Bancorp, the deferred amounts related to the 2013 plan year awards have been release to participants and will not be deferred.

For the year ended December 31, 2013, total revenue (as defined by the plan) was $43.6 million, which was below the performance metric at the “Target” level. As a result, no incentive compensation for that performance metric was remunerated for the 2013 plan year. However, total revenue in 2013 exceeded the performance metric related to the release of deferred amounts earned in the 2012 plan year; therefore, prior year deferrals were remunerated to participants. During the year ended December 31, 2013, income before income taxes, incentive compensation and merger-related expenses was $6.2 million, which exceeded the performance metric at the “Maximum” level.

The table below shows the award opportunities at target and target plus as a percentage of salary as well as each named executive officer’s actual award for fiscal 2013 under the annual cash incentive plan:

Name	Target	Maximum	2012 Plan Deferred Award Earned ($)	2013 Plan Award Earned ($)
Len E. Williams	50%	100%	47,217	281,250
Eric S. Nadeau	40%	80%	21,350	126,000
R. Shane Correa	40%	80%	20,256	114,000
Cindy L. Bateman	40%	80%	17,518	108,000
Mark C. Johnson(1)	7.5%	15%	3,531	20,250

(1) Mr. Johnson is also eligible for the Bank's commercial lending incentive program.

In January 2014, the Compensation Committee suspended the annual incentive plan for fiscal year 2014 due to the pending merger with Cascade. If the merger is terminated, the Compensation Committee will reconsider appropriate metrics under the 2014 annual incentive plan.

As noted earlier, the annual cash incentive plan for fiscal year 2013 included two components that are designed to discourage employees from taking excessive risks that could undermine the Company’s safety and soundness. One of those components was the requirement that the Company and the Bank be in good standing with their primary regulator during fiscal year 2013. If they are not in good standing, no performance metric-based incentive will be made. The other component introduces a time-based earnout to ensure continued strong performance under the incentive plan’s metrics. If an incentive award is approved by the Board of Directors, 75% of the award will be paid in the then-current calendar year. The remaining 25% will be held in accrual, subject to management’s performance in the following fiscal year meeting or exceeding the metrics identified for the previous fiscal year. If the performance metrics met are met in following fiscal year, the remainder of the award will be paid to eligible participants.

Long-Term Incentive Plan. Equity‑based compensation is intended to attract and retain qualified executives, to provide these persons with a proprietary interest in the Company as an incentive to contribute to our success, and to reward executives for outstanding performance. Equity‑based compensation functions as a long‑term incentive because awards are generally made with a three- or five‑year vesting schedule. Awards are made either in the form of stock options, stock appreciation rights or restricted stock. Currently, we have in place the 2005 Recognition and Retention Plan, the 2005 Stock Option and Incentive Plan and the 2008 Equity Incentive Plan, all of which were approved by our Board of Directors and stockholders. Awards remain available for grant under each of these plans.

The equity‑based plans are administered and interpreted by the Compensation Committee of the Board of Directors. Under the plans, the Committee receives recommendations from Mr. Williams and approves which officers and key employees will receive awards, the number of shares subject to each option or shares of restricted stock awarded, and the vesting of the awards. The per share exercise price of an option will equal at least 100% of the fair market value of a share of common stock on the date the option is granted. In addition, newly hired executives may receive awards at the time of their employment. In determining whether to make option or restricted stock awards, the Compensation Committee may take into account historical awards and then‑current competitive conditions. The awards for fiscal year 2013 are detailed below under the section “Grants of Plan Based Awards.”

401(k) and Employee Stock Ownership Plan. The Bank sponsors a 401(k) plan and an employee stock ownership plan that were merged in 2011 to create the Home Federal 401(k) and Employee Stock Ownership Plan (“KSOP”). The purpose of this plan is to provide participating employees with an opportunity to obtain beneficial interests in the Company’s common stock and to accumulate capital for their future economic security. Ms. Bateman and Mr. Nadeau were trustees of the KSOP during 2013, in addition to three other members of management.

Executive Retirement Benefits. The Bank has entered into salary continuation agreements with certain of the named executive officers. These agreements help support the objective of maintaining a stable, committed and qualified team of key executives. Under these agreements, an executive will be entitled to a stated annual benefit for a period of 15 years upon retirement from the Company after attaining age 65, or upon attaining age 65 if his or her employment had been previously terminated due to disability. There are also benefits for early retirement and termination after a change in control.

Other Compensation. The named executive officers participate in our employee benefit plans, such as medical, vision, dental, long term and short term disability, and term life insurance programs. For certain of the named executive officers, we also provide perquisites such as an auto allowance for business and personal use for transportation for the executive, customers and employees; social and civic club dues for networking and entertaining; and business and personal use of a cell phone for accessibility to the executive.

Benchmarking. As noted earlier, our compensation structure is designed to position an executive’s compensation between the 50th and 75th percentiles of a competitive practice. In fiscal year 2012, the Compensation Committee performed a compensation benchmarking analysis for the compensation of the Chief Executive Officer and the Chief Financial Officer. This review included base salary, annual cash incentives, equity compensation and all other forms of compensation. The primary data source used in setting competitive market levels for the executives is the information publicly disclosed by a “2012 Peer Group” of 16 companies, which included banks of similar size and geographic location. In 2012, the Compensation Committee determined that the base salaries for the Chief Executive Officer and the Chief Financial Officer were below the median of the peer group and that other forms of compensation (which includes the annual incentive plan, retirement plans and other equity compensation) were comparable to the peer group. Due to the execution of a definitive merger agreement in October 2012 related to the pending merger with Cascade, the Compensation Committee did not perform a benchmarking study in fiscal year 2013.

Review of Prior Amounts Granted and Realized. We desire to motivate and reward executives relative to driving superior future performance, so we do not currently consider prior stock compensation gains as a factor in determining future compensation levels.

Adjustment or Recovery of Awards. We have not adopted a formal policy or any employment agreement provisions that enable recovery, or “clawback,” of incentive awards in the event of misstated or restated financial results. However, Section 304 of the Sarbanes Oxley Act does provide some ability to recover incentive awards in certain circumstances. If we are required to restate our financials due to noncompliance with any financial reporting requirements as a result of misconduct, the Chief Executive Officer and Chief Financial Officer must reimburse us for (1) any bonus or other incentive or equity‑based compensation received during the 12 months following the first public issuance of the non‑complying document, and (2) any profits realized from the sale of securities of Home Federal during those 12 months. Additionally, in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of any financial reporting requirement under the securities laws, we will recover from any current or former executive officer incentive-based compensation (based on the erroneous data) in excess of what would have been paid to the executive officer under the accounting restatement during the 3-year period preceding the date the Company is required to prepare an accounting restatement.

Timing of Equity Grants. The Compensation Committee does not have a formal written policy guiding the timing of equity grants. We have reviewed our equity grant practices and have confirmed that all past equity grants have been consistent with Securities and Exchange Commission guidelines.

Tax and Accounting Considerations. We take into account tax and accounting implications in the design of our compensation programs. For example, in the selection of long‑term incentive instruments, the Compensation Committee reviews the projected expense amounts and expense timing associated with alternative types of awards. Under current accounting rules, the Company must expense the grant date fair value of share‑based grants such as restricted stock and stock options. The grant date value is amortized and expensed over the service period or vesting period of the grant. In selecting appropriate incentive devices, the Compensation Committee reviews extensive modeling analyses and considers the related tax and accounting issues.

Compensation Consultants. The Compensation Committee has engaged the firm Pearl Meyer & Partners to review the structure of Home Federal’s compensation arrangements with executive officers, including their salary continuation plans, change in control agreements and employment agreements. Pearl Meyer & Partners concluded that the salary continuation plans with certain of the named executive officers, the employment agreement with Mr. Williams, and the change in control severance agreements were not uncommon and were of reasonable and appropriate structure for the size and complexity of the Company and its strategic plan. Pearl Meyer & Partners also reviewed the Company’s impact of Section 280G of the Internal Revenue Code on the Company’s change in control agreements.

The Compensation Committee selected Pearl Meyer & Partners due to their extensive expertise in executive compensation programs. Mr. Tinstman, as Chairman of the Compensation Committee, and our Senior Vice President of Human Resources directed the screening of several compensation consultants before recommending Pearl Meyer & Partners to the Compensation Committee. Fees paid to Pearl Meyer & Partners in fiscal year 2013 totaled $27,737.

Role of Executives in Compensation Committee Deliberations. The Compensation Committee frequently requests the Chief Executive Officer and the Chief Financial Officer to be present at Committee meetings to discuss executive compensation and evaluate Company and individual performance. Occasionally other executives may attend a Committee meeting to provide pertinent human resources, financial and/or legal information. Executives in attendance may provide their insights and suggestions, but only Compensation Committee members may vote on decisions regarding changes in executive compensation to recommend to the full Board. The Chief Executive Officer does not provide the recommendations for changes in his own compensation. The Compensation Committee discusses the compensation of the Chief Executive Officer with him, but final deliberations and all votes regarding his compensation for recommendation to the full Board are made in executive session, without the Chief Executive Officer present. The Committee initiates any changes in his compensation based on periodic market reviews and recommendations from outside consultants. Relative to executives other than the Chief Executive Officer, the Committee uses input from Mr. Williams and the analyses provided by compensation consultants, as described earlier, in making its recommendations to the full Board.

Compensation of the Chief Executive Officer. As the Chief Executive Officer of the Bank and the Company, Mr. Williams is responsible for the overall supervision of these entities. He oversees management and has responsibility for all policy development and implementation. He coordinates investor relations with stockholders, has ultimate responsibility for the overall consolidated performance of the related corporate entities, and has final responsibility for the strategic change and expansion of the business model of the Bank. Mr. Williams’ salary was increased to $375,000 in January 2013 to reflect the market point average for banks of similar size and complexity. While Mr. Williams’ compensation exceeds that of all of the other named executive officers, the Compensation Committee believes it is commensurate with his experience and level of responsibility. Mr. Williams will not receive a change in his salary for fiscal year 2014.

Conclusion. We believe our compensation program is reasonable and competitive with compensation paid by other financial institutions of similar size and complexity. The program is designed to reward managers for strong personal, Company and stock price performance. The Compensation Committee monitors the various guidelines that constitute the program and reserves the right to adjust them as necessary to continue to meet Company and stockholder objectives.

Stockholder Votes on Executive Compensation
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we are required to include a non-binding stockholder resolution on executive compensation. The resolution, also known as a say-on-pay vote, asks stockholders to approve, on an advisory basis, the compensation of our named executive officers. Approximately 96% of the shares present at last year’s annual meeting voted in favor of approving the compensation of the named executive officers as disclosed in the proxy statement. The Compensation Committee considered this vote as affirming its approach to executive compensation and used a similar approach as the prior year when it met to analyze and establish appropriate levels of 2013 executive compensation. The Board of Directors, at the recommendation of the Compensation Committee, has elected to present an advisory vote to approve executive compensation annually.

Compensation Committee Report
The Compensation Committee of the Board of Directors of Home Federal has submitted the following report for inclusion in this proxy statement:

We have reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management. Based on the Committee’s review of and the discussion with management with respect to the Compensation

Discussion and Analysis, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

Robert A. Tinstman, Chairman
N. Charles Hedemark
Richard J. Navarro
James R. Stamey

This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such acts.

Summary Compensation Table
On January 24, 2012, the Board of Directors determined to change our fiscal year end from September 30 to December 31, effective January 1, 2012. As a result, we filed a Form 10‑QT for the period ended December 31, 2011. Accordingly, the following table shows information regarding compensation earned during the fiscal years ended December 31, 2013 and 2012, the transition period from October 1, 2011, through December 31, 2011, and the fiscal year ended September 30, 2011, by our named executive officers: (1) Len E. Williams, our principal executive officer; (2) Eric S. Nadeau, our principal financial officer; and (3) our three other most highly compensated officers, who are R. Shane Correa, Cindy L. Bateman and Mark C. Johnson.

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(4)	All Other Compen- sation ($)(5)	Total ($)
Len E. Williams	2013	375,000	—	56,250	56,384	328,467	99,698	34,004	949,803
President and Chief	2012	345,000	—	51,746	51,750	158,892	102,994	39,136	749,518
Executive Officer, Home	2011T	70,000	—	—	—	—	23,254	8,349	101,603
Federal Bancorp, Inc., and Home Federal Bank	2011	275,833	—	—	—	51,719	82,020	47,191	456,763
Eric S. Nadeau	2013	210,000	—	31,500	31,575	147,350	34,358	29,344	484,127
Executive Vice President,	2012	195,000	—	29,254	29,251	73,135	39,406	27,292	393,338
Treasurer, Secretary and	2011T	46,250	—	—	—	—	9,318	2,658	58,226
Chief Financial Officer, Home Federal Bancorp, Inc., and Home Federal Bank	2011	181,667	—	—	—	27,250	32,451	23,898	265,266
R. Shane Correa	2013	190,000	—	28,500	28,568	134,256	40,442	23,519	445,285
Executive Vice President	2012	185,000	—	27,745	27,750	69,850	50,774	24,046	385,165
and Chief Banking Officer	2011T	46,250	—	—	—	—	12,431	2,523	61,204
	2011	181,667	—	—	—	27,250	40,625	24,729	274,271
Cindy L. Bateman	2013	180,000	—	27,000	27,064	125,518	—	19,974	379,556
Senior Vice President	2012	160,000	—	24,000	24,000	59,805	—	13,523	281,328
and Chief Credit Officer	2011T	36,250	—	—	—	—	—	1,922	38,172
	2011	145,000	—	—	—	21,750	—	15,913	182,663
Mark C. Johnson	2013	180,000	—	27,000	27,064	23,781	—	34,010	291,855
President, Western	2012	172,000	—	25,798	25,802	16,216	—	30,596	270,412
Oregon Region	2011T	43,000	—	—	—	—	—	6,034	49,034
	2011	149,948	50,000	62,750	102,250	16,869	—	20,897	402,714

(1)	The “2011T” year represents the transition period of October 1, 2011, through December 31, 2011.

(2)
Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 11 of the Notes to Consolidated Financial Statements in Home Federal’s Annual Report on Form 10-K for the year ended December 31, 2013. Stock and option awards are subject to vesting terms of three years.

(3)
2013 represents 100% of amount earned under the 2013 annual cash incentive plan and 25% of the amount earned but deferred under the 2012 annual cash incentive plan. 2012 Represents 75% of amount earned under the 2012 annual cash incentive plan and 25% of the amount earned but deferred under the 2011 annual cash incentive plan. No amounts will be deferred under the 2013 annual cash incentive plan due to the change in control provisions of the plan

(4)	Represents the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under his salary continuation agreement.

(5)	Please see the table below under “All Other Compensation” for more information on the other compensation paid.

All Other Compensation. The following table sets forth details of “All Other Compensation,” as presented above in the Summary Compensation Table for the year ended December 31, 2013.

Name	Year	ESOP Allocation ($)	401(k) Matching Contribution ($)	Company Car/Car Allowance ($)	Restricted Stock Dividends ($)	Welfare Benefits ($)	Total ($)
Len E. Williams	2013	8,189	10,200	3,008	5,029	7,578	34,004
Eric S. Nadeau	2013	8,189	10,200	—	2,780	8,175	29,344
R. Shane Correa	2013	8,189	4,750	963	1,501	8,116	23,519
Cindy L. Bateman	2013	7,701	9,592	—	1,536	1,145	19,974
Mark C. Johnson	2013	7,168	8,929	8,100	1,743	8,070	34,010

Employment Agreement. Home Federal Bank has entered into an employment agreement with Len E. Williams. A three-year term under the agreement was renewed effective September 11, 2013. On each anniversary, the term of the agreement will be extended for an additional year unless notice is given by the Board to Mr. Williams, or vice versa, at least 90 days prior to the anniversary date. The agreement provides that compensation may be paid in the event of disability, death, involuntary termination or a change in control, as described below under “Potential Payments Upon Termination.”

Severance Agreements. Home Federal Bank has entered into change in control severance agreements with Messrs. Nadeau, Correa and Johnson, and Ms. Bateman. On each anniversary of the initial date of the severance agreements, the term of each agreement (which is three years for Messrs. Nadeau and Correa, and two years for Ms. Bateman and Mr. Johnson) may be renewed for an additional year at the discretion of the Board or an authorized committee of the Board. The severance agreements also provide for a severance payment and other benefits if the executive is involuntarily terminated within 12 months after a change in control of Home Federal as described below under “Potential Payments Upon Termination.”

Grants of Plan-Based Awards
The following table shows information regarding grants of plan-based awards made to our named executive officers for the year ended December 31, 2013.

Name	Grant Date	Estimated Possible Payments Under Non-Equity Incentive Plan Awards(1)		All Other Stock Awards: Number of Shares of Stock or Units(2) (#)	All Other Awards: Number of Securities Under- lying Options(2) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Target ($)	Maximum ($)
Len E. Williams	02/02/2013	187,500	375,000	4,482	13,425	12.55	112,634
Eric S. Nadeau	02/02/2013	84,000	168,000	2,510	7,518	12.55	63,075
R. Shane Correa	02/02/2013	76,000	152,000	2,271	6,802	12.55	54,068
Cindy L. Bateman	02/02/2013	72,000	144,000	2,151	6,444	12.55	54,064
Mark C. Johnson(3)	02/02/2013	13,500	27,000	2,151	6,444	12.55	54,064

(1)
Represents the range of incentives that could have been earned under the annual cash incentive plan during the fiscal year ended December 31, 2013. See “Annual Cash Incentive” for additional discussion on the plan and related awards.

(2)	Equity awards vest ratably over the three-year period from the grant date, with the first 33% vesting one year after the grant date.

(3)	Mr. Johnson is also eligible to participate in the Bank’s commercial lending incentive program.

Outstanding Equity Awards
The following information with respect to outstanding equity awards as of December 31, 2013, is presented for the named executive officers. The named executive officers do not have any outstanding equity incentive plan awards.

		Option Awards (1)(2)				Stock Awards (1)(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer-cisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)
Len E. Williams	09/18/2006	8,265	—	13.47	09/18/2016
	10/19/2007	—	—	12.76	10/19/2017
	04/28/2009	—	26,600	9.39	04/28/2019
	02/02/2012	—	10,782	10.70	02/02/2022
	02/02/2013	—	13,425	12.55	02/02/2023
						18,306	272,750
Eric S. Nadeau	06/16/2008	—	—	11.05	06/16/2018
	04/28/2009	—	13,200	9.39	04/28/2019
	02/02/2012	—	6,094	10.70	02/02/2022
	02/02/2013	—	7,518	12.55	02/02/2023
						9,733	145,022
R. Shane Correa	03/16/2010	15,000	5,000	14.01	03/16/2020
	02/02/2012	2,890	5,782	10.70	02/02/2022
	02/02/2013	—	6,802	12.55	02/02/2023
						6,000	89,400
Cindy L. Bateman	10/19/2007	2,710	—	12.76	10/19/2017
	04/28/2009	21,600	5,400	9.39	04/28/2019
	02/02/2012	2,500	5,000	10.70	02/02/2022
	02/02/2013	—	6,444	12.55	02/02/2023
						5,846	87,105
Mark C. Johnson	12/21/2010	5,000	10,000	12.49	12/21/2020
	02/02/2012	—	5,376	10.70	02/02/2022
	02/02/2013	—	6,444	12.55	02/02/2023
						5,758	85,794

(1)	Awards granted on October 19, 2007, and February 2, 2012 and 2013, vest ratably over a three-year period. All other awards vest ratably over a five-year period.

(2)
In December 2007, the Company completed its second-step conversion. As a result, each outstanding share was exchanged for 1.1360 shares in the new public company. Accordingly, all outstanding shares of restricted stock and stock options (and the related exercise prices) that were awarded prior to the conversion have been adjusted based on the exchange ratio.

(3)	Based on the closing price of the Company’s common stock of $14.90 on December 31, 2013.

Options Exercised and Stock Vested
The following table shows the number of options exercised, the value realized on options exercised, and the value realized upon vesting of stock awards for our named executive officers in the year ended December 31, 2013.

	Option Awards		Stock Awards
Name	Number of Options Exercised (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Len E. Williams	195,756	814,791	12,212	144,463
Eric S. Nadeau	80,847	440,399	7,311	87,217
R. Shane Correa	—	—	1,864	23,159
Cindy L. Bateman	—	—	2,947	35,165
Mark C. Johnson	12,687	179,521	1,803	25,024

Pension and Post-Retirement Benefits
We have entered into salary continuation agreements with Messrs. Williams, Nadeau and Correa. Under these agreements, upon the participant’s normal retirement date (age 65), the Bank (or its successor) will pay a monthly benefit equal to 50% of the average of the participant’s final 36 months of base salary (the final salary benefit) or the vested accrual balance, including interest credits, if the participant terminates employment before the retirement date. The final benefit paid in connection with a participant’s normal retirement will be paid in monthly payments over 180 months and other payments based on accrual balances will be paid over 180 months, with interest credited on unpaid amounts at 7.5% per year. In addition, the agreements provide for benefits upon early retirement, disability, death or change in control, as described below under “Potential Payments Upon Termination.” The following information is presented with respect to the nature and value of pension and post-retirement benefits, as defined by the SEC, for our named executive officers at December 31, 2013.

Name (1)	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Len E. Williams	Salary Continuation Agreement	7	560,877	—
Eric S. Nadeau	Salary Continuation Agreement	5	170,996	—
R. Shane Correa	Salary Continuation Agreement	4	154,053	—

(1)	Ms. Bateman and Mr. Johnson do not have salary continuation agreements.

Potential Payments Upon Termination
We have entered into agreements with the named executive officers that provide for potential payments upon disability, termination and death. In addition, our equity plans also provide for potential payments upon termination. The following table estimates, as of December 31, 2013, the value of potential payments and benefits following a termination of employment under a variety of scenarios.

Compensation and/or Benefits Payable Upon Termination	Early Retirement/ Voluntary Termination ($)	Involuntary Termination without Cause ($)	Qualifying Termination in Connec-tion with a Change in Control(1) ($)	Termination due to Disability ($)	Termination due to Death ($)
Len E. Williams
Cash Severance	—	1,121,250	1,833,503	255,000	—
Health and Welfare Benefits	—	36,978	36,978	—	—
Intrinsic Value of Unvested Equity(4)	—	—	496,145	184,540	184,540
Salary Continuation Agreement (2)(3)	—	—	179,032	179,032	2,395,973
Total	—	1,158,228	2,545,658	618,572	2,580,513
Eric S. Nadeau
Cash Severance	—	—	949,604	—	—
Health and Welfare Benefits	—	—	43,508	—	—
Intrinsic Value of Unvested Equity(4)	—	—	261,028	93,660	93,660
Salary Continuation Agreement (2)(3)	—	—	91,766	91,766	2,430,942
Total	—	—	1,355,464	185,426	2,524,602
R. Shane Correa
Cash Severance	—	—	343,942	—	—
Health and Welfare Benefits	—	—	43,231	—	—
Intrinsic Value of Unvested Equity(4)	—	—	139,365	39,800	39,800
Salary Continuation Agreement (2)(3)	—	—	101,112	—	—
Total	—	—	627,650	39,800	39,800
Cindy L. Bateman
Cash Severance	—	—	360,000	—	—
Health and Welfare Benefits	—	—	17,211	—	—
Intrinsic Value of Unvested Equity(4)	—	—	153,018	38,180	38,180
Total	—	—	530,228	38,180	38,180
Mark C. Johnson
Cash Severance	—	—	360,000	—	—
Health and Welfare Benefits	—	—	27,957	—	—
Intrinsic Value of Unvested Equity(4)	—	—	147,613	39,800	39,800
Total	—	—	535,569	39,800	39,800

(1)
For the named executive officers, the Company limits change in control payouts so that no such payment would constitute a golden parachute payment under Section 280G of the Internal Revenue Code. As a result, amounts payable to Messrs. Williams, Nadeau and Correa under cash severance were reduced to the amounts allowed under Section 280G after consideration of all other benefits. Under the terms of the agreements, each executive may select to receive the severance payment in the relevant form of their choosing (e.g., equity or health/welfare benefits) with a residual reduction in the cash severance to remain in compliance with the Section 280G limitation. Amounts disclosed in this column do not give effect to the merger with Cascade Bancorp.

(2)
Present value of payout is presented in the table and is based upon a discount rate of 5.00%. While no acceleration payments occur due to “Early Retirement/Voluntary Termination” or “Involuntary Termination Without Cause,” Messrs. Williams, Nadeau and Correa are entitled to the vested actuarial accrual balances of $417,741, $91,766, and $67,408, respectively, with interest accrued annually at 7.50% compounded monthly until reaching normal retirement age. Retirement benefits are payable monthly for 180 months.

(3)	The amount reported is attributed to the difference between the vested balance and the accrued balance of the Salary Continuation Agreement on the date of termination.

(4)	Based on the closing price of the Company’s common stock of $14.90 on December 31, 2013.

Employment Agreement. The Bank has entered into an employment agreement with Mr. Williams. The agreement provides for potential payments upon his termination in a variety of scenarios. The agreement may be terminated by the Bank at any time, by Mr. Williams if he is assigned duties inconsistent with his position, duties and responsibilities, or upon the occurrence of certain events. If Mr. Williams’ employment is terminated without cause or upon voluntary termination following the occurrence of an event described in the preceding sentence, The Bank would be required to honor the terms of the agreement, including payment of 2.99 times his salary at the rate in effect immediately prior to the termination and provision of substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of Mr. Williams and his dependents and beneficiaries who would have been eligible for such benefits if he had not been terminated for a period of three years.

The employment agreement also provides for a severance payment and other benefits if Mr. Williams is involuntarily terminated within 12 months following a change in control of the Company. The agreement authorizes severance payments on a similar basis if Mr. Williams voluntarily terminates his employment following a change in control because he is assigned duties inconsistent with his position, duties and responsibilities immediately prior to the change in control. In the event of Mr. Williams’ involuntary termination within 12 months after a change in control, the Bank must (1) pay to him in a lump sum an amount equal to 2.99 times the base amount, which is his average annual compensation during the five-year period prior to the effective date of the change in control; and (2) provide to Mr. Williams for three years after termination substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of Mr. Williams and his dependents and beneficiaries who would have been eligible for such benefits if he had not been terminated.

Section 280G of the Internal Revenue Code provides that severance payments (either separately or in conjunction with other payments made on account of a change in control) that equal or exceed three times an individual’s base amount will result in the individual receiving “excess parachute payments” if the payments are conditioned upon a change in control. Individuals receiving parachute payments in excess of 2.99 times of their base amount are subject to a 20% excise tax on the amount by which the value of the individual’s change in control benefits exceed one times the individual’s base amount (the excess parachute payment). If excess parachute payments are made, we would not be entitled to deduct the amount of these excess payments. The employment agreement provides that severance and other payments that are subject to a change in control will be reduced as much as necessary to ensure that no amounts payable to Mr. Williams will be considered excess parachute payments.

In the event of the death of Mr. Williams while employed under his employment agreement and prior to any termination of employment, the Bank shall pay to his estate, or such person as he may have previously designated, the salary which was not previously paid to him and which he would have earned if he had continued to be employed under the agreement through the last day of the calendar month in which he died, together with the benefits provided under the employment agreement through that date.

If Mr. Williams becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Bank or becomes otherwise unable to fulfill his duties under his employment agreement, he shall be entitled to receive such group and other disability benefits, if any, as are then provided by us for executive employees. In the event of such disability, the employment agreement shall not be suspended, except that (1) the obligation to pay salary will be reduced in accordance with the amount of disability income benefits received by the executive, if any, such that, on an after-tax basis, Mr. Williams shall realize from the sum of disability income benefits and the salary the same amount as he would realize on an after-tax basis from the salary if the obligation to pay the salary were not reduced; and (2) upon a resolution adopted by a majority of the disinterested members of the Board of Directors or the committee of the Board, we may discontinue payment of the salary beginning six months following a determination that the executive has become entitled to benefits under the disability plan or otherwise unable to fulfill his duties under the employment agreement.

In addition to potential payments upon termination, Mr. Williams’ employment agreement provides for recovery of payments made after termination if Mr. Williams violates the nonsolicitation, non-raiding of employees, confidentiality or non-defamation clauses in his agreement.

Severance Agreements. The Bank entered into change in control severance agreements with each of Messrs. Nadeau, Correa and Johnson, and Ms. Bateman. On each anniversary of the initial date of the severance agreements, the term of each agreement may be extended for an additional year at the discretion of the Board or an authorized committee of the Board. The severance agreements provide for a severance payment and other benefits if the executive is involuntarily terminated within 12 months after a change in control of the Company. Each agreement also authorizes severance payments if the executive voluntarily terminates employment within 12 months following a change in control because of being assigned duties inconsistent with the executive’s position, duties, responsibilities and status immediately prior to the change in control. Under the severance agreements with Messrs. Nadeau and Correa, the severance benefit is equal to 2.99 times the executive’s salary immediately prior to the effective date of the change in control. Under the agreements with Mr. Johnson and Ms. Bateman, the severance benefit is equal to 2.00 times the executive’s salary. These amounts will be paid to the executive by the Bank in a cash lump sum within 25 days after the later of the date of the change in control or the date of the executive’s termination. The Bank also will continue to pay, at the same rate described above, the life, health and disability coverage of the executive and his eligible dependents. Plan benefits are reduced to the extent necessary to avoid the payment of an excise tax under Section 280G of the Internal Revenue Code. In addition to potential payments upon termination in connection with a change in control, the severance agreements provide for recovery of payments made after termination if the executive violates the nonsolicitation, non-raiding of employees, confidentiality or non-defamation clauses in his or her agreement.

Salary Continuation Agreements. As described above, we have entered into salary continuation agreements with Messrs. Williams, Nadeau and Correa. Under these agreements, upon the participant’s normal retirement date (age 65), the Bank (or its successor) will pay a monthly benefit equal to 50% of the average of the participant’s final 36 months of base salary (the final salary benefit).

The salary continuation agreements provide a reduced monthly benefit if the participant terminates employment as a result of early retirement (before age 65). The early retirement benefit is the participant’s vested accrual balance. Vesting occurs at a rate of ten percent per plan year. The agreements also provide a disability benefit, which is the same as the early retirement benefit except that the accrual balance is fully vested. In the event of a qualifying change in control, participants receive one hundred percent of the accrual balance as of the end of the month prior to the change in control, payable in 180 monthly installments commencing the month after the participant reaches normal retirement age. Interest is credited at a rate of 7.50% compounded monthly on the unpaid Accrual Balance. Plan benefits may be reduced to the extent necessary to avoid the payment of an excise tax under Section 280G of the Internal Revenue Code. Under the agreements with Messrs. Williams and Nadeau, in the event of the participant’s death, the participant’s beneficiary would receive the participant’s projected benefit. The participant’s projected account is the final benefit the participant would have received had the participant attained age 65, assuming a 4.00% annual increase in the participant’s base salary. The final benefit paid in connection with a participant’s normal retirement will be paid in monthly payments over 180 months and other payments based on accrual balances will be paid over 180 months, with interest credited on unpaid amounts at 7.50% per year. Final benefits begin upon the participant’s termination of service after the participant’s death or disability. Final salary benefits paid on account of early retirement begin upon the participant’s attainment of age 65. The participant’s deferral account balance will be paid in a lump sum within 60 days of the participant’s termination of employment.

Equity Plans. The Home Federal Bancorp, Inc. 2005 Stock Option and Incentive Plan, 2005 Recognition and Retention Plan and 2008 Equity Incentive Plan provide for accelerated vesting of awards in the event of a change in control. If a tender offer or exchange offer (other than such an offer by the Company) is commenced, or if a change in control has occurred, unless the award agreement provides otherwise, all awards granted and not fully exercisable shall become exercisable in full upon the happening of such event. The plans also provide for accelerated vesting of awards in the event of a participant’s death or disability. If the employment of any of our named executive officers had been terminated as of December 31, 2013, by reason of either death or disability, the value of accelerated vesting of restricted stock awards would be as shown in the table above.

Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee are Directors Tinstman, Hedemark, Navarro and Stamey. No members of this Committee were officers or employees of the Company or any of its subsidiaries during the year ended December 31, 2013, nor were they formerly officers or had any relationships otherwise requiring disclosure.

Compensation Policies and Risk
As noted earlier, we undertook a review of our incentive compensation plans in order to determine if there were components in the plans that are likely to have a material adverse effect on the Company. Generally, we believe a key enticement that could provide an incentive for undue risk‑taking is the overall size of the incentive award. We believe the overall size and maximum payouts of our incentive awards are reasonable and are not set at such a level that would entice our executives to undertake material risk beyond our Board’s tolerance. Additionally, we have implemented an enterprise risk management program with routine reporting to the Audit and Risk Management Committee of the Board of Directors that we believe provides the Board with timely status of the overall risk position and direction of the Company.

The line of business that most likely could have a material adverse effect on the performance of the Company is our commercial lending line of business. Credit risk is the most significant risk exposure we undertake in our industry. In addition to limiting the maximum payout awards to reasonable and prudent levels, we have also designed our internal control environment to provide for segregation of key controls that reduces the likelihood of undue risk taking. For example, while our commercial lending team has individual and team‑level production goals that provide the targets for a component of the Commercial Banking Incentive Plan, our commercial relationship managers do not have lending authority. Rather, lending policy development and concentration monitoring, as well as the review and approval for new loans, has been delegated to our Credit Administration team, thereby segregating credit risk assumption from incentive‑based loan production. The Credit Administration team is included in our annual cash incentive program, which is not driven by loan production. While revenues and profitability are performance metrics in the annual incentive plan, we have also included nonperforming assets as a performance metric, which mitigates volume‑driven loan origination risk.

We have implemented a 25% holdback on incentive awards earned under the Commercial Banking Incentive Plan. In order for the holdback to be earned, the loans originated during the current fiscal year must not be a classified asset in the next fiscal year. Awards may be reduced or eliminated based on loan charge‑offs, loan delinquencies or downgrades in the risk rating of the commercial relationship manager's loan portfolio.

Our annual cash incentive plan is described in greater detail in the section, “Elements of Compensation - Annual Cash Incentive.” In general, we have implemented a one‑year holdback for cash incentive awards that are dependent upon Home Federal’s performance in the subsequent year. If certain of the performance metrics are not met in the following year, the holdback award is not paid. Additionally, the annual cash incentive plan requires the Bank and the Company to be in good standing with regulators for any incentive to be earned. We believe these components mitigate short‑term risk‑taking.

Our Compensation Committee also has discretion in granting awards under the annual cash incentive plan. For example, in fiscal year 2012, the Company met the “income before income taxes and incentive compensation” performance metric at the “Maximum” level under the plan, which entitled employees and the named executives to an award equal to 75% of the Maximum level incentive, subject to the 25% holdback. However, in light of the Company’s results of operations, the Compensation Committee determined that an award payment should be made at the “Target” level, even though a performance metric was met that supported a greater award. We believe this exemplifies the commitment and resolve of the Compensation Committee and the Board of Directors to ensure that the interests of stockholders are considered before granting incentive‑based awards to the named executive officers.

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

The following table sets forth, as of February 17, 2014, information regarding share ownership of:

•
those persons or entities (or groups of affiliated person or entities) known by management to beneficially own more than five percent of Home Federal’s common stock other than directors and executive officers;

•	each director of the Company;

•	each executive officer of the or Home Federal Bank named in the Summary Compensation Table appearing under “Executive Compensation” below (known as “named executive officers”); and

•	all current directors and executive officers of Home Federal and Home Federal Bank as a group.

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file with the SEC, and provide a copy to the Company, reports disclosing their ownership pursuant to the Securities Exchange Act of 1934. To our knowledge, no other person or entity, other than the ones set forth below, beneficially owned more than five percent of the outstanding shares of the Company’s common stock as of the close of business on the voting record date.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In accordance with Rule 13d-3 of the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of any shares of common stock if he or she has voting and/or investment power with respect to those shares. Therefore, the table below includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power. In addition, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to outstanding options that are currently exercisable or exercisable within 60 days after the voting record date are included in the number of shares beneficially owned by the person and are deemed outstanding for the purpose of calculating the person’s percentage ownership. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

As of April 9, 2014, there were 14,832,478 shares of the Company’s common stock outstanding.

Name	Number of Shares Beneficially Owned(1)	Percent of Common Stock Outstanding
Beneficial Owners of More Than 5%
Firefly Management Partners, LP and affiliates 601 West 26th Street New York, New York 10001	1,175,402 (2)	7.92%
Home Federal 401(k) and Employee Stock Ownership Plan 500 12th Avenue South Nampa, Idaho 83651	1,103,778	7.44
Capital World Investors 333 South Hope Street Los Angeles, California 90071	1,504,249 (3)	10.14
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	856,548 (4)	5.77
Ameriprise Financial, Inc. and Columbia Management Investment Advisers, LLP 1009 Ameriprise Financial Center Minneapolis, Minnesota 55474	801,654 (5)	5.40
Directors
Len E. Williams (6)	201,399	1.35
Daniel L. Stevens	221,534 (7)	1.49
N. Charles Hedemark	80,744 (8)	*
Brad J. Little	21,900	*
Richard J. Navarro	42,027	*
James R. Stamey	33,034 (9)	*
Robert A. Tinstman	75,244 (10)	*
Named Executive Officers
Eric S. Nadeau	58,782	*
R. Shane Correa	42,033 (11)	*
Cindy L. Bateman	65,694	*
Mark C. Johnson	22,495	*
Directors and Executive Officers of the Company and The Bank as a group (11 persons)	864,885	5.71%

* Less than one percent of shares outstanding.

(1)
The amounts shown also include the following number of shares which the indicated individuals have the right to acquire within 60 days of April 9, 2014, through the exercise of Home stock options: Mr. Williams - 44,731; Mr. Stevens - 81,832; Mr. Hedemark - 32,731; Mr. Stamey - 7,333; Mr. Tinstman - 27,731; Mr. Navarro - 30,053; Mr. Little - 7,333; Mr. Nadeau - 18,752; Mr. Correa - 28,048; Ms. Bateman - 36,857; Mr. Johnson - 9,836; and all directors and officers as a group - 325,236.

(2)	Based solely on a Form 13F filed on February 14, 2014. According to this filing, Firefly Value Partners, LP has sole voting and dispositive power over the shares reported.

(3)	Based solely on a Form 13F filed on February 13, 2014. According to this filing, Capital World Investors has sole voting and dispositive power over the shares reported.

(4)	Based solely on a Form 13F filed on February 10, 2014. According to this filing, Dimensional Fund Advisors LP has sole voting power over 822,522 shares and sole dispositive power over 856,548 shares.

(5)
Based solely on a Form 13F filed on February 13, 2014. According to this filing, Ameriprise Financial, Inc. and Columbia Management Investment Advisers, LLC have shared voting and dispositive power over the shares reported.

(6)	Mr. Williams is also a named executive officer.

(7)	Includes 28,400 shares held solely by his wife, all of which have been pledged.

(8)	Includes 31,609 shares held jointly with his wife.

(9)	Includes 8,860 shares held in trust.

(10)	Includes 28,400 shares held jointly with his wife.

(11)	Includes 100 shares held jointly with his wife.

The Board of Directors has adopted a stock ownership policy for directors and executive officers of the Company and the Bank. Directors and executive officers, including the named executive officers in this proxy statement, are required to own common stock with a value of at least $20,000 within two years of becoming a director or executive officer. Each director and executive officer is then required to be the beneficial owner of at least $20,000 of the Company’s common stock during their tenure as a director or executive officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the information provided under Item 10 above under the section captioned “Corporate Governance and Risk Management”.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to Home Federal and Home Federal Bank by Crowe Horwath LLP for professional services rendered for the fiscal years ended December 31, 2013 and December 31, 2012:

	Year ended December 31,
	2013	2012
Audit fees	$390,000	$382,500
Audit-related fees	—	—
Tax fees	81,125	67,875
All other fees	—	—

It is the policy of the Audit and Risk Management Committee to pre-approve all audit and permissible non-audit services to be provided by the registered public accounting firm and the estimated fees for these services. Pre-approval is typically granted by the full Audit and Risk Management Committee. In considering non audit services, the Audit and Risk Management Committee will consider various factors, including but not limited to, whether it would be beneficial to have the service provided by the independent registered public accounting firm and whether the service could compromise the independence of the independent registered public accounting firm. For the years ended December 31, 2013 and December 31, 2012, the Audit and Risk Management Committee approved all of the services provided by Crowe Horwath LLP set forth in the table above.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)    Financial Statements are included in Item 8 to the Original Filing.

(b)    Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part I, Item 1 to the Original Filing.

(c)	Exhibits

2.1	Purchase and Assumption Agreement for Community First Bank Transaction (1)
2.2	Purchase and Assumption Agreement for LibertyBank Transaction (9)
2.3	Agreement and Plan of Merger with Banner Corporation(13)
2.4	Agreement and Plan of Merger with Cascade Bancorp(14)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (10)
10.1	Amended Employment Agreement entered into by Home Federal Bancorp, Inc. with Len E. Williams (7)
10.2	Amended Severance Agreement with Eric S. Nadeau (7)
10.3	Amended Severance Agreement with R. Shane Correa (7)
10.4	Amended Severance Agreement with Cindy L. Bateman (7)
10.5	Form of Home Federal Bank Employee Severance Compensation Plan (3)
10.6	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.7	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.8	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Len E. Williams (7)
10.9	Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Eric S. Nadeau (7)
10.10	Amended and Restated Salary Continuation Agreement entered into by Home Federal Bank with R. Shane Correa (11)
10.11	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (4)
10.12	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (4)
10.13	Director Retirement Plan entered into by Home Federal Bank with each of its Independent Directors (5)
10.14	2008 Equity Incentive Plan (6)
11	Reference is made to Note 17- Earnings Per Share in the Selected Notes to Consolidated Financial Statements under Item 8 herein
14	Code of Ethics (8)
21	Subsidiaries of the Registrant † (15)
23	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP † (15)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (15)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (15)
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (15)
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements. (15)

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

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated September 26, 2013

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated November 8, 2013

(15)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 17, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto, duly authorized.

                HOME FEDERAL BANCORP, INC.

Date: April 29, 2014                /s/ Len E. Williams
                        Len E. Williams
President and Chief Executive Officer

EXHIBIT INDEX

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *

*	Filed herewith