Form 10-Q
period 2014-03-31
Home Federal Bancorp, Inc.
filed 2014-05-12
CIK 1413440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value per share, 14,831,109 shares outstanding as of May 6, 2014.

HOME FEDERAL BANCORP, INC.
FORM 10-Q

Item 1. Financial Statements

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY	March 31,	December 31,
CONSOLIDATED BALANCE SHEETS	2014	2013
(In thousands, except share data) (unaudited)
ASSETS
Cash and cash equivalents	$123,208	$107,000
Investments available-for-sale, at fair value	369,711	390,648
FHLB stock, at cost	16,615	16,771
Loans receivable, net of allowance for loan losses of $8,075 and $9,046	393,107	407,451
Accrued interest receivable	2,590	2,764
Property and equipment, net	25,312	25,943
Bank owned life insurance (“BOLI”)	15,860	15,751
Real estate owned and other repossessed assets (“REO”)	5,464	4,756
FDIC indemnification receivable, net	2,861	4,914
Core deposit intangible	1,960	2,062
Deferred tax assets, net	14,853	16,844
Other assets	7,482	7,470
TOTAL ASSETS	$979,023	$1,002,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand	$158,908	$160,602
Interest-bearing demand	245,260	245,271
Money market	144,227	158,364
Savings	87,024	85,775
Certificates	159,566	168,439
Total deposit accounts	794,985	818,451

Advances by borrowers for taxes and insurance	800	383
Accrued interest payable	115	122
Deferred compensation	6,584	6,504
Other liabilities	4,349	7,916
Total liabilities	806,833	833,376

STOCKHOLDERS’ EQUITY
Serial preferred stock, $0.01 par value; 10,000,000 authorized; issued and outstanding: none	—	—
Common stock, $0.01 par value; 90,000,000 authorized; issued and outstanding:	148	148
Mar. 31, 2014 - 17,182,734 issued; 14,832,478 outstanding
Dec. 31, 2013 - 17,183,013 issued; 14,832,757 outstanding
Additional paid-in capital	137,617	137,252
Retained earnings	42,268	42,752
Unearned shares issued to employee stock ownership plan (“ESOP”)	(5,875)	(6,065)
Accumulated other comprehensive income (loss)	(1,968)	(5,089)
Total stockholders’ equity	172,190	168,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$979,023	$1,002,374

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (unaudited)	Three Months Ended March 31,
	2014	2013
Interest and dividend income:
Loans	$7,644	$8,238
Investments	2,433	2,575
Other interest and dividend income	56	54
Total interest income	10,133	10,867
Interest expense:
Deposits	606	796
Repurchase agreements	—	16
Total interest expense	606	812
Net interest income	9,527	10,055
Provision for loan losses	(1,480)	(227)
Net interest income after provision for loan losses	11,007	10,282
Noninterest income:
Service charges and fees	1,943	1,983
Gain (loss) on sale of investments ($681 of losses and $254 of gains during the three months ended March 31, 2014 and 2013, respectively, are comprised of accumulated other comprehensive income reclassifications)	(681)	254
Increase in cash surrender value of BOLI	109	116
FDIC indemnification provision	(739)	(41)
Impairment of FDIC indemnification asset, net	(1,565)	(1,994)
Other income	63	180
Total noninterest income	(870)	498
Noninterest expense:
Compensation and benefits	5,607	6,010
Occupancy and equipment	1,321	1,420
Data processing	834	928
Advertising	88	123
Postage and supplies	194	206
Professional services	536	524
Insurance and taxes	381	351
Amortization of intangibles	101	124
Provision for REO	12	95
Other expenses	394	316
Total noninterest expense	9,468	10,097
Income before income taxes	669	683
Income tax provision	300	222
Net income	$369	$461

Earnings per common share:
Basic	$0.03	$0.03
Diluted	0.03	0.03
Weighted average number of shares outstanding:
Basic	14,174,765	13,648,523
Diluted	14,286,499	13,714,084

Dividends declared per share:	$0.06	$0.06

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (unaudited)	Three Months Ended March 31,
	2014	2013
Comprehensive income (loss):
Net income	$369	$461
Other comprehensive income (loss):
Change in unrealized holding gain (loss) on securities available-for-sale, net of taxes of $1,726 and $(742), respectively	2,705	(1,165)
Adjustment for realized losses (gains), net of taxes of $265 and $(99), respectively	416	(155)
Other comprehensive income (loss)	3,121	(1,320)
Comprehensive income (loss)	$3,490	$(859)

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data) (unaudited)			Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to ESOP	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2014	14,832,757	$148	$137,252	$42,752	$(6,065)	$(5,089)	$168,998
Repurchased restricted stock to pay taxes	(5,106)		(73)				(73)
ESOP shares committed to be released			101		190		291
Exercise of stock options	4,827		53				53
Share-based compensation			284				284
Dividends paid ($0.06 per share)				(853)			(853)
Net income				369			369
Other comprehensive loss						3,121	3,121
Balance at March 31, 2014	14,832,478	$148	$137,617	$42,268	$(5,875)	$(1,968)	$172,190

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$369	$461
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	634	725
Amortization of core deposit intangible	101	124
Impairment of FDIC indemnification receivable	1,565	1,994
Net amortization of premiums and discounts on investments	468	531
Loss (gain) on sale of investments available-for-sale ("AFS")	681	(254)
Gain on sale of fixed assets and repossessed assets	(23)	(105)
ESOP shares committed to be released	291	240
Share based compensation expense	284	346
Provision for loan losses	(1,480)	(227)
Valuation allowance on real estate and other property owned	12	95
Accrued deferred compensation expense, net	80	93
Net deferred loan fees	(67)	22
Deferred income tax benefit	—	(671)
Net increase in cash surrender value of BOLI	(109)	(116)
Change in assets and liabilities:
Interest receivable	174	(194)
Other assets	(295)	843
Interest payable	(7)	(23)
Other liabilities	(2,714)	(1,526)
Net cash provided from operating activities	(36)	2,358
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments, maturities and calls of investments AFS	11,768	26,924
Proceeds from sales of investments AFS	13,132	3,901
Purchase of investments AFS	—	(46,580)
Proceeds from redemption of FHLB stock	156	158
Repayment of loan losses under loss share agreement	(112)	(260)
Net decrease in loans	14,751	12,506
Proceeds from sales of fixed assets and repossessed assets	471	2,192
Purchases of fixed assets	—	(44)
Net cash provided from (used by) investing activities	40,166	(1,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(23,466)	4,303
Net increase in advances by borrowers for taxes and insurance	417	378
Net increase in repurchase agreements	—	16
Repurchased restricted stock to pay taxes	(73)	(50)
Proceeds from exercise of stock options	53	24
Dividends paid	(853)	(827)
Net cash provided from (used by) financing activities	(23,922)	3,844
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,208	4,999
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,000	115,529
CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,208	$120,528

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (unaudited)	Three Months Ended March 31,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$613	$835
Income taxes	79	61

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$1,138	$1,382
Fair value adjustment to securities AFS, net of taxes	3,121	(1,320)
Transfer of fixed assets into REO	—	609

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements presented in this report include the accounts of Home Federal Bancorp, Inc., a Maryland corporation (“Company”), and its wholly-owned subsidiary, Home Federal Bank (“Bank”), which is a state-chartered commercial bank headquartered in Nampa, Idaho. As used throughout this report, the term the “Company” refers to Home Federal Bancorp, Inc., and its consolidated subsidiary, unless the context otherwise requires.

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for future periods.

On July 30, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and acquire certain assets of LibertyBank, headquartered in Eugene, Oregon (“LibertyBank Acquisition”). In August 2009, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and certain assets of Community First Bank, headquartered in Prineville, Oregon (“CFB Acquisition”). All of the loans purchased in the CFB Acquisition and the majority of loans and leases purchased in the LibertyBank Acquisition are included under shared-loss agreements with the FDIC and are referred to as “covered loans.” Real estate owned and repossessed assets (“REO”) acquired in the CFB Acquisition and the LibertyBank Acquisition that are also included in the loss sharing agreements are referred to as “covered REO.” The covered loans and covered REO are collectively referred to as “covered assets.” Loans and foreclosed and repossessed assets not subject to loss sharing agreements with the FDIC are referred to as “noncovered loans” or “noncovered assets.”

Certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014.

Certain reclassifications have been made to prior year's financial statements in order to conform to the current year presentation. The reclassifications had no effect on previously reported net income or equity.

Note 2 – Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services - Investment Companies (Topic 946) - Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 sets forth the characteristics of investment companies and a new approach for determining whether a company is an investment company. The fundamental characteristics of an investment company include (i) the company obtains funds from investors and provides the investors with investment management services; (ii) the company commits to its investors that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both; and (iii) the company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income. ASU 2013-08 also sets forth the scope, measurement and disclosure requirements for investment companies. ASU 2013-08 became effective for the Company on January 1, 2014 and did not have a significant impact on the Company's Consolidated Financial Statements.

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

The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Net income	$369	$461
Allocated to participating securities	(1)	(4)
Net income allocated to common stock	$368	$457

Weighted average common shares outstanding, gross	14,842,117	14,470,748
Less: Average unearned ESOP shares	(612,991)	(690,831)
Less: Average participating securities	(54,361)	(131,394)
Weighted average common shares outstanding, net	14,174,765	13,648,523
Net effect of dilutive stock options	111,734	65,561
Weighted average shares and common stock equivalents	14,286,499	13,714,084
Income per common share:
Basic	$0.03	$0.03
Diluted	0.03	0.03
Options excluded from the calculation due to their anti-dilutive effect on EPS	109,719	507,193

Note 4 – Investments

The Company’s investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk, and generally limit investments to mortgage-backed securities, securities issued by U.S. Government-sponsored enterprises (“GSE”) or the U.S. Treasury, municipal bonds, certificates of deposit and marketable corporate debt obligations.

Investments available-for-sale consisted of the following at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
March 31, 2014
Obligations of U.S. GSE	$49,579	$316	$(1,356)	$48,539	13.1%
Obligations of states and political subdivisions	41,824	714	(1,054)	41,484	11.2
Mortgage-backed securities, GSE-issued	281,532	4,372	(6,216)	279,688	75.7
Total	$372,935	$5,402	$(8,626)	$369,711	100.0%

December 31, 2013
Obligations of U.S. GSE	$50,545	$248	$(1,588)	$49,205	12.6%
Obligations of states and political subdivisions	41,924	396	(1,892)	40,428	10.3
U.S. Treasury bonds	9,606	—	(1,502)	8,104	2.1
Mortgage-backed securities, GSE-issued	296,672	4,634	(8,626)	292,680	74.9
Mortgage-backed securities, private label	236	—	(5)	231	0.1
Total	$398,983	$5,278	$(13,613)	$390,648	100.0%

For the three months ended March 31, 2014 and 2013, proceeds from sales of investments available-for-sale amounted to $13.1 million and $3.9 million, respectively. Gross realized gains for the three months ended March 31, 2014 and 2013 were $199,000 and $254,000 respectively, against gross realized losses of ($880,000) and $0, respectively. All gains and losses were included in noninterest income on the Consolidated Statements of Operations.

The fair value of investments with unrealized losses, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2014 and December 31, 2013, were as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Obligations of U.S. GSE	$17,695	$(401)	$11,546	$(955)	$29,241	$(1,356)
Obligations of states and political subdivisions	25,245	(960)	1,343	(94)	26,588	(1,054)
Mortgage-backed securities, GSE-issued	129,535	(5,077)	16,098	(1,139)	145,633	(6,216)
Total	$172,475	$(6,438)	$28,987	$(2,188)	$201,462	$(8,626)

December 31, 2013
Obligations of U.S. GSE	$30,834	$(1,588)	$—	$—	$30,834	$(1,588)
Obligations of states and political subdivisions	28,048	(1,892)	—	—	28,048	(1,892)
U.S. Treasury bonds	8,104	(1,502)	—	—	8,104	(1,502)
Mortgage-backed securities, GSE-issued	144,754	(7,523)	11,894	(1,103)	156,648	(8,626)
Mortgage-backed securities, private label	—	—	231	(5)	231	(5)
Total	$211,740	$(12,505)	$12,125	$(1,108)	$223,865	$(13,613)

Management has evaluated these investments and has determined that the decline in value is not other than temporary and not related to the underlying credit quality of the issuers or an industry specific event. The declines in value are on investments that have contractual maturity dates and future principal payments that will be sufficient to recover the current amortized cost of the investments. The Company generally does not have the intent to sell these investments and it is likely that it will not be required to sell these investments before their anticipated recovery. However, during the first quarter of 2014, we sold $13.2 million of investments due to a significant increase in bond values during the quarter. While we sold the investments at a loss, we sold them to reduce the sensitivity of the portfolio and the impact of a possible further reduction in equity if the rally in the bond market ended before the merger with Cascade is completed.

The contractual maturities of investments available-for-sale at the dates indicated are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,995	$4,006	$3,998	$4,017
Due after one year through five years	4,708	4,880	4,833	5,003
Due after five years through ten years	23,759	23,806	23,832	23,564
Due after ten years	58,941	57,331	69,412	65,153

Mortgage-backed securities	281,532	279,688	296,908	292,911
Total	$372,935	$369,711	$398,983	$390,648

As of March 31, 2014, and December 31, 2013, the Bank pledged investments for the following obligations or potential obligations (in thousands):

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
FHLB borrowings	$14,875	$16,072	$15,828	$16,983
Federal Reserve Bank	662	688	726	755
Repurchase agreements	—	—	5,066	5,263
Deposits of municipalities and public units	6,667	7,155	6,968	7,459
Total	$22,204	$23,915	$28,588	$30,460

Note 5 – Loans and Leases Receivable and the Allowance for Loan Losses

Loans and leases receivable are summarized as follows at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percent of Gross	Amount	Percent of Gross
Real estate:
One-to-four family residential	$63,701	15.9%	$68,755	16.5%
Multifamily residential	43,981	11.0	41,819	10.0
Commercial	164,613	41.0	168,294	40.4
Total real estate	272,295	67.9	278,868	66.9
Real estate construction:
One-to-four family residential	25,268	6.3	26,567	6.4
Multifamily residential	2,357	0.6	3,769	0.9
Commercial and land development	30,120	7.5	30,688	7.4
Total real estate construction	57,745	14.4	61,024	14.7
Consumer:
Home equity	34,108	8.5	37,506	9.0
Automobile	881	0.2	928	0.2
Other consumer	2,899	0.7	2,941	0.7
Total consumer	37,888	9.4	41,375	9.9
Commercial business	33,333	8.3	35,376	8.5
Gross loans	401,261	100.0%	416,643	100.0%
Deferred loan fees, net	(79)		(146)
Allowance for loan losses	(8,075)		(9,046)
Loans receivable, net	$393,107		$407,451

The following tables present loans at their recorded investment. Recorded investment includes the unpaid principal balance, net of purchase adjustments, plus accrued interest less charge offs and net deferred loan fees. Accrued interest on loans was $1.1 million at both March 31, 2014 and December 31, 2013.

Delinquent and nonaccrual loans. The following tables present the recorded investment in nonperforming loans and an aging of performing loans by class as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$1,657	$—	$1,657	$609	$—	$57,259	$59,525
Multifamily residential	750	—	750	—	—	41,536	42,286
Commercial real estate	106	—	106	—		130,217	130,323
Total real estate	2,513	—	2,513	609	—	229,012	232,134
Real estate construction:
One-to-four family residential	512	—	512	—	—	24,725	25,237
Multifamily residential	—	—	—	—	—	2,354	2,354
Commercial real estate	107	—	107	—	—	27,306	27,413
Total real estate construction	619	—	619	—	—	54,385	55,004
Consumer:
Home equity	381	—	381	109	—	28,199	28,689
Automobile	—	—	—	11	—	773	784
Other consumer	3	—	3	1	—	2,411	2,415
Total consumer	384	—	384	121	—	31,383	31,888
Commercial business	175	—	175	—	—	29,539	29,714
Total noncovered loans	3,691	—	3,691	730	—	344,319	348,740
Covered loans
Real estate:
One-to-four family residential	273	—	273	—	—	3,949	4,222
Multifamily residential	229	—	229	—	—	2,275	2,504
Commercial real estate	594	—	594	—		33,668	34,262
Total real estate	1,096	—	1,096	—	—	39,892	40,988
Commercial real estate construction	—	—	—	—	—	2,659	2,659
Consumer:
Home equity	—	—	—	—	—	5,622	5,622
Automobile	—	—	—	—	—	97	97
Other consumer	—	—	—	—	—	515	515
Total consumer	—	—	—	—	—	6,234	6,234
Commercial business	—	—	—	—	—	3,630	3,630
Total covered loans	1,096	—	1,096	—	—	52,415	53,511
Total gross loans	$4,787	$—	$4,787	$730	$—	$396,734	$402,251

	December 31, 2013
	Nonperforming Loans
	Nonaccrual	Past Due 90 or More Days, Still Accruing	Total	Loans Delinquent 30-59 Days	Loans Delinquent 60-89 Days	Loans Not Past Due	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$1,998	$—	$1,998	$420	$274	$59,827	$62,519
Multifamily residential	765	—	765	—	—	39,493	40,258
Commercial real estate	111	—	111	—		133,312	133,423
Total real estate	2,874	—	2,874	420	274	232,632	236,200
Real estate construction:
One-to-four family residential	528	—	528	504	—	25,445	26,477
Multifamily residential	—	—	—	—	—	3,772	3,772
Commercial real estate	128	—	128	—	—	27,149	27,277
Total real estate construction	656	—	656	504	—	56,366	57,526
Consumer:
Home equity	342	—	342	40	62	28,878	29,322
Automobile	1	—	1	—	—	826	827
Other consumer	3	—	3	11	—	2,402	2,416
Total consumer	346	—	346	51	62	32,106	32,565
Commercial business	199	—	199	—	—	30,719	30,918
Total noncovered loans	4,075	—	4,075	975	336	351,823	357,209
Covered loans
Real estate:
One-to-four family residential	233	—	233	—	—	6,054	6,287
Multifamily residential	228	—	228	—	—	2,153	2,381
Commercial real estate	1,713	—	1,713	—		33,160	34,873
Total real estate	2,174	—	2,174	—	—	41,367	43,541
Commercial real estate construction	219	—	219	—	—	3,127	3,346
Consumer:
Home equity	—	—	—	—	—	8,394	8,394
Automobile	—	—	—	—	—	101	101
Other consumer	—	—	—	—	—	556	556
Total consumer	—	—	—	—	—	9,051	9,051
Commercial business	—	—	—	17	—	4,448	4,465
Total covered loans	2,393	—	2,393	17	—	57,993	60,403
Total gross loans	$6,468	$—	$6,468	$992	$336	$409,816	$417,612

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

As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

	March 31, 2014
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$57,809	$60	$—	$1,656	$—	$59,525
Multifamily residential	41,383	20	45	838	—	42,286
Commercial real estate	109,450	6,338	8,923	5,612	—	130,323
Total real estate	208,642	6,418	8,968	8,106	—	232,134
Real estate construction:
One-to-four family residential	23,419	1,305	—	513	—	25,237
Multifamily residential	2,354	—	—	—	—	2,354
Commercial real estate	27,306	—	—	107	—	27,413
Total real estate construction	53,079	1,305	—	620	—	55,004
Consumer:
Home equity	28,237	71	—	381	—	28,689
Automobile	784	—	—	—	—	784
Other consumer	2,211	—	4	200	—	2,415
Total consumer	31,232	71	4	581	—	31,888
Commercial business	27,497	610	1,404	203	—	29,714
Total noncovered loans	320,450	8,404	10,376	9,510	—	348,740
Covered loans
Real estate:
One-to-four family residential	2,466	537	—	1,219	—	4,222
Multifamily residential	2,053	62	—	389	—	2,504
Commercial real estate	26,517	953	2,379	4,413	—	34,262
Total real estate	31,036	1,552	2,379	6,021	—	40,988
Commercial real estate construction	2,644	—	—	15	—	2,659
Consumer:
Home equity	5,516	1	—	105	—	5,622
Automobile	87	10	—	—	—	97
Other consumer	514	1	—	—	—	515
Total consumer	6,117	12	—	105	—	6,234
Commercial business	2,399	676	187	368	—	3,630
Total covered loans	42,196	2,240	2,566	6,509	—	53,511
Total gross loans	$362,646	$10,644	$12,942	$16,019	$—	$402,251

	December 31, 2013
	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Noncovered loans
Real estate:
One-to-four family residential	$60,345	$60	$—	$2,114	$—	$62,519
Multifamily residential	39,339	20	45	854	—	40,258
Commercial real estate	109,190	8,837	9,004	6,392	—	133,423
Total real estate	208,874	8,917	9,049	9,360	—	236,200
Real estate construction:
One-to-four family residential	25,118	831	—	528	—	26,477
Multifamily residential	3,772	—	—	—	—	3,772
Commercial real estate	27,149	—	—	128	—	27,277
Total real estate construction	56,039	831	—	656	—	57,526
Consumer:
Home equity	28,907	73	—	342	—	29,322
Automobile	826	—	—	1	—	827
Other consumer	2,406	—	7	3	—	2,416
Total consumer	32,139	73	7	346	—	32,565
Commercial business	27,991	1,201	1,490	236	—	30,918
Total noncovered loans	325,043	11,022	10,546	10,598	—	357,209
Covered loans
Real estate:
One-to-four family residential	3,093	—	148	3,046	—	6,287
Multifamily residential	1,806	184	—	391	—	2,381
Commercial real estate	26,140	898	1,978	5,857	—	34,873
Total real estate	31,039	1,082	2,126	9,294	—	43,541
Real estate construction:	3,127	—	—	219	—	3,346
Consumer:
Home equity	8,269	3	—	122	—	8,394
Automobile	92	9	—	—	—	101
Other consumer	522	34	—	—	—	556
Total consumer	8,883	46	—	122	—	9,051
Commercial business	2,939	723	688	115	—	4,465
Total covered loans	45,988	1,851	2,814	9,750	—	60,403
Total gross loans	$371,031	$12,873	$13,360	$20,348	$—	$417,612

Impaired loans. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement with the borrower. Additionally, all troubled debt restructurings (“TDRs”) are considered impaired.

The following table presents loans deemed impaired by class of loans as of and during the three months ended March 31, 2014 (in thousands):

	March 31, 2014			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months Ended March 31, 2014
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$3,398	$2,990	$—	$3,348
Commercial real estate	1,555	1,558	—	2,741
Total real estate	4,953	4,548	—	6,089
Real estate construction:
One-to-four family residential	287	282	—	290
Commercial real estate	107	107	—	117
Total real estate construction	394	389	—	407
Consumer:
Home equity	421	355	—	387
Automobile	5	5	—	6
Other consumer	2	2	—	3
Total consumer	428	362	—	396
Commercial business	183	183	—	195
Total noncovered loans with no related allowance	5,958	5,482	—	7,087
With an allowance recorded:
Real estate:
One-to-four family residential	465	464	(73)	526
Multifamily residential	63	750	(55)	758
Commercial real estate	750	231	(47)	116
Total real estate	1,278	1,445	(175)	1,400
One-to-four family residential construction	—	—	—	118
Home equity	230	111	(39)	112
Total noncovered loans with an allowance recorded	1,508	1,556	(214)	1,630
Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	329	331	—	331
Multifamily residential	229	229	—	229
Commercial real estate	1,046	762	—	915
Total real estate	1,604	1,322	—	1,475
Commercial real estate construction	—	—	—	245
Home equity	368	33	—	224
Total covered loans with no related allowance	1,972	1,355	—	1,944
Total impaired loans	$9,438	$8,393	$(214)	$10,661

At March 31, 2014, the unpaid principal balance for purposes of this table includes $1.1 million that was partially charged-off but not forgiven.

The following table presents loans deemed impaired by class of loans as of December 31, 2013, and during the three months ended March 31, 2013 (in thousands):

	December 31, 2013			Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Three Months Ended March 31, 2013
Noncovered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	$3,706	$3,227	$—	$3,559
Commercial real estate	3,923	3,928	—	8,161
Total real estate	7,629	7,155	—	11,720
Real estate construction:
One-to-four family residential construction	297	292	—	254
Commercial real estate	127	128	—	172
Total real estate construction	424	420	—	426
Consumer:
Home equity	419	317	—	425
Automobile	6	6	—	—
Other consumer	3	3	—	—
Total consumer	428	326	—	425
Commercial business	207	207	—	354
Total noncovered loans with no related allowance	8,688	8,108	—	12,925
With an allowance recorded:
Real estate:
One-to-four family residential	588	588	(91)	1,049
Multifamily residential	765	765	(55)	818
Commercial real estate	—	—	—	344
Total real estate	1,353	1,353	(146)	2,211
Real estate construction:
One-to-four family residential construction	235	235	(47)	387
Commercial real estate	—	—	—	36
Total real estate construction	235	235	(47)	423
Home equity	113	113	(39)	222
Total noncovered loans with an allowance recorded	1,701	1,701	(232)	2,856
Covered loans
With no related allowance recorded:
Real estate:
One-to-four family residential	331	333	—	63
Multifamily residential	228	229	—	—
Commercial real estate	1,067	783	—	2,711
Total real estate	1,626	1,345	—	2,774
Commercial real estate construction	490	219	—	241
Home equity	415	34	—	110
Commercial business and leases	—	—	—	5
Total covered loans with no related allowance	2,531	1,598	—	3,130
Total impaired loans	$12,920	$11,407	$(232)	$18,911

At December 31, 2013, the unpaid principal balance for purposes of this table includes $1.5 million that was partially charged-off but not forgiven. Interest income recorded on impaired loans was immaterial during the three months ended March 31, 2014 and 2013.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Allowance for Loan Losses				Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Noncovered loans
Real estate	$175	$3,609	$—	$3,784	$5,993	$226,141	$—	$232,134
Construction	—	795	—	795	389	54,615	—	55,004
Consumer	39	1,003	—	1,042	473	30,105	1,310	31,888
Commercial business	—	504	—	504	183	29,531	—	29,714
Total noncovered	214	5,911	—	6,125	7,038	340,392	1,310	348,740
Covered loans
Real estate	—	683	504	1,187	1,322	17,800	21,866	40,988
Construction	—	28	23	51	—	32	2,627	2,659
Consumer	—	108	322	430	33	4,238	1,963	6,234
Commercial business	—	39	243	282	—	1,719	1,911	3,630
Total covered	—	858	1,092	1,950	1,355	23,789	28,367	53,511
Total	$214	$6,769	$1,092	$8,075	$8,393	$364,181	$29,677	$402,251

	December 31, 2013
	Allowance for Loan Losses				Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Noncovered loans
Real estate	$146	$3,899	$—	$4,045	$8,508	$227,692	$—	$236,200
Construction	47	876	—	923	655	56,871	—	57,526
Consumer	39	1,164	—	1,203	439	31,056	1,070	32,565
Commercial business	—	579	—	579	207	30,711	—	30,918
Total noncovered	232	6,518	—	6,750	9,809	346,330	1,070	357,209
Covered loans
Real estate	—	706	610	1,316	1,345	18,247	23,949	43,541
Construction	—	69	45	114	219	408	2,719	3,346
Consumer	—	114	301	415	34	4,417	4,600	9,051
Commercial business	—	96	355	451	—	2,280	2,185	4,465
Total covered	—	985	1,311	2,296	1,598	25,352	33,453	60,403
Total	$232	$7,503	$1,311	$9,046	$11,407	$371,682	$34,523	$417,612

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013, was as follows (in thousands):

	As of December 31, 2013	Provisions	Charge-Offs	Recoveries	As of March 31, 2014
Noncovered loans
Real estate	$4,045	$(271)	$(2)	$12	$3,784
Construction	923	(176)	—	48	795
Consumer	1,203	(177)	(5)	21	1,042
Commercial business	579	(76)	—	1	504
Total noncovered loans	6,750	(700)	(7)	82	6,125
Covered loans
Real estate	1,316	(194)	(107)	172	1,187
Construction	114	(504)	(22)	463	51
Consumer	415	14	—	1	430
Commercial business	451	(96)	(91)	18	282
Total covered loans	2,296	(780)	(220)	654	1,950
Total	$9,046	$(1,480)	$(227)	$736	$8,075

	As of December 31, 2012	Provisions	Charge-Offs	Recoveries	As of March 31, 2013
Noncovered loans
Real estate	$5,179	$250	$(84)	$9	$5,354
Construction	966	(3)	—	5	968
Consumer	1,798	(206)	(8)	103	1,687
Commercial business	668	(266)	—	1	403
Total noncovered loans	8,611	(225)	(92)	118	8,412
Covered loans
Real estate	2,156	158	—	98	2,412
Construction	474	(303)	(9)	143	305
Consumer	559	8	(20)	2	549
Commercial business	728	135	—	32	895
Total covered loans	3,917	(2)	(29)	275	4,161
Total	$12,528	$(227)	$(121)	$393	$12,573

Troubled Debt Restructuring. The internal process used to assess whether a modification should be reported and accounted for as a TDR includes an assessment of the borrower's payment history, considering whether the borrower is in financial difficulty, whether a concession has been granted, and whether it is likely the borrower will be able to perform under the modified terms. The modification of the terms of such loans generally includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for the new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

TDRs totaled $6.0 million and $8.6 million at March 31, 2014 and December 31, 2013, respectively, and are included in the impaired loan disclosures in this footnote. Of these amounts, $713,000 and $848,000 were covered under loss sharing agreements with the FDIC at March 31, 2014 and December 31, 2013, respectively. The Company has allocated $200,000 of specific reserves to customers whose loan terms have been modified in TDRs at March 31, 2014, compared to $232,000 at December 31, 2013. There were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

Modifications to loans not accounted for as TDRs totaled $81,000 at March 31, 2014, of which $34,000 was in the noncovered loan portfolio. These loans were not considered to be TDRs because the borrower was not under financial difficulty at the time of the modification or extension. Extensions are made at market rates as evidenced by comparison to newly originated loans of generally comparable credit quality and structure.

The following table presents TDRs at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Accrual Status	Nonaccrual Status	Total Modifications	Accrual Status	Nonaccrual Status	Total Modifications
Noncovered
One-to-four family residential	$1,501	$591	$2,092	$1,514	$602	$2,116
Multifamily residential	—	750	750	—	765	765
Commercial real estate	1,449	25	1,474	3,813	27	3,840
Total real estate	2,950	1,366	4,316	5,327	1,394	6,721
One-to-four family residential construction	—	503	503	—	516	516
Commercial and land development	—	108	108	—	128	128
Total real estate construction	—	611	611	—	644	644
Home equity	56	111	167	58	113	171
Automobile	4	—	4	4	—	4
Total consumer	60	111	171	62	113	175
Commercial business	8	175	183	8	199	207
Total noncovered TDRs	3,018	2,263	5,281	5,397	2,350	7,747
Covered
One- to four-family residential	330	—	330	331	—	331
Commercial real estate	168	183	351	169	185	354
Total real estate	498	183	681	500	185	685
Real estate construction	—	—	—	—	129	129
Home equity	32	—	32	34	—	34
Total covered TDRs	530	183	713	534	314	848
Total	$3,548	$2,446	$5,994	$5,931	$2,664	$8,595

During the three months ended March 31, 2014, there were no new TDRs. During the three months ended March 31, 2013, there were five new TDRs with pre-modification and post-modification balances of $227,000. Each involved an extension of a maturity, and in three cases, a reduction in rate of between 1.0% and 2.5%.

	During the Three Months Ended
	March 31, 2013
	Number of Contracts	Pre-Modification Balance	Post-Modification Balance
Noncovered loans
One-to-four family residential	2	$100	$100
Commercial real estate construction	1	77	77
Home equity	1	36	36
Commercial business	1	14	14
Total	5	$227	$227

During the three months ended March 31, 2014 and 2013, the Company did not incur payment defaults on loans that had been modified within twelve months of those dates. A default on a TDR results in either a transfer to nonaccrual status or a charge-off. Additionally, during the three months ended March 31, 2014, there were no charge-offs on any TDRs.

The following table presents TDRs at March 31, 2014, which were performing according to agreement (dollars in thousands):

	March 31, 2014		December 31, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Noncovered loans
Real estate:
One-to-four family residential	11	$1,902	11	$1,924
Multifamily residential	1	750	1	765
Commercial real estate	2	1,474	3	3,840
Total real estate	14	4,126	15	6,529
Real estate construction:
One-to-four family residential	4	503	4	516
Commercial and land development	5	108	6	128
Total real estate construction	9	611	10	644
Consumer:
Home equity	3	167	3	171
Automobile	1	4	1	4
Total consumer	4	171	4	175
Commercial business	2	183	2	207
Total noncovered	29	5,091	31	7,555
Covered loans
Real estate:
One-to-four family residential	1	330	1	331
Commercial real estate	2	351	2	354
Total real estate	3	681	3	685
Home equity	1	32	1	34
Total covered	4	713	5	848
	33	$5,804	36	$8,403

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

The following table details activity of accretable yield for the periods shown (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance of accretable yield	$6,910	$15,004
Changes in accretable yield due to:
Transfer from nonaccretable difference	1,416	3,364
Accretable yield recognized as interest income	(2,550)	(3,640)
Ending balance of accretable yield	$5,776	$14,728

The carrying amount of loans for which income is not being recognized on loans individually accounted for under ASC 310-30 totaled $784,000 and $1.8 million at March 31, 2014 and December 31, 2013, respectively, which were purchased in the CFB Acquisition. At March 31, 2014, purchased credit impaired loans acquired in the LibertyBank Acquisition totaled $28.9 million.

The allowance for loan losses on loans accounted for under ASC 310-30 was $1.1 million and $1.3 million at March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014 and 2013, provisions for loan losses on loans accounted for under ASC 310-30 totaled $0 and $295,000, respectively. Reductions in the allowance for loan losses on loans accounted for under ASC 310-30 due to increases in estimated cash flows totaled $219,000 and $0 during the three months ended March 31, 2014 and 2013, respectively.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2014
Investments available-for-sale:
Obligations of U.S. GSE	$—	$48,539	$—	$48,539
Obligations of states and political subdivisions	—	41,484	—	41,484
Mortgage-backed securities, GSE issued	—	279,688	—	279,688

December 31, 2013
Investments available-for-sale:
Obligations of U.S. GSE	$—	$49,205	$—	$49,205
Obligations of states and political subdivisions	—	40,428	—	40,428
U.S. Treasury bonds	8,104	—	—	8,104
Mortgage-backed securities, GSE issued	—	292,680	—	292,680
Mortgage-backed securities, private label	—	231	—	231

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial assets that were measured at fair value on a non-recurring basis at March 31, 2014, and December 31, 2013 (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2014
Impaired loans:
One-to-four family residential	$—	$—	$1,644	$1,644
Commercial and multifamily	—	—	1,344	1,344
Real estate construction	—	—	241	241
Home equity	—	—	142	142
Total impaired loans	—	—	3,371	3,371
REO:
One-to-four family residential	—	—	48	48
Commercial and multifamily	—	—	2,568	2,568
Total REO	—	—	2,616	2,616
Total impaired loans and REO at fair value	$—	$—	$5,987	$5,987

December 31, 2013
Impaired loans:
One-to-four family residential	$—	$—	$1,952	$1,952
Commercial and multifamily	—	—	1,324	1,324
Real estate construction	—	—	289	289
Home equity	—	—	109	109
Total impaired loans	—	—	3,674	3,674
REO:
Commercial and multifamily	—	—	370	370
Real estate construction	—	—	910	910
Total REO	—	—	1,280	1,280
Total impaired loans and REO at fair value	$—	$—	$4,954	$4,954

At March 31, 2014, impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $3.4 million, with specific valuation allowances totaling $214,400. At December 31, 2013, impaired loans at fair value had a carrying amount of $3.7 million, net of specific allowances totaling $232,000. Included in the value of impaired loans presented above at March 31, 2014 was $1.8 million of loans that have been charged down to fair value. Provisions for loan losses associated with impaired loans carried at fair value was immaterial during the three months ended March 31, 2014 and 2013.

REO is recorded at estimated fair value less costs to sell and had a carrying amount of $2.6 million at March 31, 2014, which was comprised of the outstanding balance of $3.7 million, with no valuation allowance. At December 31, 2013, REO measured at fair value less costs to sell had a carrying value of $1.3 million, which was comprised of the outstanding balance of $1.3 million, with no valuation allowance. The provision for declines in the value of REO totaled $12,000 and $95,000 for the three months ended March 31, 2014 and 2013, respectively. The provisions for the declines in the value of REO includes impairment on REO measured at fair value and REO properties sold during the periods.

The following tables present information as of March 31, 2014, and December 31, 2013, regarding significant unobservable inputs related to the Company’s material categories of Level 3 financial assets measured on a nonrecurring basis (dollars in thousands):

	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans- Commercial real estate and multifamily	$1,344	Sales comparison approach	Adjustment for differences between the comparable sales	(9.7%) - 14.1%	0.8%
		Income approach	Adjustment for differences in capitalization rates	7.0% - 9.0%	7.8
Impaired loans- Construction	241	Sales comparison approach	Adjustment for differences between the comparable sales	(8.1%) - 6.6%	(1.3)
REO- Commercial real estate	2,568	Sales comparison approach	Adjustment for differences between the comparable sales	(10.7%) - 9.4%	(1.7)

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans- Commercial real estate and multifamily	$1,324	Sales comparison approach	Adjustment for differences between the comparable sales	(9.4%) - 15.9%	1.7%
		Income approach	Adjustment for differences in capitalization rates	7.0% - 9.0%	7.8
Impaired loans- Construction	289	Sales comparison approach	Adjustment for differences between the comparable sales	(8.1%) - 6.6%	(1.3)
REO- Commercial real estate	370	Sales comparison approach	Adjustment for differences between the comparable sales	(6.2%) - 5.8%	(0.5)
REO- Construction	910	Sales comparison approach	Adjustment for differences between the comparable sales	(7.6%) - 63.6%	18.1

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value at March 31, 2014, and December 31, 2013 were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$123,208	$123,208	$107,000	$107,000
Accrued interest on cash and U.S. Treasury bonds	—	—	37	37
Level 2 inputs:
Accrued interest receivable on other investments	1,521	1,521	1,612	1,612
Level 3 inputs:
Loans receivable, net, excluding loans at fair value and leases	389,691	391,957	403,655	404,134
Accrued interest receivable on loans	1,069	1,069	1,115	1,115
FDIC indemnification receivable, net	2,861	1,775	4,914	3,379

Financial liabilities:
Level 1 inputs:
Demand and savings deposits	$635,419	$635,419	$650,012	$650,012
Advances by borrowers for taxes and insurance	800	800	383	383
Level 2 inputs:
Certificates of deposit	159,566	160,682	168,439	169,913
Accrued interest payable	115	115	122	122

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

Off-Balance Sheet Instruments. Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower’s credit standing. The fair value of the fees at March 31, 2014 and December 31, 2013 were insignificant.

Note 7 – FDIC Indemnification Receivable

Activity in the FDIC indemnification receivable for the three months ended March 31, 2014 and 2013, was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$4,914	$10,846
Amounts paid to the FDIC	112	260
FDIC indemnification provision	(739)	(41)
Impairment of the FDIC indemnification asset	(1,565)	(1,994)
Increase in estimated losses and expenses	139	345
Ending balance	$2,861	$9,416

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

Note 8 – Merger with Cascade Bancorp, Inc.

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

•	the pending merger between the Company and Cascade Bancorp ("Cascade") will not be consummated.

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

On July 30, 2010, the Bank entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire certain assets of LibertyBank, headquartered in Eugene, Oregon (the “LibertyBank Acquisition”). Nearly all of the loans and REO purchased in the LibertyBank Acquisition are covered by loss sharing agreements. The FDIC has agreed to reimburse the Bank for 80% of losses and certain reimbursable expenses on covered assets.

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

At March 31, 2014, the Bank primarily operated in three distinct market regions including Boise, Idaho, and surrounding communities, which we refer to as the Idaho Region. The CFB Acquisition resulted in the Bank's entrance to the Tri-County Region of Central Oregon, including the counties of Crook, Deschutes and Jefferson. We refer to this market as the Central Oregon Region. In addition to deepening its presence in Central Oregon, as a result of the LibertyBank Acquisition the Bank also operates in Lane, Josephine, Jackson, and Multnomah counties in Oregon, including the communities of Eugene, Grants Pass and Medford, Oregon. We refer to these markets as our Western Oregon Region. At March 31, 2014, the Bank had 24 full-service branches and three loan production offices located in Portland and Bend, Oregon, and Salt Lake City, Utah.

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

The Company reported net income of $369,000, or $0.03 per diluted share, for the three months ended March 31, 2014, compared to net income of $461,000, or $0.03 per diluted share, for the same period a year ago. The following items summarize key activities of the Company during the quarter ended March 31, 2014:

•
Net interest income declined $2.1 million and $528,000 compared to the linked quarter ended December 31, 2013, and the year-ago quarter ended March 31, 2013, respectively, due primarily to a decrease in accretable yield on purchased loans in the first quarter of 2014;

•
A reverse provision for loan losses of $(700,000) was recorded on noncovered originated loans, and a reverse provision of $(780,000) was recorded on covered loans during the quarter ended March 31, 2014, resulting in a net reverse provision of $(1.5) million;

•
Noninterest income during the quarter ended March 31, 2014, included impairment of the FDIC indemnification asset of $1.6 million. The impairment of the FDIC indemnification asset was $2.9 million in the linked quarter and $2.0 million in the year-ago quarter;

•	The Company realized a pre-tax loss on the sale of investments of $(681,000) during the first quarter of 2014, compared to a pre-tax gain of $254,000 in the year-ago quarter;

•
Noninterest expense decreased by $629,000 during the quarter ended March 31, 2014, compared to the year-ago quarter, and by $4.4 million compared to the linked quarter. Noninterest expenses during the fourth quarter of 2013 included $3.4 million of merger-related expenses compared to $184,000 in the first quarter of 2014;

•
Income tax provision was $300,000 in the first quarter of 2014 compared to $576,000 in the linked quarter as nearly all of the merger-related expenses incurred during the fourth quarter of 2013 were not deductible from taxable income;

•	Total assets decreased $23.4 million during the quarter ended March 31, 2014, to $979.0 million as net loans decreased $14.3 million;

•	Asset quality continued to improve as nonperforming assets declined $973,000 to $10.3 million at March 31, 2014;

•	The Company declared and paid its regular quarterly dividend of $0.06 per share; and

•
The Board of Directors of the Company authorized the repurchase and retirement of approximately 335,000 shares of the Company’s common stock from the unallocated reserve shares under the Home Federal 401(k) and Employee Stock Ownership Plan (“KSOP”) in order to extinguish the related exempt loan obligation of the KSOP and terminate the KSOP immediately prior to the effective time of the merger with Cascade. The repurchase of shares will not affect cash or total stockholders’ equity of the Company, but it will reduce the number of outstanding shares eligible for merger consideration. As a result, the Company estimates the aggregate consideration per share to shareholders after the repurchase will be approximately $0.38 per share higher than the illustrative examples of the merger consideration disclosed in the Proxy Statement.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2014 AND DECEMBER 31, 2013

Total assets decreased $23.4 million, or 2.3%, to $979.0 million at March 31, 2014, from December 31, 2013. Total liabilities decreased $26.5 million, or 3.2%, to $806.8 million.

Assets. The changes in total assets were primarily concentrated in the following asset categories (dollars in thousands):

	March 31, 2014	December 31, 2013	Increase/(Decrease)
			Amount	Percent
Cash and cash equivalents	$123,208	$107,000	$16,208	15.1%
Investments available-for-sale, at fair value	369,711	390,648	(20,937)	(5.4)
Loans receivable, net of allowance for loan losses	393,107	407,451	(14,344)	(3.5)

Cash and Amounts Due From Depository Institutions. The $16.2 million increase in cash and cash equivalents to $123.2 million at March 31, 2014 from $107.0 million at December 31, 2013, was due to the sale of investments and loan payments, which was offset somewhat by declines in deposits during the quarter. We anticipate, subject to market conditions, that we will maintain higher than average liquidity due to the potential of rising interest rates.

Investments. Investments decreased $20.9 million, or 5.4% to $369.7 million at March 31, 2014 from $390.6 million at December 31, 2013. During the first quarter of 2014, we sold $13.2 million of investments due to a significant increase in bond values during the quarter. While we sold the investments at a loss, we sold them to reduce the sensitivity of the portfolio and the impact of a possible further reduction in equity if the rally in the bond market ended before the merger with Cascade is completed. The after-tax net unrealized loss on investments available-for-sale of $5.1 million at December 31, 2013, which is recorded in equity as accumulated other comprehensive income, improved to a net loss of $2.0 million at March 31, 2014. The increase in the fair value of our investments was related to the decrease in market interest rates during the first quarter of 2014.

Loans and Leases. Loans receivable, net, decreased $14.3 million to $393.1 million at March 31, 2014, from $407.5 million at December 31, 2013. Declines in nonperforming loans comprised $1.7 million of the reduction in net loans. One-to-four family residential loans declined $5.1 million, or 7.4% between December 31, 2013 and March 31, 2014. Real estate construction loans decreased $3.3 million, or 5.4%, between December 31, 2013 and March 31, 2014. One-to-four family residential construction decreased $1.3 million and multifamily residential construction decreased $1.4 million during the quarter while home equity loans declined $3.4 million to $34.1 million at March 31, 2014 from $37.5 million at December 31, 2013. Commercial business loans decreased $2.0 million or 5.8% to $33.3 million at March 31, 2014 from $35.4 million at December 31, 2013 partly due to the fact the loan and lease portfolio in the Bank's leasing subsidiary continues to decline as we wind-down operations in anticipation of closing the merger with Cascade. Loans and leases, net, in the Bank's leasing subsidiary totaled $436,000 at March 31, 2014, compared to $902,000 at December 31, 2013.

Allowance for Loan Losses. The allowance for loan losses was $8.1 million at March 31, 2014, compared to $9.0 million at December 31, 2013. The allowance for loan losses on the noncovered loan portfolio was 1.76% of noncovered loans at March 31, 2014, with only $214,000 of the $6.1 million allowance for losses on noncovered loans specifically-allocated to impaired noncovered loans. During the three months ended March 31, 2014 we experienced net recoveries of $75,000 on noncovered loans and $434,000 on covered loans.
Loans delinquent 30 to 89 days and still accruing interest totaled $730,000 at March 31, 2014, compared to $1.3 million at December 31, 2013. Nonperforming assets, which include nonaccrual loans and REO, totaled $10.3 million at

March 31, 2014, compared to $11.2 million at December 31, 2013. Nonperforming noncovered loans totaled $3.7 million at March 31, 2014, compared to $4.1 million at December 31, 2013. Total nonperforming loans declined $1.7 million from December 31, 2013 to March 31, 2014.

We have seen significant declines in the amount of our classified loans as well. The following table details the balances of criticized and classified loans during the last four quarters (in thousands):

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Noncovered Loans:
Watch	$8,404	$11,022	$13,066	$14,301
Special Mention	10,376	10,546	9,733	6,206
Substandard	9,510	10,598	12,965	21,680
	28,290	32,166	35,764	42,187
Covered Loans:
Watch	2,240	1,851	2,223	6,655
Special Mention	2,566	2,814	3,275	3,264
Substandard	6,509	9,750	16,341	19,638
	11,315	14,415	21,839	29,557
Total criticized and classified loans	$39,605	$46,581	$57,603	$71,744

Declining balances of loans combined with continued improvement in asset quality metrics (including declines in criticized, classified and nonperforming loans, net recoveries during the first quarter of 2014 and fiscal year 2013, and the absence of meaningful charge-offs since the year ended September 30, 2011) has resulted in reverse provisions for loan losses during the three months ended March 31, 2014, thereby reducing the balance of the allowance for loan losses.

We consider the allowance for loans losses at March 31, 2014, to be our best estimate of probable incurred losses inherent in the loan portfolio as of that date based on the assessment of the above-mentioned factors affecting the loan portfolio. While we believe the estimates and assumptions used in the determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

FDIC Indemnification Asset. As part of the purchase and assumption agreements for the acquisitions, we entered into shared-loss agreements with the FDIC. These agreements cover realized losses and certain related expenses on covered assets purchased from the FDIC. The decrease in the FDIC indemnification receivable to $2.9 million at March 31, 2014 compared to $4.9 million at December 31, 2013, was primarily due to the net reduction in estimated future losses on covered assets, which caused impairment charges of $1.6 million during the three months ended March 31, 2014, and the obligation of the Bank to remit a portion of the recoveries received on covered loans during the three months ended March 31, 2014, to the FDIC. The impairment in the FDIC indemnification asset is recognized in noninterest income.

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

Real Estate and Other Repossessed Assets. REO increased $708,000 to $5.5 million at March 31, 2014 from $4.8 million at December 31, 2013 due to transfers to REO of $1.1 million, partially offset by REO sales and provisions. Covered REO totaled $4.1 million at March 31, 2014, compared to $3.6 million at December 31, 2013. Noncovered REO totaled $1.4 million at March 31, 2014, compared to $1.2 million at December 31, 2013.

Deferred Tax Assets, net. Deferred taxes, net, decreased to $14.9 million at March 31, 2014, from $16.8 million at December 31, 2013, primarily due to the improvement in the fair value of investments available-for-sale. At December 31, 2013, the investment portfolio, which is recorded at fair value, carried an unrealized loss of $8.3 million compared to an unrealized loss of $3.2 million at March 31, 2014. As a result, the deferred tax asset on the unrealized loss decreased during the period.

Deposits. Deposits decreased $23.5 million, or 2.9%, to $795.0 million at March 31, 2014, from $818.5 million at December 31, 2013, primarily through the reduction of certificates of deposit. The following table details the changes in total deposit accounts (dollars in thousands):

	March 31, 2014	December 31, 2013	Increase/(Decrease)
			Amount	Percent
Noninterest-bearing demand	$158,908	$160,602	$(1,694)	(1.1)%
Interest-bearing demand	245,260	245,271	(11)	—
Money market	144,227	158,364	(14,137)	(8.9)
Savings	87,024	85,775	1,249	1.5
Certificates of deposit	159,566	168,439	(8,873)	(5.3)
Total deposit accounts	$794,985	$818,451	$(23,466)	(2.9)%

Since market interest rates remain very low and our liquidity remains high, we have reduced our deposit rates to continue to reduce certificates of deposit and our cost of funds. As a result, certificates of deposit declined $8.9 million since December 31, 2013, to $159.6 million at March 31, 2014. Core deposits at March 31, 2014 decreased $14.6 million compared to December 31, 2013. Core deposits comprised 79.9% of the deposit portfolio at March 31, 2014, compared to 79.4% at December 31, 2013.

Equity. Stockholders’ equity increased $3.2 million to $172.2 million at March 31, 2014, from $169.0 million at December 31, 2013. The primary reason for the increase was other comprehensive income of $3.1 million, which includes the unrealized gain or loss, net of taxes, on investments available-for-sale. The decrease in market interest rates and the related increase in the fair value of investments, caused accumulated other comprehensive income to be a net loss of $2.0 million at March 31, 2014, compared to a net loss of $5.1 million at December 31, 2013. Net income of $369,000 during the three months ended March 31, 2014, partially offset $853,000 of dividends paid to shareholders during that period.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

General. Net income for the three months ended March 31, 2014, was $369,000, or $0.03 per diluted share, compared to net income of $461,000, or $0.03 per diluted share, for the same period in 2013. Net interest margin increased slightly to 4.17% during the quarter ended March 31, 2014, from 4.16% during the quarter ended March 31, 2013. The Company's yield on earning assets decreased to 4.44% in the quarter ended March 31, 2014, from 4.50% during the quarter ended March 31, 2013.

Net Interest Income. Net interest income decreased $528,000, or 5.3%, to $9.5 million for the three months ended March 31, 2014, from $10.1 million for the three months ended March 31, 2013. The decrease in net interest income was primarily attributable to a decrease in accretable income on purchased loans, partially offset by a higher yield on investment securities and a decline in interest expense on deposits. Net interest income also decreased in part due to a $4.9 million decline in the average balance of loans receivable during the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

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

	Three Months Ended March 31, 2014 Compared to March 31, 2013
	Increase/(Decrease) Due to
	Rate	Volume	Total
Interest-earning assets:
Loans receivable, net	$(498)	$(96)	$(594)
Investments available-for-sale	136	(278)	(142)
Interest-bearing deposits in other banks	(1)	(1)	(2)
FHLB stock	4	—	4
Total net change in income on interest-earning assets	$(359)	$(375)	(734)
Interest-bearing liabilities:
Savings deposits	$(4)	$—	(4)
Interest-bearing demand deposits	(27)	(1)	(28)
Money market accounts	(15)	(4)	(19)
Certificates of deposit	(25)	(114)	(139)
Total deposits	(71)	(119)	(190)
Repurchase agreements	—	(16)	(16)
Total net change in expense on interest-bearing liabilities	$(71)	$(135)	(206)
Total decrease in net interest income			$(528)

Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 2014, decreased $734,000, or 6.8%, to $10.1 million, from $10.9 million for the same period in 2013. The decrease was primarily attributable to a lower yield on earning assets, compounded by a decrease in average interest-earning assets during the 2014 period. Average interest-earning assets decreased $52.4 million to $913.9 million during the three months ended March 31, 2014 from $966.3 million during the three months ended March 31, 2013, primarily due to the decline in investments and loans. This decline in average interest-earning assets was furthered by a slight decrease in the yield on earning assets to 4.44% during the first quarter of 2014 as compared to 4.50% during the same period in 2013.

Net interest margin is significantly enhanced by accretable income on purchased loans from the acquisitions. This additional income stems from the discount established at the time these loan portfolios were acquired and the related impact of prepayments on purchased loans. Each quarter, the Company analyzes the cash flow assumptions on loan pools purchased in the LibertyBank Acquisition and, at least semi-annually, the Company updates loss estimates, prepayment speeds and other variables when analyzing cash flows. In addition to this accretion income, which is recognized over the estimated life of the loan pools, if a loan is removed from a pool due to payoff or foreclosure, the unaccreted discount in excess of losses is recognized as an accretion gain in interest income. As a result, income from loan pools can be volatile from quarter to quarter. During the three months ended March 31, 2014, the Company experienced prepayments on pooled loans and recoveries on previously charged-off loans, which resulted in accretion gains, although less so than in the linked and year-ago quarters.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest and dividend income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended March 31,				Increase/ (Decrease) in Interest and Dividend Income
	2014		2013
	Average Balance	Yield	Average Balance	Yield
Loans receivable, net of deferred fees	$412,037	7.42%	$416,936	7.90%	$(594)
Investments, available-for-sale	385,088	2.53	429,852	2.40	(142)
Interest-bearing deposits in other banks	99,996	0.21	102,104	0.21	(2)
FHLB stock	16,733	0.10	17,377	—	4
Total interest-earning assets	$913,854	4.44%	$966,269	4.50%	$(734)

Interest Expense. Interest expense decreased $206,000, or 25.4% to $606,000 for the three months ended March 31, 2014, compared to $812,000 for the three months ended March 31, 2013. Average interest-bearing liabilities decreased $56.6 million between these periods to $649.9 million, and our cost of funds decreased to 0.37% for the three months ended March 31, 2014, compared to 0.46% for the same period in 2012.

The decline in average deposits during the three months ended March 31, 2014, compared to the same period in 2013, was due to maturities of certificates of deposit and a decline in money market account balances. Due to our high cash and investments balances, the low interest rate environment, and weak loan demand from creditworthy borrowers, the need for additional funding through certificates has been muted; therefore, we reduced our rates on deposits throughout 2012 and 2013, which caused balances of certificates of deposit to decline and our cost of funds to decrease.

The following table details average balances, cost of funds and the change in interest expense for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended March 31,				Decrease in Interest Expense
	2014		2013
	Average Balance	Rate	Average Balance	Rate
Savings deposits	$86,003	0.03%	$85,357	0.05%	$(4)
Interest-bearing demand deposits	244,757	0.12	247,804	0.16	(28)
Money market deposits	154,888	0.11	166,402	0.14	(19)
Certificates of deposit	164,271	1.19	202,221	1.24	(139)
Repurchase agreements	—	—	4,777	1.34	(16)
Total interest-bearing liabilities	$649,919	0.37%	$706,561	0.46%	$(206)

Approximately $101.4 million of certificates of deposit are scheduled to mature within twelve months of March 31, 2014.

Provision for Loan Losses. As a result of improved asset quality, including lower balances of delinquent and classified loans, strong recoveries on previously charged-off loans and the absence of significant charge-offs, a net reverse provision for loan losses of $(1.5) million was recorded in connection with our analysis of losses in the loan portfolio for the three months ended March 31, 2014, compared to reverse provisions for loan losses of $(227,000) for the same period in 2013. The net reverse provision during the three months ended March 31, 2014, included a $(700,000) reverse provision on noncovered loans and a $(780,000) net provision on covered loans. The impact of shared-loss agreements on the reverse provision for loan losses on covered loans during the three months ended March 31, 2014, is recorded as a decrease to the FDIC indemnification asset and a decrease in noninterest income, which totaled $739,000 for the three months ended March 31, 2014. During the three months ended March 31, 2013, we recorded reverse provisions for loan losses on covered loans of $(2,000).

Noninterest Income. Noninterest income decreased $1.4 million, to $(870,000) for the three months ended March 31, 2014 from $498,000 for the three months ended March 31, 2013. Excluding the impact of the indemnification asset on noninterest income, noninterest income declined $1.1 million during the three months ended March 31, 2014 compared to the same period in 2013.

The following table provides a detailed analysis of the changes in components of noninterest income (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	Amount	Percent
Service charges and fees	$1,943	$1,983	$(40)	(2.0)%
(Loss) gain on sale of investments	(681)	254	(935)	(368.1)
Increase in cash surrender value of life insurance	109	116	(7)	(6.0)
FDIC indemnification provision	(739)	(41)	(698)	(1,702.4)
Impairment of FDIC indemnification asset	(1,565)	(1,994)	429	21.5
Other	63	180	(117)	(65.0)
Total noninterest income	$(870)	$498	$(1,368)	274.7%

Noninterest income includes pre-tax losses on the sales of investments during the three months ended March 31, 2014, of $681,000, compared to gains of $254,000 for the three months ended March 31, 2013. The largest portion of the loss in the current quarter was recognized on the sale of our long-term U.S. Treasury bond.

The “FDIC indemnification recovery (provision)” represents the amount expected from the FDIC under loss sharing agreements due to incremental provisions for loan losses in the current period or the impairment (reduction) in the expected amounts to be recovered from the FDIC due to a negative provision in the current period. “Impairment of the FDIC indemnification asset” generally relates to the reduction in the amounts previously estimated to be received from the FDIC as a result of decreases in estimated losses on covered loans. During the three months ended March 31, 2014, impairment of the FDIC indemnification asset totaled $1.6 million compared to $2.0 million for the three months ended March 31, 2013. While reductions in estimated losses may cause impairment of the FDIC indemnification asset, interest income on loans generally is increased due to transfers from nonaccretable yield to accretable yield as expected cash flows are higher than previously estimated. The Company amortizes the impairment of the FDIC indemnification asset over the period that covered assets are subject to the loss sharing agreements with the FDIC while accretable yield is recorded over the estimated life of the loan. Therefore, a mismatch in timing between the recognition of accretable yield and impairment of the FDIC indemnification asset could negatively affect the Company's results of operations.

Noninterest Expense. Noninterest expense decreased $629,000, or 6.2%, to $9.5 million for the three months ended March 31, 2014, compared to $10.1 million during the three months ended March 31, 2013, as we experienced declines in nearly every category of noninterest expense as a result of branch closures and continued operating efficiency initiatives.

The following table provides a detailed analysis of the changes in components of noninterest expense (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	Amount	Percent
Compensation and benefits	$5,607	$6,010	$(403)	(6.7)%
Occupancy and equipment	1,321	1,420	(99)	(7.0)
Data processing	834	928	(94)	(10.1)
Advertising	88	123	(35)	(28.5)
Postage and supplies	194	206	(12)	(5.8)
Professional services	536	524	12	2.3
Insurance and taxes	381	351	30	8.5
Amortization of intangibles	101	124	(23)	(18.5)
Provision for REO	12	95	(83)	(87.4)
Other expenses	394	316	78	24.7
Total noninterest expense	$9,468	$10,097	$(629)	(6.2)%

Compensation and benefits decreased $403,000 or 6.7% to $5.6 million for the three months ended March 31, 2014 from $6.0 million for the three months ended March 31, 2013 primarily due to fewer employees in 2014 as a result of branch closures that occurred in the first quarter of 2013 and departures of employees upon the announcement of the pending merger with Cascade. All other categories of expenses were $226,000 in the aggregate lower during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Income Tax Provision. The income tax provision from continuing operations during the three months ended March 31, 2014 was $300,000 based on pre-tax income from operations of $669,000, which equates to an effective rate of 44.84%. Some of the merger-related expenses recorded during 2014 are not deductible from taxable income, resulting in a high effective tax rate. This compares to an income tax provision from continuing operations of $222,000 based on pre-tax income of $683,000 for the three months ended March 31, 2013.

Liquidity, Commitments and Capital Resources

Liquidity. Liquidity management is both a daily and long-term function of business management. On a monthly basis, we review and update cash flow projections to ensure that adequate liquidity is maintained. Excess liquidity is generally invested in excess deposit balances at the Federal Reserve Bank of San Francisco. On a longer-term basis, we maintain a strategy of originating loans and purchasing investments. Balances on deposit with the Federal Reserve Bank that are in excess of our required reserve balances currently earn interest at a rate that approximates the federal funds rate.

Our primary sources of funds are client deposits and advances from the Federal Home Loan Bank of Seattle (“FHLB of Seattle”). Cash flows from loan repayments and maturing investments provide additional liquidity. These funds, together with retained earnings and equity, are used to originate or purchase loans, purchase investments and other assets, and fund continuing operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of investments. While maturities and the scheduled amortization of loans and investments are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition. Alternatively, we may sell assets to meet our funding needs.

We measure our liquidity based on our current and projected ability to fund assets growth and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices, or in a reasonable time frame, to meet our normal or unanticipated obligations. We regularly monitor the mix of our assets and our liabilities to effectively manage our liquidity and funding requirements. We believe our current liquidity position is sufficient to fund existing commitments. We currently maintain cash flow and liquidity above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.

Certificates of deposit scheduled to mature in one year or less at March 31, 2014, totaled $101.4 million, which represented 63.5% of our certificates in our deposit portfolio at March 31, 2014. Since loan demand has slowed and in order to reduce our cost of funds, we have been reluctant to offer rates in excess of wholesale borrowing costs. This has resulted in expected deposit runoff at a higher pace than the Bank has historically experienced. Nonetheless, we believe the Company has adequate resources to fund loan and other commitments through growth in core deposits, FHLB advances, loan repayments and maturing investment securities.

The Bank is approved to borrow at the Discount Window of the Federal Reserve Bank of San Francisco and could use that facility as a funding source to meet commitments and for liquidity purposes. The Bank also holds a $25.0 million line of credit with a third-party bank. There were no funds drawn on the Discount Window or the line of credit at March 31, 2014.

We also had the ability at March 31, 2014, to borrow $80.9 million from FHLB of Seattle. We had no borrowed funds on this line at March 31, 2014; however, we are dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general may materially impair our ability to meet our growth plans or to meet short and long term liquidity demands. However, our mortgage-backed securities are marketable and could be sold to obtain cash to meet liquidity demands should our access to FHLB funding be impaired.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2014, (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Fixed rate	$8,483
Adjustable rate	12,966
Undisbursed balance of loans	20,440
Unused lines of credit	63,576
Commercial letters of credit	1,191
Total	$106,656

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. The Company's consolidated capital ratios at March 31, 2014 were as follows: Tier 1 capital of 16.55%; Tier 1 (core) risk-based capital of 36.64%; and total risk-based capital of 37.90%. The applicable regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. The Bank's regulatory capital ratios at March 31, 2014 were as follows: Tier 1 capital of 11.85%; Tier 1 (core) risk-based capital of 26.46%; and total risk-based capital of 27.71%. As of March 31, 2014, the Bank also exceeded all regulatory capital requirements.

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

At March 31, 2014, the Company had no off-balance sheet derivative financial instruments, and the Company did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company's 2013 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of the Company's 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any common stock during the quarter ended March 31, 2014.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss) (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.* (5)

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

Home Federal Bancorp, Inc.

Date: May 12, 2014	/s/ Len E. Williams
Len E. Williams President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	/s/ Eric S. Nadeau
Eric S. Nadeau Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger with Banner Corporation (1)
2.2	Agreement and Plan of Merger with Cascade Bancorp (2)
3.1	Articles of Incorporation of the Registrant (3)
3.2	Amended and Restated Bylaws of the Registrant (4)
11	Reference is made to Note 3- Earnings Per Share in the Selected Notes to Consolidated Financial Statements under Item 1 herein
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*
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